Form 10-Q
period 2011-03-31
Cornerstone OnDemand Inc
filed 2011-05-13
CIK 1401680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-35098

Cornerstone OnDemand, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4068197
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1601 Cloverfield Blvd.

Suite 620 South

Santa Monica, CA 90404

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code:

(310) 752-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 12, 2011
Common Stock	47,537,696

CORNERSTONE ONDEMAND, INC.

QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

©Copyright 2011 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand appearing in this Quarterly Report on Form 10-Q are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2011	December 31, 2010

Assets
Cash and cash equivalents	$91,045	$7,067
Accounts receivable, net	15,132	20,876
Deferred commissions	2,635	2,330
Prepaid expenses and other current assets	3,157	1,869

Total current assets	111,969	32,142
Capitalized software development costs, net	2,979	2,662
Property and equipment, net	3,831	3,976
Deferred offering costs	—	2,888
Other assets, net	888	1,226

Total Assets	$119,667	$42,894

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$7,074	$4,554
Accrued expenses	4,879	6,556
Deferred revenue, current portion	31,215	32,745
Capital lease obligations, current portion	1,469	1,369
Debt, current portion	6	14
Other liabilities	619	760

Total current liabilities	45,262	45,998
Other liabilities, non-current	943	981
Deferred revenue, net of current portion	1,188	1,073
Capital lease obligations, net of current portion	1,580	1,523
Long-term debt, net of current portion	—	8,705
Preferred stock warrant liabilities	—	39,756

Total liabilities	48,973	98,036
Commitments and contingencies
Series A convertible preferred stock, $0.0001 par value, 0 and 3,224 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010; liquidation preference of $0 and $3,224 at March 31, 2011 and December 31, 2010	—	2,144
Series B convertible preferred stock, $0.0001 par value, 0 and 2,600 shares authorized, issued and outstanding at March 31, 2011 and December 31, 2010; liquidation preference of $0 and $3,250 at March 31, 2011 and December 31, 2010	—	3,250
Series C convertible preferred stock, $0.0001 par value, 0 and 2,456 shares authorized and 0 and 2,031 shares issued and outstanding at March 31, 2011 and December 31, 2010; liquidation preference of $0 and $3,250 at March 31, 2011 and December 31, 2010	—	3,250
Series D redeemable convertible preferred stock, $0.0001 par value, 0 and 14,417 shares authorized and 0 and 10,625 shares issued and outstanding at March 31, 2011 and December 31, 2010; liquidation preference of $0 and $17,000 at March 31, 2011 and December 31, 2010	—	22,122
Series E redeemable convertible preferred stock, $0.0001 par value, 0 and 7,030 shares authorized and 0 and 5,273 shares issued and outstanding at March 31, 2011 and December 31, 2010; liquidation preference of $0 and $8,700 at March 31, 2011 and December 31, 2010	—	11,323
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 50,000 shares authorized, 47,518 and 10,586 shares issued and outstanding at March 31, 2011 and December 31, 2010	5	1
Additional paid-in capital	219,142	597
Accumulated deficit	(148,344)	(97,802)
Accumulated other comprehensive loss	(109)	(27)

Total stockholders’ equity (deficit)	70,694	(97,231)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$119,667	$42,894

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2011	2010

Revenue	$15,747	$9,670
Cost of revenue	4,579	3,064

Gross profit	11,168	6,606
Operating expenses:
Sales and marketing	9,845	6,366
Research and development	2,322	1,004
General and administrative	3,553	1,416

Total operating expenses	15,720	8,786

Loss from operations	(4,552)	(2,180)
Other income (expense):
Interest income	—	1
Interest expense	(684)	(211)
Change in fair value of preferred stock warrant liabilities	(42,559)	(1,272)
Other, net	236	(125)

Other income (expense), net	(43,007)	(1,607)

Loss before provision for income taxes	(47,559)	(3,787)
Provision for income taxes	(34)	(30)

Net loss	$(47,593)	$(3,817)
Accretion of redeemable preferred stock	(5,208)	(764)

Net loss attributable to common stockholders	$(52,801)	$(4,581)

Net loss per share attributable to common stockholders, basic and diluted	$(3.65)	$(0.54)

Weighted-average common shares outstanding, basic and diluted	14,453	8,526

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(47,593)	$(3,817)
Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation and amortization	823	543
Non-cash interest expense	387	45
Change in fair value of preferred stock warrant liabilities	42,559	1,272
Stock-based compensation expense	805	95
Non-cash charitable contribution of common stock	193	—
Changes in operating assets and liabilities:

Accounts receivable	5,744	4,603
Deferred commissions	(305)	(480)
Prepaid expenses and other assets	(1,077)	(486)
Accounts payable	1,474	671
Accrued expenses	(10)	(820)
Deferred revenue	(1,415)	(433)
Other liabilities	(194)	346

Net cash provided by operating activities	1,391	1,539

Cash flows from investing activities:
Purchases of property and equipment	(64)	(288)
Capitalized software development costs	(663)	(354)
Purchases of intangible assets	—	(10)

Net cash used in investing activities	(727)	(652)

Cash flows from financing activities:

Proceeds from initial public offering, net of underwriting discounts and commissions	90,539	—
Proceeds from issuance of preferred stock upon warrant exercises	3,163	—
Proceeds from common stock warrant exercises	159	—
Payments of initial public offering costs	(1,256)	—
Repayment of debt	(9,072)	(506)
Principal payments under capital lease obligations	(398)	(272)
Proceeds from stock option exercises	179	8

Net cash provided by (used in) financing activities	83,314	(770)

Net increase in cash and cash equivalents	83,978	117
Cash and cash equivalents at beginning of period	7,067	8,061

Cash and cash equivalents at end of period	$91,045	$8,178

Supplemental cash flow information:

Cash paid for interest	325	180
Cash paid for taxes	43	15
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$132,775	$—
Assets acquired under capital leases	$193	$1,775
Capitalized stock-based compensation	$42	$4
Offering costs included in accounts payable and accrued expenses	$2,377	$—

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance as of December 31, 2010	10,586	$1	$597	$(97,802)	$(27)	$(97,231)
Accretion of preferred stock	—	—	(2,259)	(2,949)	—	(5,208)

Conversion of preferred to common stock	28,809	3	132,772	—	—	132,775
Issuance of common stock for the exercise of warrants to purchase common stock	169	—	159	—	—	159
Issuance of common stock upon initial public offering, net of issuance costs	7,500	1	86,654	—	—	86,655
Issuance of common stock to a non-profit organization	20	—	193	—	—	193
Issuance of common stock upon the exercise of options	434	—	179	—	—	179
Stock-based compensation	—	—	847	—	—	847

Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(82)	(82)
Net loss	—	—	—	(47,593)	—	(47,593)

Comprehensive loss						(47,675)

Balance as of March 31, 2011	47,518	$5	$219,142	$(148,344)	$(109)	$70,694

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Company Overview

Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.

The Company is a global provider of a comprehensive learning and talent management solution delivered as Software-as-a-Service (“SaaS”). The Company’s solution is designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content.

The Company is headquartered in Santa Monica, California and has offices in Paris, London, Munich, Mumbai, Madrid and Tel Aviv.

Initial Public Offering

In March 2011, the Company completed its initial public offering whereby it sold 7,500,000 shares of common stock at a price of $13.00 per share. The Company’s shares are traded on the NASDAQ Global Market. The Company received proceeds from its initial public offering of $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.9 million. Offering costs at December 31, 2010 of $2.9 million which were recorded in other non-current assets and additional offering costs incurred from January 2011 to the completion of the initial public offering of approximately $1.0 million were reclassified as additional paid-in capital.

As part of the offering, an additional 4,575,000 shares of common stock were sold by certain existing stockholders at a price of $13.00 per share, including 1,575,000 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the Securities and Exchange Commission (“SEC”) on March 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on March 17, 2011.

Recent Accounting Pronouncement

In January 2010, the Financial Accounting Standards Board (“FASB”) issued revised authoritative guidance on fair value disclosures to require companies to present separately in the Level 3 reconciliation information about purchases, sales, issuances and settlements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this guidance as of January 1, 2010. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for a period.

Prior to the Company’s initial public offering, as the Company had convertible preferred stock outstanding, and, as the holders of the Company’s convertible preferred stock were entitled to participate in dividends and earnings of the Company, the Company used the two-class method in calculating earnings per share for periods in which the Company generated net income. As the holders of the Company’s preferred stock are not contractually obligated to share in the losses of the Company, no losses are allocated to the preferred stock under the two-class method.

The Company may grant restricted stock under the 2010 Equity Incentive Plan (“2010 Plan”) (Note 7), which was adopted on March 16, 2011. As the holders of the Company’s restricted stock under the 2010 Plan are both entitled to participate in dividends and earnings of the Company and are not contractually obligated to share in the losses of the Company, the Company uses the two-class method in calculating earnings per share for periods in which the Company generates income. As of March 31, 2011, no restricted stock awards had been granted under the 2010 Plan.

The two-class method requires net income to be allocated between the classes of stockholders, whether vested or unvested, based on their respective rights to receive dividends, whether or not declared.

Diluted loss per share attributable to common stockholders is based on the weighted-average number of shares of common stock outstanding adjusted for the dilutive effect of share-based awards and the potential dilutive effect of warrants and convertible preferred stock. Diluted loss per share attributable to common stockholders is the same as basic loss per share attributable to common stockholders for all periods presented because the effects of including the potentially dilutive items were anti-dilutive.

The following table presents our basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2011	2010

Net loss attributable to common stockholders	$(52,801)	$(4,581)

Weighted-average shares of common stock outstanding, excluding 60 and 0 shares upon early exercise of unvested options	14,453	8,526

Net loss per share attributable to common stockholders – basic and diluted	$(3.65)	$(0.54)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders at March 31, 2011 and 2010 (in thousands):

	March 31,
	2011	2010

Options to purchase common stock	5,699	5,090
Common stock subject to repurchase	60	—
Common stock warrants	735	474
Preferred stock warrants	—	5,602
Conversion of convertible preferred stock	—	23,753

Total shares excluded from net loss per share attributable to common stockholders	6,494	34,919

As of March 31, 2011, immediately exercisable options to purchase 75,000 shares of common stock had been granted, of which an option to purchase 60,000 shares of common stock were early exercised during 2010. All of the shares issued upon early exercise of options during 2010 were unvested and subject to the Company’s repurchase right at March 31, 2011.

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Observable inputs are based on market data obtained from independent sources. At December 31, 2010, the Company’s warrants to purchase preferred stock were measured using unobservable inputs that required a high level of judgment to determine fair value, and thus were classified as Level 3 inputs. All of the warrants to purchase preferred stock were exercised in March 2011, and the Company recorded changes to the fair value of the warrants through the respective warrant exercise dates. Upon the completion of the Company’s initial public offering, all of the then-outstanding shares of preferred stock were automatically converted into shares of common stock on a one-for-one basis.

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31, 2011				December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents (including restricted cash)	$85,208	$85,208	$—	$—	$208	$208	$—	$—
Preferred stock warrant liabilities	$—	$—	$—	$—	$(39,756)	$—	$—	$(39,756)

At March 31, 2011, cash equivalents and restricted cash of $85.0 million and $0.2 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills and an irrevocable standby letter of credit held at Silicon Valley Bank in accordance with the Company’s office lease agreement included in other current assets.

The changes in the fair value of preferred stock warrants are summarized below based on assumptions summarized in Note 6 (in thousands):

	March 31,
	2011	2010

Fair value at beginning of period	$39,756	$5,683
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	42,559	1,272
Exercise of preferred stock warrants	(82,315)	—

Fair value at end of period	$—	$6,955

4. DEBT

Ironwood Equity Fund LP

In March 2009, the Company borrowed an aggregate of $4.0 million from Ironwood Equity Fund LP under the terms of a senior subordinated promissory note with a maturity of March 2014. In connection with the note, the Company issued a warrant to purchase 484,849 shares of the Company’s Series E Preferred Stock at an exercise price of $1.65 per share and a warrant to purchase 5,000 shares of common stock at an exercise price of $3.50 per share. Both warrants were net exercised immediately prior to the completion of the initial public offering, resulting in the issuance of 426,963 shares of common stock (Note 6). In addition, upon the consummation of an initial public offering, at the option of the noteholder, the Company was required to redeem the outstanding principal amount of the note at 103%, together with accrued interest. At December 31, 2010, this contingent interest payment feature represented an embedded derivative, which was valued at approximately $66,000 and recorded in other liabilities. In March 2011, upon the completion of the Company’s initial public offering, the Company used the proceeds from the offering to pay all obligations under the note, including the outstanding principal of $4.0 million, a contingent interest payment of $120,000, and unpaid accrued interest of $27,500. Upon the payment of such amounts to the noteholder, the remaining unamortized debt discount of approximately $335,000 and debt issuance costs of $47,000 were recorded as an interest expense.

Silicon Valley Bank

In August 2010, the Company entered into a $15.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”), with a maturity of August 2012. During September 2010, the amount available under the line of credit was reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to a sales arrangement with a state agency. The SVB Credit Facility is subject to certain financial covenants, including a liquidity coverage ratio and achievement of defined performance criteria. In connection with the SVB Credit Facility, the Company issued Silicon Valley Bank a warrant to purchase 90,000 shares of common stock at an exercise price of $3.50 per share. The warrant was net exercised immediately prior to the completion of the initial public offering, resulting in the issuance of 65,769 shares of common stock (Note 6). In March 2011, all outstanding principal together with unpaid accrued interest were paid with proceeds from the initial public offering. At March 31, 2011, $14.7 million was available to support future borrowings under the SVB Credit Facility.

5. CAPITALIZATION

The Company recorded an expense of $0.2 million relating to the February 28, 2011 issuance of 20,000 shares of common stock to a non-profit organization.

On March 22, 2011, upon the completion of the Company’s initial public offering, all outstanding shares of convertible preferred stock were automatically converted into 28,809,031 shares of common stock on a one-for-one basis.

The following table summarizes the number of shares of convertible preferred stock for the three months ended March 31, 2011 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Preferred stock outstanding at December 31, 2010	3,224	2,600	2,031	10,625	5,273	23,753
Cash exercise of preferred stock warrants (Note 6)	—	—	155	208	1,006	1,369
Net exercise of preferred stock warrants (Note 6)			197	3,024	466	3,687
Conversion of preferred stock into common stock	(3,224)	(2,600)	(2,383)	(13,857)	(6,745)	(28,809)

Preferred stock outstanding at March 31, 2011	—	—	—	—	—	—

The following table summarizes preferred stock amounts for the three months ended March 31, 2011 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Balance as of December 31, 2010	$2,144	$3,250	$3,250	$22,122	$11,323	$42,089
Accretion of preferred stock	—	—	—	3,430	1,778	5,208
Exercise of preferred stock warrants	—	—	4,153	56,945	24,380	85,478
Conversion of preferred stock into common stock	(2,144)	(3,250)	(7,403)	(82,497)	(37,481)	(132,775)

Balance as of March 31, 2011	$—	$—	$—	$—	$—	$—

6. WARRANTS

Warrants to Purchase Common Stock

The following table summarizes information relating to the Company’s common stock warrants (in thousands, except per share data):

				Exercises during the Three Months Ended March 31, 2011

Year of Issuance	Exercise Price per Share	Common Stock Warrants Outstanding		Common Stock Shares issued upon Net Exercise	Common Stock Shares issued upon Cash Exercise	Expiration Date
		March 31, 2011	December 31, 2010
2005	$1.60	94	125	—	31	June 2012
2006	$1.60	135	150	—	15	September 2013
2007	$1.60	53	53	—	—	April 2014
2007	$1.60	93	146	—	53	May 2014
2010	$3.50	—	95	69	—	—
2010	$0.01	360	360	—	—	December 2020

On March 11, 2011, 99,167 shares of common stock were issued upon the exercise of common stock warrants at an exercise price of $1.60 per share. Immediately prior to the completion of the initial public offering, the Company issued 69,422 shares of common stock upon the net exercise of common stock warrants outstanding, at an exercise price of $3.50 per share, based upon the Company’s initial public offering price of $13.00 per share.

On May 6, 2009, the Company entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute the Company’s software solution to its customers under ADP’s name. In connection with the distributor agreement, the Company also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of the Company’s common stock. When ADP achieves the defined sales targets and earns a warrant for a contract year, the Company records the fair value of such warrant as a reduction of revenue. The Company determines the fair value of these warrants using a Black-Scholes option-pricing model, which incorporates several estimates and assumptions that are subject to significant judgment. The warrants must be exercised immediately prior to an acquisition of the Company through a reorganization, merger or consolidation; immediately prior to a sale, lease or other disposition of all of the Company’s assets; or within three years after an initial public offering.

Upon the completion of the Company’s initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. However, ADP was eligible to earn a warrant for the partial contract year that began on July 1, 2010 and ended on March 22, 2011, the closing date of the Company’s initial public offering, if it met pro-rated specified sales targets for that period. The Company concluded that ADP had not met the pro-rated specified sales targets for such partial contract year based on its assessment of the contractual terms of the arrangement. Pursuant to the terms of the arrangement, the Company notified ADP that it had not earned the warrant for such partial year. ADP contends that it met the pro-rated specified sales target for the partial contract year that would entitle ADP to a warrant to purchase 443,048 shares of the Company’s common stock at an exercise price of $0.53 per share. The Company has initiated discussions with ADP to resolve this matter and has reviewed ADP’s assessment. The Company does not believe that it is probable that it will be required to issue a warrant for such partial contract year and accordingly, has not recorded a reduction in revenue for the three months ended March 31, 2011. However, the outcome of this matter is subject to various uncertainties. If it is ultimately determined that a warrant will be issued under the arrangement, it is expected that the non-cash impact of recording such issuance as a reduction of revenue would be material to the Company’s results of operations in the period in which the matter is resolved. The estimated fair value of such warrant that ADP contends it has earned would have been approximately $7.9 million at March 31, 2011 based on the fair market value of the Company’s common stock at that date. As the fair value of the warrant is measured based on the fair market value of the Company’s common stock on the issuance date, the actual fair value of the warrant may be materially different from the estimated fair value at March 31, 2011.

On April 19, 2011, ADP exercised the warrant to purchase 360,000 shares of the Company’s common stock that was issued in December 2010, at an exercise price of $0.01 per share.

Warrants to Purchase Preferred Stock

As of March 31, 2011, all warrants to purchase preferred stock outstanding at December 31, 2010 had been exercised as summarized in the table below (in thousands, except per share amounts):

Warrant of Preferred Stock Issued	Exercise Price Per Share	Outstanding at December 31, 2010	Shares Issued Upon Net Exercise	Shares Issued Upon Cash Exercise	Outstanding at March 31, 2011

Series C	$1.60	380	197	155	—
Series D	$2.40	3,333	2,901	—	—
Series D	$2.40	208	—	208	—
Series D	$1.60	141	123	—	—
Series E	$2.40	1,054	43	1,006	—
Series E	$1.65	485	423	—	—

The fair value of the warrants to purchase the Company’s preferred stock was determined using a Black-Scholes option pricing model.

The following weighted-average assumptions were used to determine the fair value of the Series C, Series D, and Series E Preferred Stock warrants at each of the respective exercise dates summarized above during March 2011 and December 31, 2010:

	Series C		Series D		Series E
	March, 2011	December 31, 2010	March, 2011	December 31, 2010	March, 2011	December 31, 2010
Risk-free interest rate	0.1%	0.1%	0.1%	0.2%	0.1%	0.2%
Expected term (in years)	—	0.5	—	0.9	—	0.7
Estimated dividend yield	—%	—%	—%	—%	—%	—%
Weighted-average estimated volatility	43.1%	43.8%	43.1%	43.8%	43.1%	43.8%
Fair value (in thousands)	$3,905	$2,945	$56,445	$25,740	$21,965	$11,071

7. STOCK OPTION PLAN

As of March 31, 2011, the Company had three stock-based compensation plans, the 1999 Stock Plan (“1999 Plan”), the 2009 Equity Incentive Plan (“2009 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”). Upon the completion of the Company’s initial public offering, the Company adopted the 2010 Plan. The 2010 Plan permits the grant of incentive stock options to employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Upon the adoption of the 2010 Plan in March 2011, the Company will no longer grant any additional awards under the 1999 Plan and the 2009 Plan. However, the 1999 Plan and the 2009 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan.

As of March 31, 2011, the maximum aggregate number of shares issuable under the 2010 Plan is 3,680,480 shares, plus (i) any shares subject to stock options or similar awards granted under the 1999 Plan or 2009 Plan prior to March 16, 2011 that expire or otherwise terminate without having been exercised in full and (ii) shares issued pursuant to awards granted under the 1999 Plan and 2009 Plan that are forfeited to or repurchased by the Company after March 16, 2011, with the maximum number of shares to be added to the 2010 Plan from the 1999 Plan and 2009 Plan equal to 5,614,369 shares of common stock. In addition, the number of shares available for issuance under the 2010 Plan will be annually increased on the first day of each fiscal year beginning with 2012, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s Board of Directors determines.

Shares issued pursuant to awards under the 2010 Plan that are repurchased by the Company or that expire or are forfeited, as well as shares used to pay the exercise price of an award or to satisfy the minimum tax withholding obligations related to an award, will become available for future grant or sale under the 2010 Plan. In addition, to the extent that an award is paid out in cash rather than shares, such cash payment will not reduce the number of shares available for issuance under the 2010 Plan.

Under the 2010 Plan, 3,537,030 shares remained available for issuance, at March 31, 2011.

Stock Options

The exercise price of stock options granted under the 2010 Plan must equal at least the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years; provided, however, that an incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of the Company’s stock, may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value of our common stock on the grant date. In March 2011, options to purchase 144,200 shares of common stock were granted under the 2010 Plan.

Restricted Stock

The Company may grant restricted stock under the 2010 Plan. Restricted stock awards are grants of shares of the Company’s common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Board of Directors provides otherwise. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. The fair value of each share of restricted stock granted is equal to the grant date fair market value of the Company’s common stock. As of March 31, 2011, no restricted stock had been granted under the 2010 Plan.

Restricted Stock Units

The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of March 31, 2011, no restricted stock units had been granted under the 2010 Plan.

Stock Appreciation Rights

The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of March 31, 2011, no stock appreciation rights had been granted under the 2010 Plan.

Performance Units/Performance Shares

The Company may also grant performance units and performance shares under the 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals for a predetermined performance period, established by the Board of Directors, are achieved or the awards otherwise vest. The fair value of each performance unit and performance share awarded is equal to the fair market value of the Company’s common stock at the close of the applicable performance period. The payment of performance units and performance shares may be in the form of cash, shares, or a combination thereof, as determined by the Board of Directors. As of March 31, 2011, no performance units or performance shares had been granted under the 2010 Plan.

The following table summarizes the stock option activity under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,347	$2.33	8.2	$35,026
Granted	564	$9.93	9.8
Exercised	(434)	$0.41	5.4
Forfeited	(29)	$4.47

Outstanding, March 31, 2011	5,448	$3.26	8.4	$81,544

Exercisable at March 31, 2011	2,046	$0.57	7.0	$36,129
Vested and expected to vest at March 31, 2011	5,268	$3.17	8.3	$79,311

The following table summarizes information about stock options outstanding and exercisable at March 31, 2011 (in thousands):

	Options Outstanding		Options Exercisable
Exercise price	Number	Weighted- Average Remaining Contractual Life (in years)	Number	Weighted- Average Remaining Contractual Life (in years)
$0.34	1,403	6.3	1,296	6.3
$0.50	4	0.3	4	0.3
$0.53	724	7.8	437	7.8
$1.26	500	8.8	220	8.8
$1.65	758	9.1	74	9.1
$5.93	547	9.5	11	9.5
$6.51	955	9.6	—	—
$8.88	413	9.8	4	9.8
$13.00	144	10.0	—	—

	5,448		2,046

The total intrinsic value of options exercised during the three months ended March 31, 2011 was $4.0 million.

The Company recognized compensation expense related to options of $0.7 million and $0.1 million for the three months ended March 31, 2011 and 2010, respectively.

Unrecognized compensation expense relating to stock options was $9.2 million at March 31, 2011, which is expected to be recognized over a weighted-average period of 3.0 years.

The aggregate grant date fair value of stock options granted for the three months ended March 31, 2011 was $4.7 million.

Restricted Stock Units

Restricted stock unit activity for the three months ended March 31, 2011 is summarized as follows for restricted stock units outstanding under the 2009 Plan (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2010	270	$7.55
Granted	42	8.88
Vested	—	—
Forfeited	—	—

Nonvested shares outstanding at March 31, 2011	312	$7.73

The Company recognized compensation expense related to restricted stock units of $0.1 million and $0 for the three months ended March 31, 2011 and 2010, respectively.

Unrecognized compensation expense related to nonvested restricted stock units was $2.2 million at March 31, 2011, which will be recognized into expense over the weighted-average period 3.6 years.

The aggregate grant date fair value of restricted stock units granted for the three months ended March 31, 2011 was $0.8 million.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended March 31,
	2011	2010
Cost of revenue	$46	$13
Sales and marketing expense	212	60
Research and development expense	114	15
General and administrative expense	433	7

Total	$805	$95

8. INCOME TAXES

The Company’s income tax expense was $34,000 and the effective income tax rate was (0.1%) for the three months ended March 31, 2011, as compared to an income tax expense of $30,000 and an effective tax rate of (0.8%) for the three months ended March 31, 2010. The increase in the income tax expense primarily relates to additional foreign income taxes. The effective income tax rate for the three months ended March 31, 2011 reflects various foreign income taxes and the non-realizable net deferred tax assets in the U.S. and certain foreign jurisdictions.

The Company recorded valuation allowances on the net deferred tax assets of the Company’s U.S. operations and certain foreign jurisdictions and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets based on accounting standards for income taxes each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2006 for its U.S. federal income tax returns and state income tax returns. The Company is subject to examination by various foreign jurisdictions for years after 2006. The Company believes it has adequately reserved for our uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.

9. CONTINGENCIES

Guarantees and Indemnifications

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases, are indefinite but subject to statute of limitations. To date, the Company has made no payments related to these guarantees and indemnities. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and insurance coverage and has therefore, has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

Litigation

The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. The Company has determined that it does not have a potential liability related to any legal proceedings or claims that would individually or in the aggregate materially adversely affect its financial conditions or operating results.

ADP Warrants

For information regarding contractual obligations in conjunction with a distributor agreement with ADP, refer to Note 6.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solution; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solution; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing learning and talent management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering learning and talent management solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solution and alternatives to our solution, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are a leading global provider of a comprehensive learning and talent management solution delivered as software-as-a-service, or SaaS. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders and enabling an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. We currently have over 560 clients who use our solution to empower over 5.2 million users across 179 countries and 25 languages.

Our solution consists of five integrated platforms for learning management, enterprise social networking, performance management, succession planning and extended enterprise. Clients can purchase these platforms individually and easily add and integrate additional platforms at any time. We offer a number of cross-platform tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our solution as well as third-party e-learning content for use with our solution.

We generate most of our revenue from sales of our solution pursuant to multi-year client agreements. Our sales typically involve competitive processes, with sales cycles that generally vary in duration from two to nine months depending on the size of the potential client. We price our solution based on the number of platforms the client can access and the permitted number of users with access to each platform. Our client agreements typically have terms of three years. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content. We generate sales of our solution primarily through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to accelerate our investment in our direct sales and distribution activities to continue to address our market opportunity.

We target our sales and marketing efforts at large and mid-sized clients, and our solution can be used in all industry vertical segments. We also continue to market and sell to existing clients, who may renew their subscriptions, add platforms, broaden the deployment of our solution across their organizations and increase the usage of our solution over time. Our number of clients has grown to 562 at March 31, 2011 from 481 at December 31, 2010 and 310 at March 31, 2010.

We recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as these services are performed. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription period. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of client agreements related to our solution, our revenue has grown to $15.7 million for the three months ended March 31, 2011 from $9.7 million for the three months ended March 31, 2010.

We have historically experienced seasonality in terms of when we enter into client agreements for our solution. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year and usually sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks, of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results. Due to the seasonality of when we enter into client agreements, generally in the fourth quarter of each year, and the timing in which we invoice our clients for annual subscription periods, our deferred revenue has decreased to $32.4 million at March 31, 2011 from $33.8 million at December 31, 2010.

We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we improve the existing functionality for our solution. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of both our growth and transition as a public company.

Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Form 10-Q, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solution with new clients;

•	the extent to which our existing clients renew their subscriptions for our solution and the timing of those renewals;

•	the extent to which our existing clients purchase additional platforms in our solution or add incremental users;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solution;

•	our ability to manage growth, including in terms of new clients, additional users and new geographies;

•	the timing and success of competitive solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors; and

•	general economic and market conditions.

One or more of these factors may cause our operating results to vary widely. As such, we believe that our quarterly results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Initial Public Offering

In March 2011, we completed our initial public offering whereby we sold 7,500,000 shares of common stock at a price of $13.00 per share. Our shares are traded on the NASDAQ Global Market. We received proceeds from our initial public offering of $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.9 million. Offering costs at December 31, 2010 of $2.9 million that were recorded in other non-current assets and additional offering costs of approximately $1.0 million that were incurred from January 2011 to the completion of the initial public offering were reclassified to additional paid-in capital.

As part of the offering, an additional 4,575,000 shares of common stock were sold by certain existing stockholders at a price of $13.00 per share, including 1,575,000 shares sold by such stockholders upon the exercise of the underwriters’ option to purchase additional shares. We did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Metrics

We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions.

•

Bookings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track bookings, which we define as the sum of gross revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance in bookings to reflect new business activity in the period evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional platforms to existing clients, the addition of incremental users by existing clients and client renewals. We exclude non-cash reductions of revenue related to the issuance of common stock warrants because these charges do not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. Bookings are affected by our billing terms, and any changes in those billing terms may shift bookings between periods. Due to the seasonality of our sales, bookings growth is inconsistent from quarter to quarter throughout a calendar year.

•

Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors.

•

Number of users. Since our clients generally pay fees based on the number of users of our solution within their organizations, we believe the total number of users is an indicator of the growth of our business.

Key Components of Our Results of Operations

Sources of Revenue and Revenue Recognition

Our solution is designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•

Subscriptions to Our Solution. Clients pay subscription fees for access to our comprehensive learning and talent management solution for a specified period of time, typically three years. Fees are based primarily on the number of platforms the client can access and the number of users having access to those platforms. We generally recognize revenue from subscriptions ratably over the term of the agreement.

•

Consulting Services. We offer our clients assistance in implementing our solution and optimizing its use. Consulting services include application configuration, system integration, business process re-engineering, change management and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase consulting services at any other time. Our consulting services are performed by us directly or by third-party service providers we hire. Clients may also choose to perform these services themselves or hire their own third-party service providers. We generally recognize revenue from consulting services using the proportional performance method over the period the services are performed.

•

E-learning Content. We resell third-party on-line training content, which we refer to as e-learning content, to our clients. We also host other e-learning content provided to us by our clients. We generally recognize revenue from the resale of e-learning content as it is delivered and recognize revenue from hosting as the hosting services are provided.

Our client agreements generally include both a subscription to access our solution and related consulting services, and may also include e-learning content. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default. In connection with our global distributor agreement with ADP, if warrants are issued to ADP, we record reductions of revenue for the fair value of warrants issued. Upon the completion of our initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. However, ADP was eligible to earn a warrant for the partial contract year that began on July 1, 2010 and ended on March 22, 2011, the closing date of our initial public offering, if it met a pro-rated specified sales targets for that period. See note 6 to the notes to condensed consolidated financial statements and Critical Accounting Policies and Estimates for additional information regarding ADP warrants.

Cost of Revenue

Cost of revenue consists primarily of costs related to hosting our solution; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, consulting services and on-going client support; payments to external service providers; amortization of capitalized software costs and trademarks; licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing consulting services are significantly higher as a percentage of revenue than the costs associated with providing access to our solution due to the labor costs to provide the consulting services.

We plan to continue our efforts to manage cost of revenue. For example, we are automating certain client integration services, and in the fourth quarter of 2010, we completed the transition of our network infrastructure from a fully managed third-party hosting environment to self-managed co-location facilities. We expect our co-location facilities to scale and support our continued growth on a more cost-effective basis than a fully managed third-party environment.

Operating Expenses

Our operating expenses are as follows:

•

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff including salaries, benefits, bonuses, stock-based compensation and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities; and allocated overhead.

We intend to continue to invest in sales and marketing and expect spending in these areas to increase as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses to continue to be among the most significant components of our operating expenses.

•

Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development costs, other than software development expenses qualifying for capitalization, are expensed as incurred.

We have focused our research and development efforts on continuously improving our solution. We believe that our research and development activities are efficient because we benefit from maintaining a single software code base for our solution. We expect research and development expenses to increase in absolute dollars in the future, as we scale our research and development department and expand our network infrastructure.

•

General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staffs, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead.

We expect our general and administrative expenses to increase as we continue to expand our operations, hire additional personnel and incur costs as a public company. We expect to incur increased expenses related to increased outside legal counsel assistance, accounting and auditing activities, compliance with the SEC requirements and enhancing our internal control environment through the adoption and administration of new corporate policies.

Other

•

Interest Income (Expense) and Other Income (Expense), Net. Interest income (expense) and other income (expense), net, consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; amortization of debt issuance costs and debt discounts; and income and expense associated with fluctuations in foreign currency exchange rates. Interest income (expense) and other income (expense), net, was insignificant as a percentage of revenue in the three months ended March 31, 2011 and 2010.

•

Change in Fair Value of Preferred Stock Warrant Liabilities. Preferred warrant liabilities are the result of warrants issued in connection with our long-term debt and preferred stock financings. Changes in the fair value of our preferred stock occur in connection with changes in the overall value of our company. Prior to the completion of our initial public offering, all of our warrants to purchase preferred stock were exercised and as a result we will no longer record any changes in the fair value of these liabilities in our statements of operations.

Provision for Income Taxes

The provision for income taxes is related to certain foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our U.S. federal and state net deferred tax assets, we have not historically recorded a provision for federal and state income taxes.

Critical Accounting Policies and Estimates

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained on pages 45-59 in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our prospectus filed pursuant to rule 424(b) under the Securities Act with the Securities and Exchange Commission on March 17, 2011.

As of March 31, 2011, there have been no material changes to our critical accounting policies since December 31, 2010. In connection with our initial public offering in March 2011, all warrants to purchase our preferred stock were exercised, so we no longer record changes in the fair value of such warrants in earnings, as discussed below.

Fair Value of Warrants

Warrants to purchase common stock

We have issued warrants to purchase our common stock in connection with various debt arrangements and our purchase of certain domain names. We accounted for these warrants at fair value upon issuance in stockholders’ equity, based on the specific terms of each warrant.

On May 6, 2009, we entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute our software solution to its customers under ADP’s name. In connection with the distributor agreement, we also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of our common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of our common stock. When ADP achieves the defined sales targets and earns a warrant for a contract year, we record the fair value of such warrant as a reduction of revenue. We determine the fair value of these warrants using a Black-Scholes option-pricing model, which incorporates several estimates and assumptions that are subject to significant judgment. The warrants must be exercised immediately prior to an acquisition of the Company through a reorganization, merger or consolidation; immediately prior to a sale, lease or other disposition of all of our assets; or within three years after an initial public offering.

Upon the completion of our initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. However, ADP was eligible to earn a warrant for the partial contract year that began on July 1, 2010 and ended on March 22, 2011, the closing date of our initial public offering, if it met pro-rated specified sales targets for that period. We concluded that ADP had not met the pro-rated specified sales targets for such partial contract year based on our assessment of the contractual terms of the arrangement. Pursuant to the terms of the arrangement, we notified ADP that it had not earned the warrant for such partial year. ADP contends that it met the pro-rated specified sales target for the partial contract year that would entitle ADP to a warrant to purchase 443,048 shares of our common stock at an exercise price of $0.53 per share. We have initiated discussions with ADP to resolve this matter and have reviewed ADP’s assessment. We do not believe that it is probable that we will be required to issue a warrant for such partial contract year and accordingly, we have not recorded a reduction in revenue for the three months ended March 31, 2011. However, the outcome of this matter is subject to various uncertainties. If it is ultimately determined that a warrant will be issued under the arrangement, it is expected that the non-cash impact of recording such issuance as a reduction of revenue would be material to our results of operations in the period in which the matter is resolved. The estimated fair value of such warrant that ADP contends it has earned would have been approximately $7.9 million at March 31, 2011 based on the fair market value of our common stock at that date. As the fair value of the warrant is measured based on the fair market value of our common stock on the issuance date, the actual fair value of the warrant may be materially different from the estimated fair value at March 31, 2011.

For the three months ended March 31, 2010, no reductions of revenue were recorded based on our conclusion that the defined sales targets were not expected to be met for the first contract year ended June 30, 2010. As of June 30, 2010, the defined sales targets were not met for the first contract year.

Warrants to purchase preferred stock

Prior to our initial public offering, we issued warrants to purchase our preferred stock in connection with certain debt arrangements and preferred stock financings. We accounted for these warrants as liabilities at fair value at the time of issuance in each reporting period, because the underlying shares of convertible preferred stock were redeemable or contingently redeemable, including in the case of a deemed liquidation, which may have obligated us to transfer assets to the warrant holders at some point in the future.

As with the ADP warrants and stock-based compensation, we estimated the fair value of our preferred stock warrants using the Black-Scholes option-pricing model, which incorporated several estimates and assumptions that were subject to significant management judgment. Changes in fair value at each period end were recorded in other income (expense) in our statement of operations until the completion our initial public offering.

All of the warrants to purchase preferred stock were exercised in March 2011, and we recorded changes to the fair value of the warrants through the respective warrant exercise dates. Upon the completion of our initial public offering, all of the then-outstanding preferred stock were converted into shares of common stock on a one-for-one basis.

Recent Accounting Pronouncements

Adopted Accounting Pronouncements

For information regarding recently adopted accounting pronouncements, refer to Note 1 of Notes to Condensed Consolidated Financial Statements included in this Form 10-Q.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated in dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended March 31,
	2011	2010
Revenue	15,747	9,670
Cost of revenue	4,579	3,064

Gross profit	11,168	6,606
Operating expenses:
Sales and marketing	9,845	6,366
Research and development	2,322	1,004
General and administrative	3,553	1,416

Total operating expenses	15,720	8,786

Loss from operations	(4,552)	(2,180)
Other income (expense):
Interest income (expense) and other income (expense), net	(448)	(335)
Change in fair value of preferred stock warrant liabilities	(42,559)	(1,272)

Loss before provision for income taxes	(47,559)	(3,787)
Provision for income taxes	(34)	(30)

Net loss	$(47,593)	$(3,817)

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

Revenue and Metrics

	At or For the Three Months Ended March 31,
	2011	2010
Revenue (in thousands)	$15,747	$9,670
Bookings (in thousands)	$14,331	$9,237
Number of clients	562	310
Number of users (rounded to nearest thousand)	5,221	3,773

Revenue increased $6.1 million, or 63%, for the three months ended March 31, 2011 as compared to the same period in 2010. Revenue growth in the three months ended March 31, 2011 was driven by $5.5 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Revenue for the three months ended March 31, 2011 from client agreements signed prior to 2011 was $14.3 million, compared to revenue for the first three months of 2010 from client agreements signed prior to 2010 of $8.8 million. To a lesser extent, revenue increased from March 31, 2010 through March 31, 2011 from the sales of additional platforms to existing clients, additions of incremental users by existing clients and client renewals. Revenue in the United States increased by $4.2 million, or 60%, for the three months ended March 31, 2011 compared to the same period in 2010, while international revenue, increased by $1.9 million, or 70%, for the three months ended March 31, 2011 compared to the same period in 2010. The increase in international sales was mainly attributable to the acquisition of 33 new international clients, representing an 81% increase in new clients, during the period from March 31, 2010 through March 31, 2011. As a percentage of total revenue, international revenue accounted for 30% in the three months ended March 31, 2011 as compared to 28% in the same period in 2010.

Our bookings, number of clients and number of users all grew significantly at March 31, 2011 compared March 31, 2010. Bookings increased 55%, due to increased revenues of $6.1 million for the three months ended March 31, 2011 compared to the same period in 2010, partially offset by a decrease in deferred revenue as of March 31, 2011 and March 2010, compared to the immediately preceding quarters ended December 31, 2010 and December 31, 2009, respectively. The increase in revenue was due to the acquisition of new clients and, to a much lesser extent, sales of additional platforms to existing clients, additions of incremental users by existing clients and client renewals. The growth rates for revenue and bookings are not correlated with each other in a given year due to the seasonality of our client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue based on proportional performance over the period the services are performed. The number of our clients grew 81% at March 31, 2011 compared to March 31, 2010 and 17% compared to December 31, 2010. The number of users increased 38% at March 31, 2011 compared to March 31, 2010 and 6% compared to December 31, 2010, due almost entirely to the acquisition of new clients at March 31, 2011 compared to March 31, 2010, although we also increased the number of users within existing clients.

We believe our revenue growth is a result of our continued investment in and development of our direct sales and sales support teams, which we believe have enabled us to achieve greater sales coverage and better sales execution, as well as increased marketing activities, which we believe has increased brand awareness and created higher demand for our solution. We have also continued to enhance our comprehensive solution, which we believe has encouraged existing clients to add additional platforms and users.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Cost of revenue	$4,579	$3,064
Gross profit	$11,168	$6,606
Gross margin	71%	68%

Cost of revenue increased $1.5 million, or 49%, for the three months ended March 31, 2011 as compared to the same period in 2010, attributable to $0.7 million in increased employee-related costs due to higher headcount and $0.4 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.1 million in increased depreciation expenses, $0.1 million in increased third-party e-learning costs, $0.1 million in increased amortization of capitalized software, and $0.1 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs.

Our gross margin, as a percentage of revenue, increased to 71% for the three months ended March 31, 2011 as compared to 68% in the same period in 2010. The increase was attributable to increased revenue and our realization of economies of scale in our consulting services and network infrastructure as we have emphasized continuous improvement in processes for delivering client implementation and support programs.

Sales and Marketing

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Sales and marketing	$9,845	$6,366
Percent of revenue	63%	66%

Sales and marketing expenses increased $3.5 million, or 55%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase was attributable to the expansion of our sales force and increases in marketing programs to address increased opportunities in new and existing markets. Total headcount in sales and marketing at March 31, 2011 increased 51% as compared to March 31, 2010, contributing to an increase in employee-related costs of $2.5 million, consisting of increased employee compensation and benefits of $1.8 million, increased commissions of $0.5 million, and increased stock-based compensation of $0.2 million. In addition, we incurred increased allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.4 million, increased travel costs associated with our direct sales teams of $0.3 million, and increased costs associated with outsourced marketing programs and events of $0.2 million.

As a percentage of revenue, sales and marketing expenses decreased by 3%, for the three months ended March 31, 2011 as compared to the same period in 2010. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs as they vary in scope and scale over periods compared to the changes in revenue.

Research and Development

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Research and development	$2,322	$1,004
Percent of revenue	15%	10%

Research and development expenses increased by $1.3 million, or 131%, for the three months ended March 31, 2011 as compared to the same period in 2010. The increase was principally due to a 75% increase in research and development headcount at March 31, 2011 compared to March 31, 2010 to maintain and improve the functionality of our solution. As a result, we incurred increased employee-related costs of $0.9 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $0.8 million and increased stock-based compensation of $0.1 million. In addition, in 2011 we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.2 million, relating to overall increased expenses to support our continued growth, and an increased expense of $0.1 million related to external consultants.

In addition, although we experienced increased research and development expenses attributable to our increased headcount, as our Company continues to mature the amount of employee-related costs as a percentage of total development resources that are capitalized into capitalized software costs decreases.

We capitalize a portion of our software development costs related to the development and enhancements of our solution, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $0.7 million and $0.4 million of software development costs and amortized $0.4 million and $0.3 million in the three months ended March 31, 2011 and March 31, 2010, respectively.

General and Administrative

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
General and administrative	$3,553	$1,416
Percent of revenue	23%	15%

General and administrative expenses increased for the three months ended March 31, 2011 by $2.1 million, or 151%, as compared to the same period in 2010. The increase was driven by increased employee-related costs and professional fees to support our growing business and status as a new public company. We incurred increased employee-related costs of $0.9 million, consisting of increased employee compensation and benefits of $0.5 million and increased stock-based compensation expense of $0.4 million, as a result of increased headcount and corresponding stock-based compensation awards between March 31, 2010 and March 31, 2011. In addition, we had increased professional fees of $0.5 million for accounting, audit, legal and tax services, increased travel expenses of $0.3 million, and a non-cash expense of $0.2 million incurred with respect to the issuance of shares of our common stock to a non-profit organization as a charitable donation. General and administrative headcount increased by 63% at March 31, 2011 as compared to March 31, 2010, primarily in our accounting and finance department to support our growth and operations as a public company.

Interest Income (Expense) and Other Income (Expense), Net

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Interest income (expense) and other income (expense), net	$(448)	$(335)

Interest income (expense) and other income (expense), for the three months ended March 31, 2011 increased $0.1 million, or 34%, as compared to the same period in 2010. The increase was attributable to higher interest expense of $0.5 million as a result the write-off of the remaining unamortized debt discount associated with the redemption of our senior subordinated promissory note with Ironwood Equity Fund LP of $0.3 million, increased interest due to the contingent interest premium paid to Ironwood Equity Fund LP of $0.1 million during March 2011, and increased interest expense of $0.1 million as a result of increased borrowings under our credit facility during the three months ended March 31, 2011 compared to borrowings in the same period of 2010. These increases were partially offset by increased net foreign exchange gains of $0.4 million related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar in the three months ended March 31, 2011 compared to the same period in 2010. For the three months ended March 31, 2011, we recorded foreign exchange gains of $0.2 million compared to foreign exchange losses of $0.2 million in the same period in 2010.

Change in Fair Value of Preferred Stock Warrant Liabilities

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Change in fair value of preferred stock warrant liabilities	$(42,559)	$(1,272)

We valued our preferred stock warrants using the Black-Scholes option pricing model. The fair value of the liabilities associated with our preferred stock warrants at March 31, 2011 increased $42.6 million as compared to December 31, 2010, compared to an increase of $1.3 million at March 31, 2010 as compared to December 31, 2009. The increase from December 31, 2010 through the preferred stock warrant exercise dates was attributable to the increase in the fair value of all of our preferred stock warrants, driven by the increase in the value of our Company from December 31, 2010 to the respective warrants exercise dates during March 2011. We recorded changes in fair value of preferred stock warrant liabilities until each respective warrant’s exercise date. The average fair value of each warrant was approximately $14.69 at the respective warrants exercise dates during March 2011 compared to approximately $7.10 at December 31, 2010, while the average fair value of each warrant was approximately $1.24 at March 31, 2010 compared to approximately $1.01 at December 31, 2009.

During March 2011, all of our warrants to purchase preferred stock were exercised, and all preferred stock was converted into common stock at par value. As a result, we will no longer record any changes in the fair value of such liabilities in our statement of operations. The difference between the par value and the fair value of the preferred stock was recorded to additional paid-in capital.

Provision for Income Taxes

	Three Months Ended March 31,
	2011	2010
	(dollars in thousands)
Provision for income taxes	$(34)	$(30)

We have incurred operating losses in all periods to date and have recorded a full valuation allowance against our net deferred tax assets and therefore, have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain state and foreign income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources

To date, our operations and growth have been primarily financed through the sale of equity securities, including net cash proceeds from our initial public offering of common stock. In March 2011, we completed our initial public offering whereby we sold 7,500,000 shares of common stock at a price of $13.00 per share. We raised approximately $90.5 million from our initial public offering, net of underwriting discounts and commissions but before offering expenses of $3.9 million. As of March 31, 2011, approximately $2.4 million of these expenses had not been paid.

At March 31, 2011, our principal sources of liquidity were $91.0 million of cash and cash equivalents and $15.0 million under our credit facility with Silicon Valley Bank (“SVB Credit Facility”), which matures in August 2012. During September 2010, the amount available under the line of credit was reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to a sales arrangement with a state agency. Prior to our initial public offering, we repaid $2.2 million of our outstanding principal balance of $5.1 million at December 31, 2010, under our SVB Credit Facility. Upon the completion of our initial public offering we repaid the then-outstanding principal balance under the SVB Credit Facility of $2.6 million. At March 31, 2011, $14.7 million remained available to support future borrowings under this facility. Our working capital at March 31, 2011, excluding current deferred revenue, was $97.9 million.

Upon the completion of our initial public offering in March 2011, at the option of the noteholder, we were required to redeem the senior subordinated promissory note held by Ironwood Equity Fund LP at 103% of the outstanding principal amount. Accordingly, on March 23, 2011, we used the proceeds from our initial public offering to pay all amounts owed under the note, including the outstanding principal of $4.0 million, together with a contingent interest payment feature of $120,000 and unpaid accrued interest of $27,500. Upon the payment of such amounts to the noteholder, the remaining unamortized debt discount of approximately $335,000 and debt issuance costs of $47,000 were recorded as an interest expense.

Our cash flows from operating activities have historically been significantly impacted by the contractual payment terms and patterns of client agreements as well as our investments in sales and marketing and research and development to drive our business growth.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, existing cash and cash equivalents, together with our ability to borrow under the existing SVB Credit Facility will provide adequate funds for our ongoing operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, and the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources supplemented by borrowing under our SVB Credit Facility. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or utilize our cash resources supplemented by borrowing under our SVB Credit Facility.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds from our initial public offering for such additional expansion and expenditures, although we have no present understandings, commitments or agreements to enter into any such acquisitions.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2011	2010
Net cash provided by operating activities	$1,391	$1,539
Net cash used in investing activities	(727)	(652)
Net cash provided by financing activities	83,314	770

Net Cash Provided by Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in recent periods has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of our invoicing of, and our receipt of payments from, our clients. We have generally experienced increased invoicing in the third and fourth quarters of each year due to higher acquisitions of new clients, the timing of annual billings for existing clients and increased client renewals during these quarters. As a result, we have also experienced increased levels of client payments during the fourth and first quarters of each year, related to client receipts from third and fourth quarter invoices. On the other hand, we experience relatively lower levels of billings in the first and second quarter of each year, and thus client receipts in the second and third quarters are lower relative to the other quarters. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities in the three months ended March 31, 2011 of $1.4 million was a result of significant increased sales due to the growth in our business, partially offset by our continued significant investments in headcount, increased expenses incurred as a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the three months ended March 31, 2011, $44.8 million, or 94%, of our net loss of $47.6 million consisted of non-cash items, including a $42.6 million increase in preferred stock warrant liabilities, $0.8 million of depreciation and amortization, $0.8 million of stock-based compensation, $0.4 million of non-cash interest expense, and $0.2 million in a non-cash charitable contribution expense incurred in connection with the issuance of 20,000 shares of our common stock to a non-profit organization in February 2011.

Cash provided by operating activities included a decrease of $5.7 million in accounts receivable due to the receipt of payments from our clients in addition to lower levels of billings in the three months ended March 31, 2011 as compared to the three months ended December 31, 2010 due to the seasonality of our business as discussed above. Cash provided by operating activities also included an increase in accounts payable of $1.5 million, excluding a decrease of $0.4 million in accounts payable related to purchases of property and equipment as of December 31, 2010 which were transferred to capital leases during the three months ended March 31, 2011. Cash provided by operating activities in the three months ended March 31, 2011 was partially offset by a $1.4 million decrease in deferred revenue for the three months ended March 31, 2011 due to the recognition of revenue, a $0.3 million increase in deferred commissions due to the increased sales during the period, and a $0.2 million decrease in other liabilities.

Cash provided by operating activities in the three months ended March 31, 2010 of $1.5 million was a result of increased sales due to the growth of our business. In the three months ended March 31, 2010, $ 2.0 million, or 51%, of our net loss of $3.8 million consisted of non-cash items, including a $1.3 million increase in preferred stock warrant liabilities, $0.5 million of depreciation and amortization, and $0.1 million in stock-based compensation.

The other elements of our cash flows from operating activities during the three months ended March 31, 2010 generally reflected the seasonality of our business, the timing of our payments for expenses incurred during the prior-year period ended December 31, 2009, and our continued significant investments in headcount and other expenses to grow our business. Changes in working capital included a $0.8 million decrease in accrued expenses, mainly attributable to the payment of accrued bonuses related to the year ended December 31, 2009, a $0.5 million increase in accrued commissions, attributable contracts entered into during the three months ended March 31, 2010, a $0.5 million increase in prepaid expenses and other assets, and a $0.4 million decrease in deferred revenue. These uses of cash were offset by a $4.6 million decrease in accounts receivable balance, attributable to the timing of collections from clients during the three months ended March 31, 2010 under contracts signed prior to the three months ended March 31, 2010, by a $0.7 million increase in accounts payable, and by a $0.3 million increase in other liabilities.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures to host and develop our capitalized software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

We used $0.7 million of cash in investing activities in the three months ended March 31, 2011, primarily due to approximately $0.7 million of investments in our capitalized software and approximately $0.1 million of net investments in other fixed assets. The investments in other fixed assets consisted of $0.3 million in purchases of additional equipment for our expanding infrastructure and workforce during the three months ended March 31, 2011, which were primarily financed through $0.2 million in capital leases. In addition, we financed through capital leases approximately $0.4 million of previous investments in fixed assets during the three months ended March 31, 2011 which were previously reflected in accounts payable at December 31, 2010.

We used $0.7 million of cash in investing activities in the three months ended March 31, 2010, primarily due to $0.4 million of investments in capitalized software and $0.3 million of net investments in other fixed assets. The investments in other fixed assets consisted of $2.1 million in purchases of additional equipment for our expanding network infrastructure and our work force, which were primarily financed through $1.8 million in capital lease financing.

Net Cash Provided by Financing Activities

Cash provided by financing activities in the three months ended March 31, 2011 of $83.3 million was primarily due to $90.5 million of proceeds from our initial public offering, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities was also due to $3.2 million in proceeds from the exercise of warrants to purchase preferred stock, $0.2 million in proceeds from the exercise of warrants to purchase common stock, and $0.2 million in proceeds due to the exercise of stock options. These proceeds were partially offset by $9.1 million of payments related to debt outstanding at December 31, 2010, consisting of a $4.0 million payment to Ironwood Equity Fund LP and $5.1 million of payments on our SVB Credit Facility, $1.3 million of payments on costs related to our initial public offering, and $0.4 million of payments on our capital lease obligations.

We used $0.8 million of cash in financing activities in the three months ended March 31, 2010, primarily due to $0.5 million of payments on a now paid-off credit facility with Comerica Bank and $0.3 million of payments on our capital lease obligations.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our prospectus filed with the Securities and Exchange Commission on March 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933 except for the following: during the three months ended March 31, 2011, we repaid all our outstanding principal debt under our SVB Credit Facility of $5.1 million and, at the option of the noteholder, we redeemed the senior subordinated promissory note held by Ironwood Equity Fund LP at 103% of the outstanding principal amount of $4.0 million. We also entered into operating leases in Italy and Spain and new capital lease arrangements requiring payments of interest and principal of $0.6 million through February 2014. In addition, for information regarding contractual obligations in conjunction with the distributor agreement with ADP, refer to Note 6 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in those types of relationships.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. After receiving proceeds from our initial public offering, we also invest a portion of our investments in United States Treasury Bills with maturities of up to twelve months. During April and May of 2011, we invested $42.5 million in United States Treasury Bills, with maturities ranging from one to seven months. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.

Our investments are considered cash equivalents and primarily consist of money market funds backed by United States Treasury Bills and certificates of deposit. At March 31, 2011, we had cash and cash equivalents of $91.0 million. The carrying amount of our cash equivalents reasonably approximates fair value, due to the short maturities of these instruments. The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to a fluctuation in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe our cash equivalents do not contain excessive risk, we cannot provide absolute assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a much lesser extent, we also have revenue denominated in Australian Dollars, New Zealand Dollars, Singapore Dollars, and Japanese Yen. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at March 31, 2011 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, India and Israel. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts, since exchange rate fluctuations have not had a material impact on our operating results and cash flows. Based on our current international structure, we do not plan on engaging in hedging activities in the near future.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition and results of operations.

Counterparty Risk

Our financial statements are subject to counterparty credit risk, which we consider as part of the overall fair value measurement. We attempt to mitigate this risk through credit monitoring procedures.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, prospects, cash flows, financial position or brand.

Item 1A.	Risk Factors

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 16 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Industry

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception. We experienced net losses of $47.6 million for the three months ended March 31, 2011. At March 31, 2011, our accumulated deficit was $148.3 million and total stockholders’ equity was $70.7 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our operating results.

Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for learning and talent management solutions in particular. We sell our solution primarily to large and mid-sized organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solution at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solution may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and learning and talent management solutions as well as pressure for extended billing terms, as occurred during the recent recession. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their information technology and learning and talent management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

Our financial results may fluctuate due to our long, variable and, therefore, unpredictable sales cycle and our focus on large and mid-market organizations.

We plan our expenses based on certain assumptions about the length and variability of our sales cycle. If our sales cycle becomes longer or more variable, our results may be adversely affected. Our sales cycle generally varies in duration between two to nine months and, in some cases, even longer depending on the size of the potential client. Factors that may influence the length and variability of our sales cycle include:

•	the need to educate potential clients about the uses and benefits of our solution;

•	the relatively long duration of the commitment clients make in their agreements with us;

•	the discretionary nature of potential clients’ purchasing and budget cycles and decisions;

•	the competitive nature of potential clients’ evaluation and purchasing processes;

•	evolving functionality demands of potential clients;

•	fluctuations in the learning and talent management needs of potential clients;

•	announcements or planned introductions of new products by us or our competitors; and

•	lengthy purchasing approval processes of potential clients.

The fluctuations that result from the length and variability of our sales cycle may be magnified by our focus on sales to large and mid-sized organizations. If we are unable to close an expected significant transaction with one or more of these companies in a particular period, or if an expected transaction is delayed until a subsequent period, our operating results for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.

Our financial results may fluctuate due to other factors, some of which may be beyond our control.

There are a number of other factors that may cause our financial results to fluctuate from period to period, including:

•	the extent to which new clients are attracted to our solution to satisfy their learning and talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solution and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue use of additional platforms in our solution and add or decrease the number of users;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as compared to the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	seasonal factors affecting demand for our solution or potential clients purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solution;

•	our ability to manage our existing business and future growth, including in terms of additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects and expenses of acquisition of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	the issuance to ADP of a warrant to purchase common stock in connection with ongoing discussions with ADP;

•	general economic, industry and market conditions; and

•

various factors related to disruptions in our SaaS hosting network infrastructure, defects in our solution, privacy and data security, and exchange rate fluctuations, each of which is described elsewhere in these risk factors.

In light of the foregoing factors, we believe that our financial results, including our revenue and deferred revenue levels, may vary significantly from period-to-period. As a result, period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of future performance.

Our business depends substantially on clients renewing their agreements and purchasing additional platforms from us or adding additional users. Any decline in our client renewals, purchases of additional platforms or additional users would harm our future operating results.

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional platforms or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that clients will renew subscriptions at the same or higher level of service, if at all. In fact, in the past, some of our clients have elected not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional platforms, or fail to add new users, our revenue may decline, and our operating results may be harmed.

The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.

The market for learning and talent management software is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do, and, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and our billing terms, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solution to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., Jive Software, Inc., Oracle Corporation, Plateau Systems, Ltd, Saba Software, Inc., SAP AG, Softscape, Inc., StepStone ASA, a subsidiary of Axel Springer AG, SuccessFactors, Inc., SumTotal Systems, Inc., and Taleo Corporation.

Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger client bases and major distribution agreements with consultants, system integrators and distributors. Moreover, many software vendors could bundle human resource products or offer such products at a lower price as part of a larger product sale. In addition, some competitors may offer software that addresses one, or a limited number, of learning or talent management functions at a lower price point or with greater depth than our solution. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. Further, some potential clients, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.

Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from approximately 320 employees on December 31, 2010 to approximately 370 employees on March 31, 2011. In addition, we have established offices in the United Kingdom, France, Germany, Israel, Spain and India, and we may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “— We currently have only a limited number of international offices and may expand our international operations, but we do not have substantial experience in international markets and may not achieve the results that we expect” and “—As a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is determined to be ineffective, or if our auditors are otherwise unable to attest to their effectiveness when required, investor confidence in our company, and our common stock price, may be adversely affected.”

As a public company, we will be obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is determined to be ineffective, or if our auditors are otherwise unable to attest to their effectiveness when required, investor confidence in our company, and our common stock price, may be adversely affected.

We will be required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2012 and in each year thereafter. Our auditors may also need to attest to the effectiveness of our internal controls over financial reporting. These assessments will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Two significant deficiencies in internal controls were identified in connection with the preparation of our financial statements and the audit of our financial results for 2009. We determined that we had a significant deficiency relating to the proper accrual of certain bonuses for non-executive employees in prior years. In addition, we determined that we had a significant deficiency relating to errors discovered by us and our independent registered public accountants in our manual input of amounts necessary for the calculation of revenue under new guidance for reporting revenue from multiple-deliverables arrangements. None of these errors resulted in a revenue adjustment that we determined to be material, either individually or in the aggregate, to our financial statements.

During 2010, we took actions to remediate both of these significant deficiencies, including instituting more detailed recording, review and approval processes, establishing additional internal controls, providing additional training and fully implementing our new financial accounting system. At December 31, 2010, we determined that the two significant deficiencies identified in 2009 had been remediated, and we did not identify any additional significant deficiencies or material weaknesses. Additionally, during the three months ended March 31, 2011, we did not identify any significant deficiencies or material weaknesses.

We are in the very early stages of the costly and challenging process of compiling our system of internal controls over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and not be able to remediate, future significant deficiencies or material weaknesses, nor be able to complete our evaluation, testing and any required remediation in a timely fashion. During the evaluation and testing process, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal controls are effective. If we are unable to assert that our internal controls over financial reporting are effective, or if our auditors are required to perform an audit of internal control over financial reporting and are unable to affirm that our internal control over financial reporting is effective, we could lose investor confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

Security and privacy breaches may hurt our business.

Our solution involves the storage and transmission of clients’ proprietary and confidential information over the Internet, and security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of this information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are not recognized until launched against a target. As a result, we may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any significant violations of data privacy could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.

Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early termination of a client agreement or a loss of clients, and adversely affect our business.

Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our solution through a standard web browser. Our clients depend on us for fast and reliable access to our solution. Our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our solution. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error;

•	security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism, sabotage or other intentional acts of vandalism;

•	unforeseen interruption or damages experienced in moving hardware to a new location;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.

Although we generally back up our client databases hourly and store our data in more than one geographically distinct location at least weekly, our infrastructure does not currently include the real-time mirroring of data. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, client data from recent transactions may be permanently lost. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, or refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solution.

Defects in our solution could affect our reputation, result in significant costs to us and impair our ability to sell our solution and related services.

Defects in our solution could adversely affect our reputation, result in significant costs to us and impair our ability to sell our solution in the future. The costs incurred in correcting any solution defects may be substantial and could adversely affect our operating results. Although we continually test our solution for defects and work with clients through our client support organization to identify and correct errors, defects in our solution are likely to occur in the future. Any defects that cause interruptions to the availability of our solution could result in:

•	lost or delayed market acceptance and sales of our solution;

•	early termination of client agreements or loss of clients;

•	credits or refunds to clients;

•	product liability suits against us;

•	diversion of development resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.

While our client agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our solution, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.

We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders and otherwise disrupt our operations and harm our operating results.

In the future, we may seek to acquire or invest in businesses, products or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.

We do not have any experience in acquiring other businesses. If we acquire additional businesses, we may not be able to integrate the acquired personnel, operations and technologies successfully or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	harm to our existing relationships with distributors and clients as a result of the acquisition;

•	the potential loss of key employees;

•	the use of resources that are needed in other parts of our business; and

•	the use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

Our growth depends in part on the success of our strategic relationships with third parties.

We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and generally do not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solution. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to the relationship.

If we are unsuccessful in establishing or maintaining our relationships with these third parties, including our relationship with ADP, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results would suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.

Failure to effectively expand our direct sales teams and develop and expand our indirect sales channel will impede our growth.

We will need to continue to expand our sales and marketing infrastructure in order to grow our client base and our business. We plan to significantly expand our direct sales teams and engage additional third-party distributors, both domestically and internationally. Identifying, recruiting and training these people and entities will require significant time, expense and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our direct and indirect sales channels do not generate a corresponding increase in revenue. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.

If we fail to retain key employees and recruit qualified technical and sales personnel, our business could be harmed.

We believe that our success depends on the continued employment of our senior management and other key employees, such as our chief executive officer. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing and operational personnel capable of supporting a larger and more diverse client base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose clients or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.

In cases where we are asked by clients to deploy our solution on their behalf, failure to effectively manage such client deployments by us or our third-party service providers could adversely impact our business.

Clients have the option of implementing our solution themselves or relying on us to do so on their behalf. In cases where we are asked to deploy our solution for a client, we need to have a substantial understanding of such client’s business so that we can configure our solution in a manner that complements its existing business processes and integrates our solution into its existing systems. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by us or our clients. In certain situations, we also work with third-party service providers in the deployment of our solution, and we may experience difficulties managing such third parties. Failure to successfully manage client deployments by us or our third-party service providers could harm our reputation and cause us to lose existing clients, face potential client disputes or limit the rate at which new clients purchase our solution.

Because we recognize revenue from client subscriptions over the term of the agreement, a significant downturn in our business may not be immediately reflected in our operating results.

We recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years. As a result, a significant portion of the revenue we report in each quarter is generated from client agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not impact our financial performance in that quarter, but will negatively affect our revenue in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue will decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solution may not be reflected in our short-term results of operations.

Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.

We have historically experienced seasonality in terms of when we enter into client agreements for our solution. We sign a significantly higher percentage of agreements with new clients, and renewal agreements with existing clients, in the fourth quarter of each year and a significant portion of these agreements are signed during the last month, and with respect to each quarter, often the last two weeks, of the quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. We expect this seasonality to continue, or possibly increase, in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.

If we fail to manage our SaaS hosting network infrastructure capacity, our existing clients may experience service outages and our new clients may experience delays in the deployment of our learning and talent management solution.

We have experienced significant growth in the number of users, transactions and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our SaaS hosting network infrastructure to meet the needs of all of our clients. We also seek to maintain excess capacity to facilitate the rapid provision of new client deployments and the expansion of existing client deployments. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing clients may experience service outages that may subject us to financial penalties, financial liabilities and client losses. If our hosting infrastructure capacity fails to keep pace with increased sales, clients may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.

Because we generally recognize subscription revenue from our clients over the terms of their agreements but incur most costs associated with generating such agreements upfront, rapid growth in our client base may put downward pressure on our operating income in the short term.

The expenses associated with generating client agreements are generally incurred up front but the resulting subscription revenue is generally recognized over the life of the agreements; therefore, increased growth in the number of our clients will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms.

Integrated, comprehensive SaaS solutions such as ours represent a relatively recent approach to addressing organizations’ talent management challenges, and we may be forced to change the prices we charge for our solution, or the pricing model upon which they are based, as the market for this type of solution evolves.

Providing organizations with applications to address their talent management challenges through integrated, comprehensive SaaS solutions is a developing market. The market for these solutions is therefore still evolving, and competitive dynamics may cause pricing levels, as well as pricing models generally, to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their talent management needs. As a result, we may be forced to reduce the prices we charge for our solution or the pricing model on which they are based, and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically, which could have a material adverse effect on our revenue, gross margin and other operating results.

Existing or future laws and regulations relating to privacy or data security could increase the cost of our solution and subject us or our clients to litigation, regulatory investigations and other potential liabilities.

Our learning and talent management solution enables our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Moreover, if future laws and regulations limit our clients’ ability to use and share employee data or our ability to store, process and share data with our clients over the Internet, demand for our solution could decrease, our costs could increase, and our results of operations and financial condition could be harmed.

Evolving regulation of the Internet or changes in the infrastructure underlying the Internet may adversely affect our financial condition by increasing our expenditures and causing client dissatisfaction.

As Internet commerce continues to evolve, regulation by federal, state or foreign agencies may increase. We are particularly sensitive to these risks because the Internet is a critical component of our business model. In addition, taxation of services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Legislation has been proposed that may impact the way that Internet service providers treat Internet traffic. The outcome of such proposals is uncertain but certain outcomes may negatively impact our business or increase our operating costs. Any regulation imposing greater fees for Internet use or restricting information exchanged over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.

In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users. Our business expansion may be harmed if the Internet infrastructure cannot handle our clients’ demands or if hosting capacity becomes insufficient. If our clients become frustrated with the speed at which they can utilize our solution over the Internet, our clients may discontinue the use of our learning and talent management solution and choose not to renew their contracts with us.

We currently have only a limited number of international offices and may expand our international operations, but we do not have substantial experience in international markets and may not achieve the results that we expect.

We currently have international offices in the United Kingdom, France, Germany, Israel and India, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing labor regulations;

•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;

•	greater difficulty in supporting and localizing our products;

•	changes in a specific country’s or region’s political or economic conditions;

•

challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.

We have limited experience in marketing, selling and supporting our products and services abroad. Our limited experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.

Even if demand for learning and talent management products and services increases generally, there is no guarantee that demand for SaaS solutions like ours will increase to a corresponding degree.

The widespread adoption of our solution depends not only on strong demand for learning and talent management products and services generally, but also for products and services delivered via a SaaS business model in particular. There are still a significant number of organizations that have adopted no talent management functions at all, and it is unclear whether such organizations ever will adopt such functions and, if they do, whether they will desire a SaaS learning and talent management solution like ours. As a result, we cannot assure you that our SaaS learning and talent management solution will achieve and sustain the high level of market acceptance that is critical for the success of our business.

Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.

If one or more of our competitors were to merge or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solution and limiting the number of consultants available to implement our solution. Disruptions in our business caused by these events could reduce our revenue.

If we fail to develop our brand cost-effectively, our business may suffer.

We believe that developing and maintaining awareness of the Cornerstone OnDemand brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. In addition, the Cornerstone OnDemand Foundation shares our company name and any negative perceptions of any kind about the Foundation could adversely affect our brand and reputation. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

Fluctuations in the exchange rate of foreign currencies could result in currency transactions losses.

We currently have foreign sales denominated in Great British Pounds and Euros, and to a much lesser extent, foreign sales denominated in Australian Dollars, New Zealand Dollars, and Singapore Dollars. In the future, we may have sales denominated in the currencies of additional countries in which we establish or have established sales offices. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, other foreign currencies. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We face risks associated with our sales to governmental entities.

Sales to governmental entities currently account for a small portion of our revenue, but we may increase sales to such entities in the future. The risks associated with doing business with governmental entities include, but are not limited to, the following:

•	Selling to governmental entities can be more competitive, expensive and time consuming than selling to private entities;

•

Governmental entities may have significant leverage in negotiations, thereby enabling such entities to demand contract terms that differ from what we generally agree to in our standard agreements, including, for example, most favored nation clauses and terms allowing contract termination for convenience;

•

Government demand and payment for our solution may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our solution; and

•

Government contracts are generally subject to audits and investigations, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

While our experience dealing with governmental entities has so far been limited, to the extent that we become more reliant on contracts with government clients in the future, our exposure to such risks could increase, which, in turn, could adversely impact our business.

If for any reason we are not able to develop enhancements and new features, keep pace with technological developments or respond to future disruptive technologies, our business will be harmed.

Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenue from existing clients, we will need to enhance and improve our existing solution and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to successfully develop or acquire new features or platforms or enhance our existing solution to meet client needs, our business and operating results will be adversely affected.

In addition, because our solution is designed to operate on a variety of network, hardware and software platforms using Internet tools and protocols, we will need to continuously modify and enhance our solution to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our solution may become less marketable and less competitive or obsolete and our operating results may be negatively impacted.

Finally, our ability to grow is subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver learning and talent management solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.

We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and platforms or enhance our existing solution, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

If we fail to adequately protect our proprietary rights, our competitive advantage could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.

Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. No assurance can be given that these agreements will be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solution.

Any failure to protect our intellectual property rights could impair our ability to protect our proprietary technology and our brand.

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and protect these rights. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. Furthermore, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights. Our failure to secure, protect and enforce our intellectual property rights could seriously harm our brand and adversely impact our business.

We may be sued by third parties for alleged infringement of their proprietary rights.

There is considerable patent and other intellectual property development activity in our industry. Our success depends upon our not infringing upon the intellectual property rights of others. Our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry. From time to time, third parties may claim that we are infringing upon their intellectual property rights, and we may be found to be infringing upon such rights. We have and may in the future obtain licenses from third parties to forestall or settle any potential claims of alleged infringement of our products and technology upon the intellectual property rights of others. Discussions and negotiations with such third parties, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business. In the future, we may receive claims that our products and technology infringe or violate the claimant’s intellectual property rights. However, we may be unaware of the intellectual property rights of others that may cover some or all of our technology or products. Any claims or litigation could cause us to incur significant expenses and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our clients or distributors in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. In addition, we may pay substantial settlement costs which could include royalty payments in connection with any such litigation and to obtain licenses, modify products, or refund fees, which could further exhaust our resources. Furthermore, we may pay substantial settlement costs which could include royalty payments in connection with any claim or litigation, whether or not successfully asserted against us. Even if we were to prevail, any litigation regarding our intellectual property could be costly and time consuming and divert the attention of our management and key personnel from our business operations.

Our results of operations may be adversely affected if we are subject to a protracted infringement claim or a claim that results in a significant damage award.

We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors grows and the functionality of products in different industry segments overlaps. Our competitors or other third parties may challenge the validity or scope of our intellectual property rights. A claim may also be made relating to technology that we acquire or license from third parties. If we were subject to a claim of infringement, regardless of the merit of the claim or our defenses, the claim could:

•	require costly litigation to resolve and the payment of substantial damages;

•	require significant management time;

•	cause us to enter into unfavorable royalty or license agreements;

•	require us to discontinue the sale of our products;

•	require us to indemnify our clients or third-party service providers; or

•	require us to expend additional development resources to redesign our products.

We depend, in part, on technology of third parties licensed to us for our solution, and the loss or inability to maintain these licenses or errors in the software we license could result in increased costs, reduced service levels or delayed sales of our solution.

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.

Our agreements with clients and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services, or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition. From time to time, we are requested by clients to indemnify them for breach of confidentiality with respect to personal data. Although we normally do not agree to, or contractually limit our liability with respect to, such requests the existence of such a dispute with a client may have adverse effects on our client relationships and reputation.

We use open source software in our products, which could subject us to litigation or other actions.

We use open source software in our products and may use more open source software in the future. From time to time, there have been claims challenging the ownership of open source software against companies that incorporate open source software into their products. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition or require us to devote additional research and development resources to change our products. In addition, if we were to combine our proprietary software products with open source software in a certain manner, we could, under certain of the open source licenses, be required to release the source code of our proprietary software products. If we inappropriately use open source software, we may be required to re-engineer our products, discontinue the sale of our products or take other remedial actions.

We rely on third-party computer hardware and software that may be difficult to replace or which could cause errors or failures of our service.

We rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our solution. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our solution until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our solution could result in errors or a failure of our solution, which could harm our business. In addition, we recently completed the transition of our network infrastructure from a fully managed third-party hosting environment to self-managed, co-location facilities. If our co-location facilities do not scale and support our continued growth on a more cost-effective basis than a fully managed third-party environment, our business may be negatively impacted.

We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.

Our solution is subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our solution must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming and is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solution from being shipped or provided to U.S. sanctions targets, our solution and services could be shipped to those targets or provided by our distributors despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting/licensing requirements, and have enacted laws that could limit our ability to distribute our solution or could limit our clients’ ability to implement our solution in those countries. Changes in our solution or changes in export and import regulations may create delays in the introduction and sale of our solution in international markets, prevent our clients with international operations from deploying our solution or, in some cases, prevent the export or import of our solution to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solution, or in our decreased ability to export or sell our solution to existing or potential clients with international operations. Any decreased use of our solution or limitation on our ability to export or sell our solution would likely adversely affect our business, financial condition and results of operations.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.

The subleases for our corporate headquarters are subject, and subordinate, to a master lease, and any early termination of the master lease could materially and adversely affect our business.

We occupy our Santa Monica headquarters pursuant to two subleases from the primary tenant of the facility. The subleases are subject, and subordinate, to the terms and conditions of the tenant’s master lease with the building owner. Either or both subleases could be terminated early if the master lease is terminated for any reason, including, but not limited to, the tenant’s default or in the event the tenant exercises its right to terminate the master lease due to casualty or condemnation. Such a termination of our subleases could significantly disrupt our operations, including if we have to relocate our headquarters to another facility. Such disruptions could materially adversely affect our business and financial results.

Risks Related to Tax Issues

We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.

As a multinational organization, we may be subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.

We conduct operations world-wide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Our ability to use net operating loss carryforwards to reduce future tax payments may be limited if we experience a change in ownership, or if taxable income does not reach sufficient levels.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future and subsequent shifts in our stock ownership. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes.

Risks Related to Ownership of our Common Stock

An active trading market for our common stock may not be sustained, and the trading price of our common stock may be volatile.

Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $23.50 per share and an intra-day trading low of $16.67 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;

•	speculation in the press or investment community;

•	the size of our public float;

•	terrorist acts;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	global economic, legal and regulatory factors unrelated to our performance.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If no or few securities or industry analysts cover our company, the trading price for our stock would be negatively impacted. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a newly public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market. In addition, our management team is adapting to the requirements of being a public company. We expect that complying with these rules and regulations will substantially increase our legal and financial compliance costs and make some activities more time-consuming and costly.

The increased costs associated with operating as a public company will decrease our net income or increase our net loss and may require us to reduce costs in other areas of our business or increase the prices of our solution. Additionally, if these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results.

As a public company, we also expect that it may be more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which our stockholders disagree and which may adversely affect the value of our stockholders’ investment.

As of March 31, 2011, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 21,142,032 shares of common stock in the aggregate, or approximately 44% of our outstanding shares. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

The issuance of additional stock in connection with acquisitions, our stock incentive plans, warrants or otherwise will dilute all other stockholdings.

Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity.

Any issuance of shares in connection with our acquisitions, the exercise of stock options or warrants, the vesting of restricted stock units or otherwise would dilute the percentage ownership held by existing investors.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our existing credit facilities prohibit us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.

Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:

•	authorize “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer or the president;

•

establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.

These provisions, alone or together, could delay or prevent hostile takeovers and changes in control or changes in our management.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law, which limits the ability of stockholders owning in excess of 15% of our outstanding voting stock to merge or combine with us.

Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

To the extent that our pre-tax income or loss is relatively small, our ability to conclude that a control deficiency is not a material weakness or that an accounting error does not require a restatement could be adversely affected.

Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness. One element of our analysis of the significance of any control deficiency is its actual or potential financial impact. This assessment will vary depending on our level of pre-tax income or loss. For example, a smaller pre-tax income or loss will increase the likelihood of a quantitative assessment of a control deficiency as a significant deficiency or material weakness.

To the extent that our pre-tax income or loss is relatively small, if management or our independent registered public accountants identify an error in our interim or annual financial statements, it is more likely that such an error may be determined to be a material weakness or be considered a material error that could, depending upon the complete quantitative and qualitative analysis, result in our having to restate previously issued financial statements.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) Recent Sales of Unregistered Sales

In March 2011, in connection with the completion of our initial public offering, all 23,752,616 shares of our then-outstanding preferred stock were automatically converted into shares of common stock on a one-for-one basis. The issuance of such shares was exempt from the registration requirements the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 3(a)(9) and Section 4(2) of the Securities Act.

In March 2011 we issued (i) 3,756,447 shares of common stock upon the net exercise of outstanding warrants, at a weighted-average exercise price of $2.27 per share, for an aggregate exercise price of $9,833,864, and (ii) 1,468,557 shares of common stock upon the cash exercise of outstanding warrants, at exercise prices ranging from $1.60 to $2.40 per share, for an aggregate exercise price of $3,321,203. The issuance of such shares was exempt from the registration requirements the Securities Act pursuant to Section 4(2) of the Securities Act.

From January 2011 through March 2011, we issued an aggregate of 434,521 shares of our common stock upon the exercise of options under our 1999 Stock Plan and our 2009 Equity Incentive Plan, at exercise prices ranging from $0.34 to $1.65, for an aggregate exercise price of $178,649. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

From January 2011 through March 2011, pursuant the terms of our 2010 Equity Incentive Plan and 2009 Equity Incentive Plan, we granted to our employees, consultants and other service providers (i) options to purchase an aggregate of 563,828 shares of our common stock, at exercise prices ranging from $8.88 to $13.00, and (ii) rights to receive an aggregate of 42,000 shares of common stock upon the vesting of restricted stock units. The issuance of such securities was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701.

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-169621) that was declared effective by the Securities and Exchange Commission on March 16, 2011. The Registration Statement registered an aggregate of 12,075,000 shares of our common stock, including 1,575,000 shares registered for sale by certain stockholders upon the exercise of the underwriters’ over-allotment option. On March 22, 2011, 7,500,000 shares of common stock were sold on our behalf and 4,575,000 shares of common stock were sold on behalf of the selling stockholders, including 1,575,000 shares sold by the selling stockholders upon the exercise in full of the underwriters’ over-allotment option, at an initial public offering price of $13.00 per share, for aggregate gross proceeds of $90,538,500 to the Company and $55,228,485 to the selling stockholders. Upon the completion of the sale of the shares referenced in the preceding sentence, the offering terminated.

The underwriters of the offering were Goldman, Sachs & Co., Barclays Capital, William Blair & Company, Piper Jaffray, Pacific Crest Securities and JMP Securities. We paid to the underwriters underwriting discounts totaling approximately $7.0 million in connection with the offering. In addition, we incurred expenses of approximately $3.9 million in connection with the offering, which, when added to the underwriting discounts paid by us, amount to total expenses of approximately $10.9 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $86.7 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Upon the completion of our initial public offering in March 2011, at the option of the noteholder, we were required to redeem the senior subordinated promissory note held by Ironwood

Equity Fund at 103% of the outstanding principal amount. Accordingly, on March 23, 2011, we used the proceeds from the offering to pay all amounts owed under the note, including the outstanding principal of $4.0 million, a contingent interest payment of $120,000, and unpaid accrued interest of $27,500. In addition, on March 23, 2011, all outstanding borrowings of $2.6 million under our SVB Credit Facility together with unpaid accrued interest were paid with proceeds from the initial public offering. At March 31, 2011, $2.4 million of expenses incurred in connection with the offering have not been paid.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Reserved

Item 5.	Other Information

None

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President, Chief Executive Officer and Director

Date: May 13, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010

10.1	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010

10.2†	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau, dated February 10, 2011.	S-1/A	333-169621	10.10	February 11, 2011

10.3†	2011 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9C	February 11, 2011

10.4†	2011 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10C	February 11, 2011

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

†	Indicates a management contract or compensatory plan or arrangement.