Form 10-Q
period 2011-06-30
Cornerstone OnDemand Inc
filed 2011-08-15
CIK 1401680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

(310) 752-0200

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 10, 2011
Common Stock	48,064,630

CORNERSTONE ONDEMAND, INC.

QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

© Copyright 2011 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand appearing in this Quarterly Report on Form 10-Q are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$48,658	$7,067
Investments in marketable securities	34,063	—
Accounts receivable, net	20,037	20,876
Deferred commissions	2,593	2,330
Prepaid expenses and other current assets	3,588	1,869

Total current assets	108,939	32,142
Capitalized software development costs, net	3,310	2,662
Property and equipment, net	4,318	3,976
Deferred offering costs	—	2,888
Other assets, net	840	1,226

Total Assets	$117,407	$42,894

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$3,185	$4,554
Accrued expenses	5,806	6,556
Deferred revenue, current portion	34,833	32,745
Capital lease obligations, current portion	1,497	1,369
Debt, current portion	223	14
Other liabilities	573	760

Total current liabilities	46,117	45,998
Other liabilities, non-current	849	981
Deferred revenue, net of current portion	1,071	1,073
Capital lease obligations, net of current portion	1,387	1,523
Long-term debt, net of current portion	427	8,705
Preferred stock warrant liabilities	—	39,756

Total liabilities	49,851	98,036
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value, 0 and 3,224 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010; liquidation preference of $0 and $3,224 at June 30, 2011 and December 31, 2010	—	2,144
Series B convertible preferred stock, $0.0001 par value, 0 and 2,600 shares authorized, issued and outstanding at June 30, 2011 and December 31, 2010; liquidation preference of $0 and $3,250 at June 30, 2011 and December 31, 2010	—	3,250
Series C convertible preferred stock, $0.0001 par value, 0 and 2,456 shares authorized and 0 and 2,031 shares issued and outstanding at June 30, 2011 and December 31, 2010; liquidation preference of $0 and $3,250 at June 30, 2011 and December 31, 2010	—	3,250
Series D redeemable convertible preferred stock, $0.0001 par value, 0 and 14,417 shares authorized and 0 and 10,625 shares issued and outstanding at June 30, 2011 and December 31, 2010; liquidation preference of $0 and $17,000 at June 30, 2011 and December 31, 2010	—	22,122
Series E redeemable convertible preferred stock, $0.0001 par value, 0 and 7,030 shares authorized and 0 and 5,273 shares issued and outstanding at June 30, 2011 and December 31, 2010; liquidation preference of $0 and $8,700 at June 30, 2011 and December 31, 2010	—	11,323
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 1,000,000 and 50,000 shares authorized, 47,919 and 10,586 shares issued and outstanding at June 30, 2011 and December 31, 2010	5	1
Additional paid-in capital	223,077	597
Accumulated deficit	(155,418)	(97,802)
Accumulated other comprehensive loss	(108)	(27)

Total stockholders’ equity (deficit)	67,556	(97,231)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$117,407	$42,894

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENT OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenue (net of a $2,500 and $0 reduction of revenue during the three months ended June 30, 2011 and 2010 and net of a $2,500 and $0 reduction of revenue during the six months ended June 30, 2011 and 2010 relating to a common stock warrant)	$14,870	$10,613	$30,617	$20,283
Cost of revenue	4,953	3,163	9,532	6,227

Gross profit	9,917	7,450	21,085	14,056
Operating expenses:
Sales and marketing	10,868	6,580	20,713	12,946
Research and development	2,616	1,141	4,938	2,145
General and administrative	3,585	1,700	7,138	3,116

Total operating expenses	17,069	9,421	32,789	18,207

Loss from operations	(7,152)	(1,971)	(11,704)	(4,151)
Other income (expense):
Interest income	7	1	7	2
Interest expense	(70)	(218)	(754)	(429)
Change in fair value of preferred stock warrant liabilities	—	(3,170)	(42,559)	(4,442)
Other, net	187	(49)	423	(174)

Other income (expense), net	124	(3,436)	(42,883)	(5,043)

Loss before provision for income taxes	(7,028)	(5,407)	(54,587)	(9,194)
Provision for income taxes	(46)	(29)	(80)	(59)

Net loss	$(7,074)	$(5,436)	$(54,667)	(9,253)
Accretion of redeemable preferred stock	—	(1,241)	(5,208)	(2,005)

Net loss attributable to common stockholders	$(7,074)	$(6,677)	$(59,875)	(11,258)

Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.78)	$(1.92)	$(1.32)

Weighted average common shares outstanding, basic and diluted	47,765	8,550	31,201	8,538

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(54,667)	$(9,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,709	1,178
Non-cash interest expense	446	91
Change in fair value of preferred stock warrant liabilities	42,559	4,442
Charge related to the issuance of a common stock warrant to a distributor	2,500	—
Stock-based compensation expense	1,939	229
Non-cash charitable contribution of common stock	193	—
Changes in operating assets and liabilities:
Accounts receivable	839	1,972
Deferred commissions	(263)	(309)
Prepaid expenses and other assets	(1,531)	(579)
Accounts payable	(184)	83
Accrued expenses	1,062	(533)
Deferred revenue	2,086	(75)
Other liabilities	(284)	26

Net cash used in operating activities	(3,596)	(2,728)

Cash flows from investing activities:
Purchases of property and equipment	(769)	(417)
Capitalized software development costs	(1,362)	(729)
Purchase of available-for-sale securities	(34,079)	—
Purchases of intangible assets	—	(11)

Net cash used in investing activities	(36,210)	(1,157)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	90,539	—
Payments of initial public offering costs	(3,436)	—
Proceeds from issuance of preferred stock upon warrant exercises	3,163	—
Proceeds from the issuance of debt	669	4,516
Repayment of debt	(9,095)	(1,014)
Principal payments under capital lease obligations	(772)	(585)
Proceeds from stock option and warrant exercises	377	13
Payments of withholding tax on net exercise of stock-based awards	(48)	—

Net cash provided by financing activities	81,397	2,930

Net increase (decrease) in cash and cash equivalents	41,591	(955)
Cash and cash equivalents at beginning of period	7,067	8,061

Cash and cash equivalents at end of period	$48,658	$7,106

Supplemental cash flow information:
Cash paid for interest	$395	$367
Cash paid for taxes	$67	$19
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$132,775	$—
Assets acquired under capital leases	$403	$1,915
Capitalized stock-based compensation	$99	$9

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance as of December 31, 2010	10,586	$1	$597	$(97,802)	$(27)	$(97,231)
Accretion of preferred stock	—	—	(2,259)	(2,949)	—	(5,208)
Conversion of preferred to common stock	28,809	3	132,772	—	—	132,775
Issuance of common stock for the exercise of warrants to purchase common stock	529	—	162	—	—	162
Issuance of common stock upon initial public offering, net of issuance costs	7,500	1	86,852	—	—	86,853
Issuance of common stock to a non-profit organization	20	—	193	—	—	193
Issuance of common stock upon the exercise of options	475	—	215	—	—	215
Issuance of common stock warrant	—	—	2,500	—	—	2,500
Vesting of early exercised options	—	—	55	—	—	55
Tax withholding on net exercise of stock-based awards	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	2,038	—	—	2,038
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	(86)	(86)
Unrealized gain on marketable securities, net of tax	—	—	—	—	5	5
Net loss	—	—	—	(54,667)	—	(54,667)

Comprehensive loss						(54,748)

Balance as of June 30, 2011	47,919	$5	$223,077	$(155,418)	$(108)	$67,556

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

The Company is headquartered in Santa Monica, California and has offices in Paris, London, Munich, Mumbai, Madrid and Tel Aviv.

Initial Public Offering

In March 2011, the Company completed its initial public offering whereby it sold 7,500,000 shares of common stock at a price of $13.00 per share. The Company’s shares are traded on the NASDAQ Global Market. The Company received proceeds from its initial public offering of $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million. Offering costs at December 31, 2010 of $2.9 million which were recorded in other non-current assets and additional offering costs of approximately $0.8 million that were incurred from January 2011 to the completion of the initial public offering were reclassified to additional paid-in capital.

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

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

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

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on March 17, 2011. During the three month period ended June 30, 2011, the Company invested certain of the proceeds from its initial public offering in marketable securities. The Company’s accounting policy with respect to investments in marketable securities is described below.

Investments in Marketable Securities

The Company’s investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then-currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (ii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. As of June 30, 2011, $34.1 million of the Company’s investments are marketable debt securities. The unrealized gains on the Company’s short-term marketable securities were not significant for the six months ended June 30, 2011.

Recent Accounting Pronouncements

Effective January 2010, the Company adopted ASU No. 2010-06, “Fair Value Measurements and Disclosures,” which requires previous fair value hierarchy disclosures to be further disaggregated by class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the balance sheet. In addition, significant reclassifications between Levels 1 and 2 of the fair value hierarchy are required to be disclosed. These additional requirements became effective January 1, 2010 for quarterly and annual reporting. Their adoption did not have any impact on the Company’s financial statements. In addition, ASU 2010-06 requires companies to present separately in the Level 3 reconciliation information about purchases, sales, issuances and settlements. The guidance is effective for interim and annual reporting periods beginning after December 15, 2010. The Company adopted this guidance as of January 1, 2011. The adoption of this guidance did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This update requires companies to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal periods beginning after December 15, 2011, with earlier adoption permitted. Adoption of this ASU is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows; however, such adoption will result in the Company changing the presentation of comprehensive income as the Company currently presents comprehensive income as part of stockholders’ equity.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for a period.

Prior to the completion of the Company’s initial public offering, as the Company had convertible preferred stock outstanding, and, as the holders of the Company’s convertible preferred stock were entitled to participate in dividends and earnings of the Company, the Company used the two-class method in calculating earnings per share for periods in which the Company generated net income. As the holders of the Company’s preferred stock were not contractually obligated to share in the losses of the Company, no losses were allocated to the preferred stock under the two-class method. The Company may grant restricted stock under the 2010 Equity Incentive Plan (“2010 Plan”) (Note 7), which was adopted on March 16, 2011. As the holders of the Company’s restricted stock under the 2010 Plan are both entitled to participate in dividends and earnings of the Company and are not contractually obligated to share in the losses of the Company, the Company uses the two-class method in calculating earnings per share for periods in which the Company generates income. As of June 30, 2011, no restricted stock awards had been granted under the 2010 Plan.

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

The following table presents our basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(7,074)	$(6,677)	$(59,875)	$(11,258)

Weighted-average shares of common stock outstanding	47,765	8,550	31,201	8,538

Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.78)	$(1.92)	$(1.32)

At June 30, 2011 and 2010, anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders were (in thousands):

	June 30,
	2011	2010
Options to purchase common stock	5,692	5,839
Common stock subject to repurchase	40	—
Common stock warrants	508	474
Preferred stock warrants	—	5,602
Conversion of convertible preferred stock	—	23,753

Total shares excluded from net loss per share attributable to common stockholders	6,240	35,668

As of June 30, 2011, immediately exercisable options to purchase 75,000 shares of common stock had been granted, of which an option to purchase 60,000 shares of common stock was early exercised during September 2010. Of the 60,000 shares issued upon early exercise of such option during September 2010, 40,000 were unvested and subject to the Company’s repurchase right at June 30, 2011 and were therefore excluded from the calculation of weighted-average shares of common stock used in calculating net loss per share.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30, 2011				December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$42,435	$42,435	$—	$—	$208	$208	$—	$—
Investments in marketable securities	$34,063	$34,063	$—	$—	$—	$—	$—	$—
Preferred stock warrant liabilities	$—	$—	$—	$—	$(39,756)	$—	$—	$(39,756)

At June 30, 2011, cash equivalents of $42.4 million consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.

The changes in the fair value for the three and six months ended June 30, 2011 and 2010, respectively, of preferred stock warrants are summarized below based on assumptions summarized in Note 6 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Fair value at beginning of period	—	$6,955	$39,756	$5,683
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	—	3,170	42,559	4,442
Exercise of preferred stock warrants	—	—	(82,315)	—

Fair value at end of period	—	$10,125	$—	$10,125

4. DEBT

Ironwood Equity Fund LP

In March 2009, the Company borrowed an aggregate of $4.0 million from Ironwood Equity Fund LP under the terms of a senior subordinated promissory note with a maturity of March 2014. In connection with the note, the Company issued a warrant to purchase 484,849 shares of the Company’s Series E Preferred Stock at an exercise price of $1.65 per share and a warrant to purchase 5,000 shares of common stock at an exercise price of $3.50 per share. Both warrants were net exercised immediately prior to the completion of the initial public offering, resulting in the issuance of 426,963 shares of common stock (Note 6). In addition, upon the consummation of an initial public offering, at the option of the noteholder, the Company was required to redeem the outstanding principal amount of the note at 103%, together with accrued interest. At December 31, 2010, this contingent interest payment feature represented an embedded derivative, which was valued at approximately $66,000 and recorded in other liabilities. In March 2011, upon the completion of the Company’s initial public offering, the Company used the proceeds from the offering to pay all obligations under the note, including the outstanding principal of $4.0 million, a contingent interest payment of $120,000, and unpaid accrued interest of $27,500. Upon the payment of such amounts to the noteholder, the remaining unamortized debt discount of approximately $335,000 and debt issuance costs of $47,000 were recorded as interest expense.

Silicon Valley Bank

In August 2010, the Company entered into a $15.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”), with a maturity of August 2012. During September 2010, the amount available under the line of credit was reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to a sales arrangement with a state agency. During May 2011, the amount available under the line of credit was further reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to the Company’s corporate credit card agreement.

During May 2011, the Company amended the SVB Credit Facility to allow for loan advances, in addition to the amount available under the existing line of credit, of up to $3.0 million in total for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime rate plus 1.25%, and are amortized monthly over the remaining term, which is the lessor of either 12 or 36 months and May 2015, payable in equal monthly installments of principal plus accrued interest. In May 2011, the Company borrowed approximately $0.7 million for the purchase of software and equipment.

The SVB Credit Facility is subject to certain financial covenants, including a liquidity coverage ratio and achievement of defined performance criteria. In connection with the SVB Credit Facility, in August 2010, the Company issued Silicon Valley Bank a warrant to purchase 90,000 shares of common stock at an exercise price of $3.50 per share. The warrant was net exercised immediately prior to the completion of the initial public offering, resulting in the issuance of 65,769 shares of common stock (Note 6). In March 2011, the then outstanding principal under the line of credit, together with unpaid accrued interest were paid with proceeds from the initial public offering. At June 30, 2011, $16.7 million was available to support future borrowings under the SVB Credit Facility.

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

The following table summarizes the number of shares of convertible preferred stock for the six months ended June 30, 2011 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Preferred stock outstanding at December 31, 2010	3,224	2,600	2,031	10,625	5,273	23,753
Cash exercise of preferred stock warrants (Note 6)	—	—	155	208	1,006	1,369
Net exercise of preferred stock warrants (Note 6)	—	—	197	3,024	466	3,687
Conversion of preferred stock into common stock	(3,224)	(2,600)	(2,383)	(13,857)	(6,745)	(28,809)

Preferred stock outstanding at June 30, 2011	—	—	—	—	—	—

The following table summarizes preferred stock amounts for the six months ended June 30, 2011 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Balance as of December 31, 2010	$2,144	$3,250	$3,250	$22,122	$11,323	$42,089
Accretion of preferred stock	—	—	—	3,430	1,778	5,208
Exercise of preferred stock warrants	—	—	4,153	56,945	24,380	85,478
Conversion of preferred stock into common stock	(2,144)	(3,250)	(7,403)	(82,497)	(37,481)	(132,775)

Balance as of June 30, 2011	$—	$—	$—	$—	$—	$—

6. WARRANTS

Warrants to Purchase Common Stock

The following table summarizes warrants to purchase shares of the Company’s common stock that were outstanding at June 30, 2011 and December 31, 2010 and information relating to the Company’s common stock warrants for the three and six months ended June 30, 2011 (in thousands, except per share data):

				Exercises during the Three Months Ended June 30, 2011		Exercises during the Six Months Ended June 30, 2011
Year of Issuance	Exercise Price per Share	Common Stock Warrants Outstanding		Common Stock Shares issued upon Net Exercise	Common Stock Shares issued upon Cash Exercise	Common Stock Shares issued upon Net Exercise	Common Stock Shares issued upon Cash Exercise	Expiration Date
		June 30, 2011	December 31, 2010
2005	$1.60	94	125	—	—	—	31	June 2012
2006	$1.60	135	150	—	—	—	15	September 2013
2007	$1.60	53	53	—	—	—	—	April 2014
2007	$1.60	93	146	—	—	—	53	May 2014
2010	$3.50	—	95	—	—	69	—	—
2010	$0.01	—	360	—	360	—	360	—
2011	$0.53	133	—	—	—	—	—	June 2014

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

On May 6, 2009, the Company entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute the Company’s software solution to its customers under ADP’s name. In connection with the distributor agreement, the Company also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of the Company’s common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of the Company’s common stock. When ADP achieved the defined sales targets and earned a warrant for a contract year, the Company recorded the fair value of such warrant as a reduction of revenue. The Company determined the fair value of these warrants using a Black-Scholes option-pricing model, which incorporates several estimates and assumptions that are subject to significant judgment. The warrants could only exercised immediately prior to an acquisition of the Company through a reorganization, merger or consolidation; immediately prior to a sale, lease or other disposition of all of the Company’s assets; or within three years after an initial public offering.

Upon the completion of the Company’s initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. However, ADP remained eligible to earn a warrant for the partial contract year that began on July 1, 2010 and ended on March 22, 2011, the closing date of the Company’s initial public offering, if it met pro-rated specified sales targets for that period. For the three months ended March 31, 2011, no reductions of revenue were recorded because the Company concluded that ADP had not met the pro-rated specified sales targets for such partial contract year based on the Company’s assessment of the contractual terms of the arrangement, and as of March 31, 2011, it was not considered probable that the Company would be required to issue a warrant for such partial contract year. Pursuant to the terms of the arrangement, the Company notified ADP that it had not earned the warrant for such partial year. ADP contended that it had met the pro-rated specified sales target for the partial contract year that would entitle ADP to a warrant to purchase 443,048 shares of the Company’s common stock at an exercise price of $0.53 per share.

During June 2011, in order to resolve a dispute with respect to this matter, the Company issued ADP a fully vested and non-forfeitable warrant to purchase 133,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The warrant was valued at approximately $2.5 million using a Black-Scholes option-pricing model as of the issuance date and was recorded as a non-cash reduction of revenue in the quarter ended June 30, 2011. In connection with the Company’s issuance of the warrant described above, ADP agreed and acknowledged that it is no longer eligible to earn or receive any additional warrants exercisable for shares of the Company’s common stock pursuant to the distributor agreement.

For the six months ended June 30, 2010, no reductions of revenue were recorded based on the Company’s conclusion that the defined sales targets were not met for the first contract year ended June 30, 2010.

On April 19, 2011, ADP exercised the warrant to purchase 360,000 shares of the Company’s common stock that was issued in December 2010, at an exercise price of $0.01 per share, and on July 27, 2011, ADP exercised the warrant to purchase 133,000 shares of the Company’s common stock that was issued in June 2011, at an exercise price of $0.53 per share (Note 10).

Warrants to Purchase Preferred Stock

In March 2011, all warrants to purchase preferred stock outstanding at December 31, 2010 were exercised as summarized in the table below (in thousands, except per share amounts):

Warrant of Preferred Stock Issued	Exercise Price Per Share	Outstanding at December 31, 2010	Shares Issued Upon Net Exercise	Shares Issued Upon Cash Exercise	Outstanding at June 30, 2011
Series C	$1.60	380	197	155	—
Series D	$2.40	3,333	2,901	—	—
Series D	$2.40	208	—	208	—
Series D	$1.60	141	123	—	—
Series E	$2.40	1,054	43	1,006	—
Series E	$1.65	485	423	—	—

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

7. STOCK OPTION PLAN

As of June 30, 2011, the Company had three stock-based compensation plans, the 1999 Stock Plan (“1999 Plan”), the 2009 Equity Incentive Plan (“2009 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”). Upon the completion of the Company’s initial public offering, the Company adopted the 2010 Plan. The 2010 Plan permits the grant of incentive stock options to employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants. Upon the adoption of the 2010 Plan in March 2011, the Company will no longer grant any additional awards under the 1999 Plan and the 2009 Plan. However, the 1999 Plan and the 2009 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan.

Upon the adoption of the 2010 Plan, the maximum aggregate number of shares issuable was 3,680,480 shares, plus (i) any shares subject to stock options or similar awards granted under the 1999 Plan or 2009 Plan prior to March 16, 2011 that expire or otherwise terminate without having been exercised in full and (ii) shares issued pursuant to awards granted under the 1999 Plan and 2009 Plan that are forfeited to or repurchased by the Company after March 16, 2011, with the maximum number of shares to be added to the 2010 Plan from the 1999 Plan and 2009 Plan equal to 5,614,369 shares of common stock. In addition, the number of shares available for issuance under the 2010 Plan will be annually increased on the first day of each fiscal year beginning with 2012, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s Board of Directors determines.

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

Under the 2010 Plan, 3,561,281 shares remained available for issuance, at June 30, 2011.

Stock Options

The exercise price of stock options granted under the 2010 Plan must equal at least the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years; provided, however, that an incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of the Company’s stock, may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value of our common stock on the grant date. During the six months ended June 30, 2011, options to purchase 144,200 shares of common stock were granted under the 2010 Plan.

Restricted Stock

The Company may grant restricted stock under the 2010 Plan. Restricted stock awards are grants of shares of the Company’s common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Board of Directors provides otherwise. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. The fair value of each share of restricted stock granted is equal to the grant date fair market value of the Company’s common stock. As of June 30, 2011, no restricted stock had been granted under the 2010 Plan.

Restricted Stock Units

The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of June 30, 2011, no restricted stock units had been granted under the 2010 Plan.

Stock Appreciation Rights

The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of June 30, 2011, no stock appreciation rights had been granted under the 2010 Plan.

Performance Units/Performance Shares

The Company may also grant performance units and performance shares under the 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals for a predetermined performance period, established by the Board of Directors, are achieved or the awards otherwise vest. The fair value of each performance unit and performance share awarded is equal to the fair market value of the Company’s common stock at the close of the applicable performance period. The payment of performance units and performance shares may be in the form of cash, shares, or a combination thereof, as determined by the Board of Directors. As of June 30, 2011, no performance units or performance shares had been granted under the 2010 Plan.

The following table summarizes the stock option activity under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,347	$2.33	8.2	$35,026
Granted	564	$9.93	9.6
Exercised	(470)	$0.45	5.3
Forfeited	(54)	$3.93

Outstanding, June 30, 2011	5,387	$3.27	8.1	$77,438

Exercisable at December 31, 2010	2,287	$0.51	6.9	$19,151
Vested and expected to vest at December 31, 2010	5,232	$2.32	8.2	$34,313
Exercisable at June 30, 2011	2,431	$0.86	7.0	$40,815
Vested and expected to vest at June 30, 2011	5,230	$3.19	8.1	$75,626

The following table summarizes information about stock options outstanding and exercisable at December 30, 2010 (in thousands):

	Options Outstanding		Options Exercisable
Exercise price	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Remaining Contractual Life (in years)
$0.34	1,708	6.2	1,525	6.1
$0.50	6	0.5	6	0.5
$0.53	846	8.0	500	8.0
$1.26	511	9.0	200	9.0
$1.65	764	9.3	49	9.3
$5.93	557	9.7	7	9.7
$6.51	955	9.9	—	—

	5,347	8.2	2,287	6.9

The following table summarizes information about stock options outstanding and exercisable at June 30, 2011 (in thousands):

	Options Outstanding		Options Exercisable
Exercise price	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Remaining Contractual Life (in years)
$0.34	1,393	6.1	1,355	6.0
$0.50	2	—	2	—
$0.53	710	7.5	484	7.5
$1.26	493	8.5	245	8.5
$1.65	737	8.8	240	8.8
$5.93	546	9.2	90	9.2
$6.51	955	9.4	—	—
$8.88	407	9.5	15	9.5
$13.00	144	9.7	—	—

	5,387	8.1	2,431	7.0

The total intrinsic value of options exercised during the three and six months ended June 30, 2011 was $0.6 million and $4.6 million, respectively.

The Company recognized compensation expense related to options of $1.0 million and $0.1 million for the three months ended June 30, 2011 and 2010, respectively, and $1.7 million and $0.2 million for the six months ended June 30, 2011 and 2010, respectively.

Unrecognized compensation expense relating to stock options was $8.4 million at June 30, 2011, which is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate grant date fair value of stock options granted for the six months ended June 30, 2011 was $3.1 million.

Restricted Stock Units

Restricted stock unit activity for the six months ended June 30, 2011 is summarized as follows for restricted stock units outstanding under the 2009 Plan (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares outstanding at December 31, 2010	270	$7.55
Granted	42	8.88
Vested	(7)	8.88
Forfeited	—	—

Nonvested shares outstanding at June 30, 2011	305	$7.70

The Company recognized compensation expense related to restricted stock units of $0.1 million and $0 for the three months ended June 30, 2011 and 2010, respectively, and $0.2 million and $0 for the six months ended June 30, 2011 and 2010, respectively.

Unrecognized compensation expense related to nonvested restricted stock units was $2.1 million at June 30, 2011, which will be recognized into expense over the weighted-average period 3.3 years.

The aggregate grant date fair value of restricted stock units granted for the six months ended June 30, 2011 was $0.4 million.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Cost of revenue	$55	$17	$101	$30
Sales and marketing expense	258	68	470	128
Research and development expense	366	4	480	19
General and administrative expense	455	45	888	52

Total	$1,134	$134	$1,939	$229

8. INCOME TAXES

The Company’s income tax expense was $46,000 and $80,000 and the effective income tax rate was (0.6)% and (0.1)% for the three and six months ended June 30, 2011, respectively, as compared to an income tax expense of $29,000 and $59,000 and an effective tax rate of (0.5)% and (0.6)% for the three and six months ended June 30, 2010, respectively. The increase in the income tax expense primarily relates to additional foreign income taxes. The effective income tax rate for the three and six months ended June 30, 2011 reflects various foreign income taxes and the non-realizable net deferred tax assets in the U.S. and certain foreign jurisdictions.

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

9. CONTINGENCIES

Guarantees and Indemnifications

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, the Company has indemnified its lessors for certain claims arising from the facility or the lease. The Company indemnifies its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to statute of limitations. To date, the Company has made no payments related to these guarantees and indemnities. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and the Company’s insurance coverage and therefore has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

During June 2011, the Company signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.4 million as of June 30, 2011. The amount of the standby letter of credit will be reduced to approximately $0.2 million at November 30, 2011 and will be subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates on June 30, 2011.

During the six months ended June, 2011, the Company entered into additional capital lease agreements that increased its capital lease commitments by approximately $0.8 million through 2014.

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

10. SUBSEQUENT EVENTS

On July 1, 2011 and August 1, 2011, the Board of Directors granted stock options to purchase 225,750 and 35,250 shares of common stock at an exercise price of $17.92 and $17.16 per share, respectively. The stock options vest over four years. The aggregate grant date fair value of these awards was $2.5 million and is expected to be recognized over four years.

On July 27, 2011, ADP exercised the warrant to purchase 133,000 shares of the Company’s common stock that was issued in June 2011, at an exercise price of $0.53 per share (Note 6).

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

Overview

We are a leading global provider of a comprehensive learning and talent management solution delivered as software-as-a-service, or SaaS. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders and enabling an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. We currently have over 640 clients who use our solution to empower approximately 6.0 million users across 176 countries and 28 languages.

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

We target our sales and marketing efforts at large and mid-sized clients, and our solution can be used in all industry vertical segments. We also continue to market and sell to existing clients, who may renew their subscriptions, add platforms, broaden the deployment of our solution across their organizations and increase the usage of our solution over time. Our number of clients has grown to 646 at June 30, 2011 from 481 at December 31, 2010 and 367 at June 30, 2010.

We recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as these services are performed. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription period. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of client agreements related to our solution, our net revenue has grown to $14.9 million and $30.6 million for the three and six months ended June 30, 2011, respectively, from $10.6 million and $20.3 million, respectively, for the same periods in 2010. Our gross revenue was $17.4 million and $33.1 million for the three and six months ended June 30, 2011, respectively, before a $2.5 million reduction of revenue. This reduction of revenue related to a non-cash charge for a common stock warrant issued to ADP during the three months ended June 30, 2011.

We have historically experienced seasonality in terms of when we enter into client agreements for our solution. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year and usually sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks, of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. Consistent with the increased number of new client agreements entered into during the six months ended June 30, 2011, and increased levels of invoicing related to these new client agreements, our deferred revenue balance increased from $33.8 million at December 31, 2010 to $35.9 million at June 30, 2011. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.

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

Initial Public Offering

In March 2011, we completed our initial public offering whereby we sold 7,500,000 shares of common stock at a price of $13.00 per share. Our shares are traded on the NASDAQ Global Market. We received proceeds from our initial public offering of $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million. Offering costs at December 31, 2010 of $2.9 million that were recorded in other non-current assets and additional offering costs of approximately $0.8 million that were incurred from January 2011 to the completion of the initial public offering were reclassified to additional paid-in capital.

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

Our client agreements generally include both a subscription to access our solution and related consulting services, and may also include e-learning content. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default. In connection with our global distributor agreement with ADP, if warrants are issued to ADP, we record reductions of revenue for the fair value of warrants issued. Upon the completion of our initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. See Note 6 to the notes to our condensed consolidated financial statements and Critical Accounting Policies and Estimates for additional information regarding ADP warrants.

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

Other

•

Interest Income (Expense) and Other Income (Expense), Net. Interest income (expense) and other income (expense), net, consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; amortization of debt issuance costs and debt discounts; and income and expense associated with fluctuations in foreign currency exchange rates. Interest income (expense) and other income (expense), net, was insignificant as a percentage of revenue in the three and six months ended June 30, 2011 and 2010.

•

Change in Fair Value of Preferred Stock Warrant Liabilities. Preferred warrant liabilities are the result of warrants issued in connection with our long-term debt and preferred stock financings. Changes in the fair value of our preferred stock occur in connection with changes in the overall value of our company. Prior to the completion of our initial public offering, all of our warrants to purchase preferred stock were exercised, and as a result, we will no longer record any changes in the fair value of these liabilities in our statements of operations.

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

As of June 30, 2011, there have been no material changes to our critical accounting policies since December 31, 2010. In connection with our initial public offering in March 2011, all warrants to purchase our preferred stock were exercised, so we no longer record changes in the fair value of such warrants in earnings, as described below. During the three month period ended June 30, 2011, we invested certain of the proceeds from our initial public offering in marketable securities. Our accounting policy with respect to investments in marketable securities is also described below.

Fair Value of Warrants

Warrants to purchase common stock

We have issued warrants to purchase our common stock in connection with various debt arrangements and our purchase of certain domain names. We accounted for these warrants at fair value upon issuance in stockholders’ equity, based on the specific terms of each warrant.

On May 6, 2009, we entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute our software solution to its customers under ADP’s name. In connection with the distributor agreement, we also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of our common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of our common stock. When ADP achieved the defined sales targets and earned a warrant for a contract year, we recorded the fair value of such warrant as a reduction of revenue. We determined the fair value of these warrants using a Black-Scholes option-pricing model, which incorporates several estimates and assumptions that are subject to significant judgment. The warrants could only be exercised immediately prior to an acquisition of the Company through a reorganization, merger or consolidation; immediately prior to a sale, lease or other disposition of all of our assets; or within three years after an initial public offering.

Upon the completion of our initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. However, ADP remained eligible to earn a warrant for the partial contract year that began on July 1, 2010 and ended on March 22, 2011, the closing date of our initial public offering, if it met pro-rated specified sales targets for that period. Through the three months ended March 31, 2011, no reductions of revenue were recorded because we concluded that ADP had not met the pro-rated specified sales targets for such partial contract year based on our assessment of the contractual terms of the arrangement, and as of March 31, 2011, it was not considered probable that we would be required to issue a warrant for such partial contract year. Pursuant to the terms of the arrangement, we notified ADP that it had not earned the warrant for such partial year. ADP contended that it met the pro-rated specified sales target for the partial contract year that would entitle ADP to a warrant to purchase 443,048 shares of our common stock at an exercise price of $0.53 per share.

During June 2011, in order to resolve a dispute with respect to this matter, we issued ADP a fully vested and non-forfeitable warrant to purchase 133,000 shares of our common stock at an exercise price of $0.53 per share. The warrant was valued at approximately $2.5 million using a Black-Scholes option-pricing model as of the issuance date and was recorded as a non-cash reduction of revenue in the quarter ended June 30, 2011. In connection with the issuance of the warrant described above, ADP agreed and acknowledged that it is no longer eligible to earn or receive any additional warrants exercisable for shares of our common stock pursuant to the distributor agreement.

For the six months ended June 30, 2010, no reductions of revenue were recorded as the defined sales targets were not met for the first contract year ended June 30, 2010.

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

All of the warrants to purchase preferred stock were exercised in March 2011, and we recorded changes to the fair value of the warrants through the respective warrant exercise dates. Upon the completion of our initial public offering, all of the then-outstanding shares of preferred stock, including shares of preferred stock issued upon the exercise of preferred stock warrants, were converted into shares of common stock on a one-for-one basis.

Investments in Marketable Securities

Our investments in marketable securities are recorded at fair value, with the unrealized gains and losses, if any, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When we determine that an other-than-temporary decline has occurred for debt securities that we do not then-currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (ii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. As of June 30, 2011, $34.1 million of our investments are marketable debt securities. The unrealized gains on our short-term marketable securities were not significant for the six months ended June 30, 2011.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1 of notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated in dollars (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Gross revenue(1)	$17,370	$10,613	$33,117	$20,283
Common stock warrant charge(1)	(2,500)	—	(2,500)	—

Net revenue	14,870	10,613	30,617	20,283
Cost of revenue	4,953	3,163	9,532	6,227

Gross profit	9,917	7,450	21,085	14,056
Operating expenses:
Sales and marketing	10,868	6,580	20,713	12,946
Research and development	2,616	1,141	4,938	2,145
General and administrative	3,585	1,700	7,138	3,116

Total operating expenses	17,069	9,421	32,789	18,207

Loss from operations(1)	(7,152)	(1,971)	(11,704)	(4,151)
Other income (expense):
Interest income (expense) and other income (expense), net	124	(266)	(324)	(601)
Change in fair value of preferred stock warrant liabilities	—	(3,170)	(42,559)	(4,442)

Loss before provision for income taxes	(7,028)	(5,407)	(54,587)	(9,194)
Provision for income taxes	(46)	(29)	(80)	(59)

Net loss	$(7,074)	$(5,436)	$(54,667)	$(9,253)

(1)

During the second quarter of 2011, we recorded a $2.5 million reduction of revenue associated with a common stock warrant. There were no reductions of revenue in all other periods presented. We have presented gross revenue excluding this non-cash common stock warrant charge, because this charge does not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Fair Value of Warrants” for additional information about common stock warrants that are accounted for as reductions of revenue.

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

Revenue and Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2011	2010	2011		2010
Net revenue (in thousands)	$14,870	$10,613	$	30,617	$20,283
Gross revenue (in thousands)	$17,370	$10,613	$	33,117	$20,283
Bookings (in thousands)	$20,871	$10,971	$	35,203	$20,208
Number of clients	646	367		646	367
Number of users (rounded to nearest thousand)	6,000,000	3,860,000		6,000,000	3,860,000

        Net revenue increased $4.3 million, or 40%, for the three months ended June 30, 2011 as compared to the same period in 2010. Net revenue for the three months ended June 30, 2011 consisted of gross revenue minus a $2.5 million reduction of revenue related to a non-cash charge for a common stock warrant issued during the three months ended June 30, 2011. See “— Critical Accounting Policies and Estimates — Fair Value of Warrants” for further discussion of common stock warrants accounted for as reductions of revenue. Gross revenue increased $6.8 million, or 64%, for the three months ended June 30, 2011 as compared to the same period in 2010. Gross revenue growth in the three months ended June 30, 2011 was driven by $7.1 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Gross revenue for the three months ended June 30, 2011 from client agreements signed prior to the second quarter of 2011 was $16.6 million, compared to gross revenue for the first three months of 2010 from client agreements signed prior to the second quarter of 2010 of $9.5 million. This increase was partially offset by a decrease of $0.3 million in gross revenue from client agreements signed in the three months ended June 30, 2011 as compared to the same period in 2010. Gross revenue for the three months ended June 30, 2011 from client agreements signed in that period was $0.8 million as compared to gross revenue of $1.1 million in the same period in 2010 from client agreements signed during the three months ended June 30, 2010. To a lesser extent, gross revenue increased for the three months ended June 30, 2011 as compared to the same period in 2010 due to sales of additional platforms to existing clients and the addition of incremental users by existing clients. Net revenue in the United States for the three months ended June 30, 2011 was impacted by the $2.5 million reduction of revenue described above. Net revenue in the United States increased by $2.4 million, or 32%, for the three months ended June 30, 2011 as compared to the same period in 2010, while international net revenue, increased by $1.9 million, or 60%. Gross revenue in the United States increased by $4.9 million, or 65%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase in international sales was mainly attributable to the acquisition of 33 new international clients during the period from June 30, 2010 through June 30, 2011. As a percentage of total net revenue, international net revenue accounted for 33% in the three months ended June 30, 2011 as compared to 29% in the same period in 2010. As a percentage of total gross revenue, international gross revenue accounted for 28% in the three months ended June 30, 2011 as compared to 29% in the same period in 2010.

Net revenue increased $10.3 million, or 51%, for the six months ended June 30, 2011 as compared to the same period in 2010. Net revenue for the six months ended June 30, 2011 consisted of gross revenue minus a $2.5 million reduction of revenue related to a non-cash charge for a common stock warrant issued during the second quarter of 2011. Gross revenue increased $12.8 million, or 63%, for the six months ended June 30, 2011 as compared to the same period in 2010. Gross revenue growth in the six months ended June 30, 2011 was driven by $11.7 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Gross revenue for the six months ended June 30, 2011 from client agreements signed prior to 2011 was $28.5 million, compared to gross revenue for the first six months of 2010 from client agreements signed prior to 2010 of $16.8 million. To a lesser extent, gross revenue increased for the six months ended June 30, 2011 as compared to the same period in 2010 due to sales of additional platforms to existing clients and additions of incremental users by existing clients. Net revenue in the United States for the six months ended June 30, 2011 was impacted by the $2.5 million reduction of revenue described above. Net revenue in the United States increased by $6.6 million, or 46%, for the six months ended June 30, 2011 as compared to the same period in 2010, while international net revenue, increased by $3.8 million, or 63%. Gross revenue in the United States increased by $9.1 million, or 63%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase in international sales was mainly attributable to the acquisition of 33 new international clients during the period from June 30, 2010 through June 30, 2011. As a percentage of total net revenue, international net revenue accounted for 31% in the six months ended June 30, 2011 as compared to 29% in the same period in 2010. As a percentage of total gross revenue, international gross revenue accounted for 29% in the six months ended June 30, 2011 and 2010.

Bookings increased 90% and 74% for the three and six months ended June 30, 2011 as compared to the same periods in 2010, reflecting the increase in gross revenue for those periods, and an increase in deferred revenue at June 30, 2011 from March 31, 2011 compared to the increase at June 30, 2010 from March 31, 2010 and an increase in deferred revenue at June 30, 2011 from December 31, 2010 as compared to the increase at June 30, 2010 from December 31, 2009. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue based on proportional performance over the period the services are performed. Our number of clients grew 15% at June 30, 2011 compared to March 31, 2011, 76% compared to June 30, 2010, and 34% compared to December 31, 2010. Our number of users increased 15% at June 30, 2011 compared to March 31, 2011, 55% compared to June 30, 2010 and 22% compared to December 31, 2010, due primarily to the acquisition of new clients, although we also increased the number of users within existing clients.

We believe our revenue growth is a result of our continued investment in and development of our direct sales and sales support teams, which we believe have enabled us to achieve greater sales coverage and better sales execution, as well as increased marketing activities, which we believe have increased brand awareness and created higher demand for our solution. We have also continued to enhance our comprehensive solution, which we believe has encouraged existing clients to add additional platforms and users.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Cost of revenue	$4,953	$3,163	$9,532	$6,227
Gross profit	$9,917	$7,450	$21,085	$14,056
Gross margin	67%	70%	69%	69%

Cost of revenue increased $1.8 million, or 57%, for the three months ended June 30, 2011 as compared to the same period in 2010, attributable to $0.7 million in increased employee-related costs due to higher headcount, $0.4 million in increased network hosting costs related to our data centers, and $0.2 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.2 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.1 million in increased third-party e-learning costs, and $0.1 million in increased amortization of capitalized software.

Our gross margin, based on net revenue, was 67% for the three months ended June 30, 2011 compared to 70% in the same period in 2010. Our gross profit, excluding a charge related to a common stock warrant issued to ADP of $2.5 million, based on gross revenue, increased by one percentage point from 70% for the three months ended June 30, 2010 to 71% in the same period in 2011. The increase in gross profit, excluding the common stock warrant charges as a percentage of gross revenue, was attributable to increased revenue and our realization of economies of scale in our consulting services and network infrastructure, as we have emphasized continuous improvement in processes for delivering client implementation and support programs.

Cost of revenue increased $3.3 million, or 53%, for the six months ended June 30, 2011 as compared to the same period in 2010, attributable to $1.4 million in increased employee-related costs due to higher headcount and $0.6 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.3 million in increased network hosting costs related to our data centers, $0.2 million in increased third-party e-learning costs, $0.3 million in increased amortization of capitalized software and equipment, and $0.3 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs.

Our gross margin, based on net revenue, was 69% for the six months ended June 30, 2011 and 2010. Our gross profit, excluding a charge related to a common stock warrant issued to ADP of $2.5 million, based on gross revenue, increased by 2% from 69% for the six months ended June 30, 2010 to 71% in the same period in 2011. The increase in gross profit, excluding the common stock warrant charges as a percentage of gross revenue, was attributable to increased revenue and our realization of economies of scale in our consulting services and network infrastructure, as we have emphasized continuous improvement in processes for delivering client implementation and support programs.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$10,868	$6,580	$20,713	$12,946
Percent of net revenue	73%	62%	68%	64%

Sales and marketing expenses increased $4.3 million, or 65%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2011 increased 53% compared to June 30, 2010, contributing to an increase in employee-related costs of $2.9 million, consisting of increased employee compensation and benefits of $2.0 million, increased commissions of $0.7 million, and increased stock-based compensation of $0.2 million. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.5 million, increased travel costs associated with our direct sales teams of $0.5 million, and increased costs associated with outsourced marketing programs and events of $0.4 million.

As a percentage of net revenue, sales and marketing expenses increased to 73% for the three months ended June 30, 2011 compared to 62% for the same period in 2010. Sales and marketing expenses as a percentage of gross revenue increased to 63% for the three months ended June 30, 2011 compared to 62% in the same period in 2010. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs, as they vary in scope and scale over periods.

Sales and marketing expenses increased $7.8 million, or 60%, for the six months ended June 30, 2011 as compared to the same period in 2010. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Employee-related costs increased by $5.4 million, consisting of increased employee compensation and benefits of $3.8 million, increased commissions of $1.2 million, and increased stock-based compensation of $0.4 million, primarily driven by increased headcount and increased sales. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.9 million, increased travel costs associated with our direct sales teams of $0.8 million, and increased costs associated with outsourced marketing programs and events of $0.6 million.

As a percentage of net revenue, sales and marketing expenses increased to 68% for the six months ended June 30, 2011 compared to 64% for the same period in 2010. Sales and marketing expenses as a percentage of gross revenue decreased to 63% for the six months ended June 30, 2011 compared to 64% in the same period in 2010. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs, as they vary in scope and scale over periods.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Research and development	$2,616	$1,141	$4,938	$2,145
Percent of net revenue	18%	11%	16%	11%

Research and development expenses increased by $1.5 million, or 129%, for the three months ended June 30, 2011 as compared to the same period in 2010. The increase was principally due to a 69% increase in research and development headcount at June 30, 2011 compared to June 30, 2010 to maintain and improve the functionality of our solution. As a result, we incurred increased employee-related costs of $0.9 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $0.5 million and increased stock-based compensation of $0.4 million. In addition, in the three months ended June 30, 2011 we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.3 million relating to overall increased expenses to support our continued growth, and increased expenses related to third-party consultants of $0.2 million.

As a percentage of net revenue, research and development expenses increased to 18% for the three months ended June 30, 2011 compared to 11% in the same period in 2010. Research and development expenses as a percentage of gross revenue increased to 15% for the three months ended June 30, 2011 compared to 11% in the same period in 2010 for the reasons described above.

Research and development expenses increased by $2.8 million, or 130%, for the six months ended June 30, 2011 as compared to the same period in 2010. We incurred increased employee-related costs of $1.8 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $1.3 million and increased stock-based compensation of $0.5 million. In addition, in 2011 we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.5 million relating to overall increased expenses to support our continued growth, increased expenses related to third-party consultants of $0.3 million, and increased expenses related to software programming subscriptions of $0.1 million.

As a percentage of net revenue, research and development expenses increased to 16% for the six months ended June 30, 2011 compared to 11% in the same period in 2010. Research and development expenses as a percentage of gross revenue increased to 15% for the six months ended June 30, 2011 compared to 11% in the same period in 2010 for the reasons described above.

We capitalize a portion of our software development costs related to the development and enhancements of our solution, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $0.3 million and $0.8 million of software development costs and amortized $0.3 million and $0.4 million in the three months ended June 30, 2010 and June 30, 2011, respectively, and capitalized $0.7 million and $1.5 million and amortized $0.6 million and $0.8 million in the six months ended June 30, 2010 and June 30, 2011, respectively.

As we mature as a company, we expect our headcount in research and development to increase. However, we also expect the portion of employee-related costs as a percentage of total development resources that are capitalized as capitalized software costs to decrease.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative	$3,585	$1,700	$7,138	$3,116
Percent of net revenue	24%	16%	23%	15%

General and administrative expenses increased by $1.9 million, or 111% for the three months ended June 30, 2011 as compared to the same period in 2010. The increase was driven by increased employee-related costs and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $1.2 million, consisting of increased employee compensation and benefits of $0.8 million and increased stock-based compensation expense of $0.4 million, as a result of increased headcount and corresponding stock-based compensation awards between June 30, 2010 and June 30, 2011. In addition, we had increased professional fees of $0.5 million for accounting, audit, legal and tax services and increased travel expenses of $0.2 million. General and administrative headcount increased by 60% at June 30, 2011 as compared to June 30, 2010, primarily in our accounting and finance department to support our growth and operations as a public company.

As a percentage of net revenue, general and administrative expenses increased to 24% in the three month period ended June 30, 2011 compared to 16% in the same period in 2010. General and administrative expenses as a percentage of gross revenue increased to 21% in the three month period ended June 30, 2011 compared to 16% in the same period in 2010 for the reasons described above.

General and administrative expenses increased by $4.0 million, or 129% for the six months ended June 30, 2011 as compared to the same period in 2010. The increase was driven by increased employee-related costs due to our increased headcount and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $2.1 million, consisting of increased employee compensation and benefits of $1.3 million and increased stock-based compensation expense of $0.8 million, as a result of increased headcount and corresponding stock-based compensation awards between June 30, 2010 and June 30, 2011. In addition, we had increased professional fees of $1.0 million for accounting, audit, legal and tax services, increased travel expenses of $0.5 million, and a non-cash expense of $0.2 million incurred with respect to the issuance of shares of our common stock to a non-profit organization as a charitable donation.

As a percentage of net revenue, general and administrative expenses increased to 23% in the six month period ended June 30, 2011 compared to 15% in the same period in 2010. General and administrative expenses as a percentage of gross revenue increased to 22% in the six month period ended June 30, 2011 compared to 15% in the same period in 2010 for the reasons described above.

Interest Income (Expense) and Other Income (Expense), Net

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Interest income (expense) and other income (expense), net	$124	$(266)	$(324)	$(601)

The net gain of $0.1 million for the three months ended June 30, 2011 was comprised of approximately $0.2 million of foreign currency gains partially offset by approximately $0.1 million of interest expense. The net expense of $0.3 million for the three months ended June 30, 2010 was comprised primarily of $0.2 million of interest expense and foreign currency losses of $0.1 million. Foreign exchange gains and (losses) for the three months ended June 30, 2011 and 2010 of $0.2 million and ($0.1 million), respectively, related to transactions denominated in the British Pound and Euro and were principally impacted by changes in the British Pound and Euro exchange rate as compared to the Dollar. Our decreased interest expense in the 2011 period compared to 2010 period was a result the decreased borrowings during the three months ended June 30, 2011 as compared to the same period in 2010, mainly attributed to the redemption of the senior subordinated promissory note held by Ironwood Equity Fund LP during March 2011 and the redemption of debt outstanding under our credit facilities.

The net expense of $0.3 million for the six months ended June 30, 2011 was comprised of $0.8 million of interest expense partially offset by foreign currency gains of $0.4 million. The net expense of $0.6 million for the six months ended June 30, 2010 was comprised $0.2 million of foreign currency losses and $0.4 million of interest expense. Foreign exchange gains (losses) for the six months ended June 30, 2011 and 2010 of $0.4 million and ($0.2) million, respectively, related to transactions denominated in the British Pound and Euro and were principally impacted by changes in the British Pound and Euro exchange rate compared to the Dollar. Our increased interest expense in the 2011 period compared to 2010 period was a result the write-off of the remaining $0.3 million of unamortized debt discount associated with the redemption of a senior subordinated promissory note held by Ironwood Equity Fund LP and increased interest expense of $0.1 million due to the contingent interest premium paid to Ironwood Equity Fund LP during March 2011 in connection with such redemption. The increase in interest expense was partially offset by decreased interest expense of $0.1 million due to decreased borrowings during the six months ended June 30, 2011 as compared to the same period in 2010, mainly attributed to the redemption of the senior subordinated promissory note held by Ironwood Equity Fund LP during March 2011.

Change in Fair Value of Preferred Stock Warrant Liabilities

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Change in fair value of preferred stock warrant liabilities	$—	$(3,170)	$(42,559)	$(4,442)

We valued our preferred stock warrants at the end of each fiscal period using the Black-Scholes option pricing model. During March 2011, all of our warrants to purchase preferred stock were exercised, and all outstanding shares of preferred stock, including all shares of preferred stock issued upon the exercise of the preferred stock warrants, were converted into common stock on a one-for-one basis. As a result, subsequent to the three months ended March 31, 2011, we no longer recorded any changes in the fair value of such liabilities in our statement of operations, and as such, did not record any changes in the fair value of such liabilities during the three months ended June 30, 2011. The average fair value per underlying share of each warrant was approximately $1.81 at June 30, 2010 compared to approximately $1.24 at March 31, 2010.

The fair value of the liabilities associated with our preferred stock warrants increased $42.6 million during the period from December 31, 2010 to the respective exercise dates of the warrants in March 2011, as compared to an increase of $4.4 million at June 30, 2010 as compared to December 31, 2009. The increase from December 31, 2010 through the respective warrant exercise dates was attributable to the increase in the fair value of all of our preferred stock warrants, driven by the increase in the value of our Company as we approached our initial public offering. We recorded changes in the fair value of preferred stock warrant liabilities until each warrant’s respective exercise date. The average fair value per underlying share of each warrant was approximately $14.69 at its exercise date during March 2011 as compared to approximately $7.10 at December 31, 2010, while the average fair value per underlying share of each warrant was approximately $1.81 at June 30, 2010 as compared to approximately $1.01 at December 31, 2009.

Provision for Income Taxes

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(dollars in thousands)
Provision for income taxes	$(46)	$(29)	$(80)	$(59)

We have incurred operating losses in all periods to date and have recorded a full valuation allowance against our net deferred tax assets and, therefore, have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources

To date, our operations and growth have been financed primarily through the sale of equity securities, including net cash proceeds from our initial public offering of common stock in March 2011, in which we raised approximately $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million.

At June 30, 2011, our principal sources of liquidity were $48.7 million of cash and cash equivalents, $34.1 million of available-for-sale securities with maturities of less than one year, and $16.7 million under our credit facility with Silicon Valley Bank (“SVB Credit Facility”), which matures in August 2012. During September 2010, the amount available under the credit facility was reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to a sales arrangement with a state agency. During May 2011, the amount available under the credit facility was further reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to our corporate credit card program. Borrowings under the SVB Credit Facility are available on both a formula and a non-formula basis. The amount available under the formula-basis is determined based on a multiple of our contracted monthly recurring revenue. The amount available under the non-formula basis was $5.0 million through December 31, 2010, and is $2.5 million through June 30, 2011 and zero thereafter. Interest is payable monthly, and the principal is due upon maturity. The interest rate is prime plus 1.5% if the outstanding indebtedness under the facility is less than or equal to $5.0 million, and prime plus 2.5% if the outstanding indebtedness is greater than $5.0 million. The SVB credit facility requires immediate repayment upon an event of default, as defined in the agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the agreement.

During May 2011, we amended the SVB Credit Facility to allow for up to $3.0 million in loan advances, in addition to the amount available under the existing line of credit specifically for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime plus 1.25%, and are repayable monthly over a period of either 12 months or 36 months, depending on the items purchased. In May 2011, we borrowed approximately $0.7 million for the purchase of software and equipment. At June 30, 2011, we had $0.6 million outstanding under the SVB Credit Facility and $16.7 million remained available for future borrowings under this facility. Our working capital at June 30, 2011, excluding current deferred revenue, was $97.7 million.

In March 2009, we entered into a senior subordinated promissory note agreement with Ironwood Equity Fund LP for a total borrowing of $4.0 million, with a maturity date of March 31, 2014 and an interest rate of 11.3%. Interest was payable on a monthly basis in arrears. The note included a right in favor of Ironwood Equity Fund LP to require us to redeem the outstanding principal amount at 103%, together with accrued interest, if we completed our initial public offering between March 31, 2010 and March 30, 2011. On March 23, 2011, we used the proceeds from our initial public offering to pay all amounts owed under the note, including the outstanding principal of $4.0 million, together with a contingent interest payment feature of $120,000 and unpaid accrued interest of $27,500. Upon the payment of such amounts to the noteholder, the remaining unamortized debt discount of approximately $335,000 and debt issuance costs of $47,000 were recorded as an interest expense.

Our cash flows from operating activities have historically been significantly impacted by the contractual payment terms and patterns of client agreements, as well as our investments in sales and marketing and research and development to drive our business growth.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, existing cash and cash equivalents, together with our ability to borrow under the existing SVB Credit Facility will provide adequate funds for our ongoing operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources supplemented by borrowing under our SVB Credit Facility. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or utilize our cash resources supplemented by borrowing under our SVB Credit Facility.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds from our initial public offering for such additional expansion and expenditures, although we have no present understandings, commitments or agreements to enter into any such acquisitions.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2011	2010
Net cash used in operating activities	$(3,596)	$(2,728)
Net cash used in investing activities	(36,210)	(1,157)
Net cash provided by financing activities	81,397	2,930

Net Cash Used in Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in recent periods has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of our invoicing of, and our receipt of payments from, our clients. We have generally experienced increased invoicing in the third and fourth quarters of each year due to higher acquisitions of new clients, the timing of annual billings for existing clients and increased client renewals during these quarters. As a result, we have also experienced increased levels of client payments during the fourth and first quarters of each year, related to client receipts from third and fourth quarter invoices. Conversely, we experience relatively lower levels of billings in the first and second quarter of each year, and thus client receipts in the second and third quarters are lower relative to the other quarters. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash used in operating activities of $3.6 million in the six months ended June 30, 2011 was a result of our continued significant investments in headcount, increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the six months ended June 30, 2011, $49.3 million, or 90%, of our net loss of $54.7 million consisted of non-cash items, including a $42.6 million increase in preferred stock warrant liabilities, a $2.5 million reduction of revenue for the issuance of a common stock warrant in connection with our distributor agreement with ADP, $1.9 million of stock-based compensation, $1.7 million of depreciation and amortization, $0.4 million of non-cash interest expense, and a $0.2 million non-cash expenses related to a charitable contribution of 20,000 shares of our common stock to a non-profit organization in February 2011.

Cash used in operating activities in the six months ended June 30, 2011 also included a $1.5 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, a $0.3 million increase in deferred commissions due to increased sales during the period, a $0.3 million decrease in other liabilities, and $0.2 million decrease in accounts payable. Cash used in operating activities was partially offset by a $2.1 million increase in deferred revenue due to increased billings during the six months ended June 30, 2011, a $1.1 million increase in accrued expenses, and a $0.8 million decrease in accounts receivable attributable to the receipt of payments from our clients mainly the result of higher billings in the fourth quarter of 2011 due to the seasonality of our business, as discussed above.

Cash used in operating activities of $2.7 million in the six months ended June 30, 2010 was a result of continued significant investments in headcount and other expenses to grow our business. In the six months ended June 30, 2010, $5.9 million, or 64%, of our net loss of $9.3 million consisted of non-cash items, including a $4.4 million increase in preferred stock warrant liabilities, $1.2 million of depreciation and amortization, $0.2 million in stock-based compensation and $0.1 million of non-cash interest expense. Cash used in operating activities included a $0.5 million decrease in accrued expenses mainly due to the payment of compensation accrued as of December 31, 2009, a $0.3 million increase in deferred commissions due to increased sales during the period, a $0.1 million decrease in deferred revenue due to the recognition of revenue, partially offset by cash generated from a $2.0 million decrease in accounts receivable.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase. Since our initial public offering, we have also invested in marketable securities.

We used $36.2 million of cash in investing activities in the six months ended June 30, 2011, primarily due to our purchase of available-for-sale securities of $34.1 million, $1.4 million of investments in our capitalized software and approximately $0.8 million of net investments in other fixed assets. The investments in other fixed assets consisted of $1.2 million in purchases of additional equipment during the period for our expanding infrastructure and workforce, that were primarily financed through $0.7 million under our SVB credit facility and $0.4 million in capital leases.

We used $1.2 million of cash in investing activities in the six months ended June 30, 2010, primarily due to $0.7 million of investments in capitalized software and $0.4 million of net investments in other fixed assets. The investments in other fixed assets consisted of $2.3 million in purchases of additional equipment for our expanding network infrastructure and our work force, that were primarily financed through $1.9 million in capital lease financing.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $81.4 million in the six months ended June 30, 2011 was primarily due to $90.5 million of proceeds from our initial public offering, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities was also due to the receipt of $3.5 million in proceeds from the exercise of warrants to purchase preferred stock and common stock and stock options and borrowing of $0.7 million under our SVB credit facility to finance the purchase of additional equipment and software. These proceeds were partially offset by payments of $9.1 million to repay outstanding debt, payments of costs of $3.4 million related to our initial public offering, and payments of $0.8 million on our capital lease obligations.

Cash provided by financing activities of $2.9 million in the six months ended June 30, 2010 was primarily due to $4.5 million in proceeds from long term debt borrowed under a credit facility with Comerica Bank, which was subsequently terminated in August 2010, partially offset by $1.0 million of payments on the Comerica credit facility and $0.6 million of payments on our capital lease obligations.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our prospectus filed with the Securities and Exchange Commission on March 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933 except for the following: during the three months ended March 31, 2011, we repaid our then outstanding principal debt under our SVB Credit Facility of $5.1 million and, at the option of the noteholder, we redeemed the senior subordinated promissory note held by Ironwood Equity Fund LP at 103% of the outstanding principal amount of $4.0 million. During the three months ended June 30, 2011, we borrowed approximately $0.7 million for the purchase of software and equipment under our SVB Credit Facility, payable through 2014. We also entered into operating leases in Italy, Spain, Denmark, Sweden, Italy and the United Kingdom and new capital lease arrangements requiring payments of interest and principal of $0.9 million through 2014.

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

During June 2011, we signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.4 million as of June 30, 2011. We expect the amount of the standby letter of credit will be reduced to approximately $0.2 million at November 30, 2011 and will be subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates on June 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. After receiving proceeds from our initial public offering, in April and May 2011, we invested $42.4 million in money market funds backed by United States Treasury Bills with average maturities of 40 days, classified as cash equivalents, and purchased $34.1 million of United States Treasury Bills, with maturities ranging between four and eight months, classified as available-for-sale securities. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.

We invest in cash equivalents primarily consisting of money market funds backed by United States Treasury Bills, certificates of deposit, and marketable securities backed by United States Treasury Bills. We also invest in marketable securities consisting of United States Treasury Bills with maturities ranging from four to twelve months. At June 30, 2011, we had cash and cash equivalents of $48.7 million and marketable securities, classified as available-for-sale securities, of $34.1 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. Our investments in marketable securities consist of high-grade government securities with maturities of less than one year. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholder’s equity. The average maturity of our investment portfolio is approximately six months; therefore, we do not expect movement of interest rates to have a material impact on our consolidated balance sheet or statement of operations.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, New Zealand Dollars, Singapore Dollars, and Japanese Yen. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts receivable at June 30, 2011 would not be material to our financial condition or results of operations. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, India and Israel. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 18 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Industry

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception. We experienced net losses of $10.2 million, $8.4 million, $48.4 million, $7.1 million, and $54.7 million in 2008, 2009 and 2010 and for the three and six months ended June 30, 2011, respectively. At June 30, 2011, our accumulated deficit was $155.4 million and total stockholders’ equity was $67.6 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.

There are a number of other factors that may cause our financial results to fluctuate from period to period, including:

•	the extent to which new clients are attracted to our solution to satisfy their learning and talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solution and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional platforms in our solution and add or decrease the number of users;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as compared to the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	seasonal factors affecting demand for our solution or potential client purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solution;

•	our ability to manage our existing business and future growth, including in terms of additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	general economic, industry and market conditions; and

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

The forecasts of market growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, or at all.

Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to the expected growth in the SaaS market or learning and talent management market may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our businesses at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts included in this report should not be taken as indicative of our future growth.

Our business depends substantially on clients renewing their agreements and purchasing additional platforms from us or adding additional users. Any decline in our client renewals or purchases of additional platforms or additional users would harm our future operating results.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from approximately 320 employees on December 31, 2010 to approximately 410 employees on June 30, 2011. In addition, we have established offices in the United Kingdom, France, Germany, Israel, Spain and India, and we may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “— We currently have only a limited number of international offices and may expand our international operations, but we do not have substantial experience in international markets and may not achieve the results that we expect” and “—As a newly public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is determined to be ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.”

As a newly public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2012 and in each year thereafter. Our auditors may also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Two significant deficiencies in internal control were identified in connection with the preparation of our financial statements and the audit of our financial results for 2009. We determined that we had a significant deficiency relating to the proper accrual of certain bonuses for non-executive employees in prior years. In addition, we determined that we had a significant deficiency relating to errors discovered by us and our independent registered public accountants in our manual input of amounts necessary for the calculation of revenue under new guidance for reporting revenue from multiple-deliverables arrangements. None of these errors resulted in a revenue adjustment that we determined to be material, either individually or in the aggregate, to our financial statements.

During 2010, we took actions to remediate both of these significant deficiencies, including instituting more detailed recording, review and approval processes, establishing additional internal control, providing additional training and fully implementing our new financial accounting system. At December 31, 2010, we determined that the two significant deficiencies identified in 2009 had been remediated, and we did not identify any additional significant deficiencies or material weaknesses. Additionally, during the six months ended June 30, 2011, we did not identify any significant deficiencies or material weaknesses.

We are in the early stages of the costly and challenging process of compiling our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, nor be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

Integrated, comprehensive SaaS solutions such as ours represent a relatively recent approach to addressing organizations’ learning and talent management challenges, and we may be forced to change the prices we charge for our solution, or the pricing model upon which they are based, as the market for this type of solution evolves.

Providing organizations with applications to address their learning and talent management challenges through integrated, comprehensive SaaS solutions is a developing market. The market for these solutions is therefore still evolving, and competitive dynamics may cause pricing levels, as well as pricing models generally, to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their learning and talent management needs. As a result, we may be forced to reduce the prices we charge for our solution or the pricing model on which they are based, and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically, which could have a material adverse effect on our revenue, gross margin and other operating results.

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

We currently have international offices in the United Kingdom, France, Germany, Israel, Spain and India, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

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

There is considerable patent and other intellectual property development activity in our industry. Our success depends in part upon our not infringing the intellectual property rights of others. However, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or, in some cases, our technology or products. From time to time, such third parties may claim that we are infringing their intellectual property rights, and we may actually be found to be infringing such rights. Any claims or litigation could cause us to incur significant expenses, and if successfully asserted against us, could require that we pay substantial damages or ongoing royalty payments, indemnify our clients or distributors, obtain licenses, modify products, or refund fees, any of which would deplete our resources and adversely impact our business. We have obtained and may in the future obtain licenses from third parties to forestall or settle any potential claims of alleged infringement of our products and technology upon the intellectual property rights of others. In addition, discussions and negotiations with such third parties, whether successful or unsuccessful, could result in substantial costs and diversion of management resources, either of which could seriously harm our business.

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

We currently have foreign sales denominated in Great British Pounds, Euros, Australian Dollars, New Zealand Dollars, Singapore Dollars and Japanese Yen and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Canadian Dollars, Indian Rupees and Israeli New Shekels. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.

At June 30, 2011, we had $48.7 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills and certificates of deposit. In the second quarter of 2011, we invested $34.1 million in United States Treasury Bills with maturities ranging from four to eight months, which are classified as available-for-sale securities at June 30, 2011. In the future, we expect to continue to invest in similar instruments with maturities of up to one year. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

Our investments are fixed-rate debt securities and carry a degree of interest rate risk. Because the market value of fixed-rate debt securities may be adversely impacted by a rise in interest rates, our future investment income may fall short of expectations if interest rates rise. In addition, we may suffer losses if we are forced to sell securities that have experienced a decline in market value because of changes in interest rates. Currently, we do not use financial derivatives to hedge our interest rate exposure.

The fair value of our investments may change significantly due to events and conditions in the credit and capital markets. Any investment securities that we hold, or the issuers of such securities, could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the perceived market risk associated with such investments may also result in a decline in estimated fair value.

In the event of adverse conditions in the credit and capital markets, our investment portfolio may be impacted, and we could determine that some or all of our investments have experienced an other-than-temporary decline in fair value, requiring impairment, which could adversely impact our financial position and operating results.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported results of operations.

A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, we retrospectively adopted the amended guidance for revenue recognition for arrangements with multiple deliverables on January 1, 2009, which had a material impact on our financial position and results of operations.

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

Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $23.50 per share and an intra-day trading low of $12.13 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;

•	speculation in the press or investment community;

•	the size of our public float;

•	natural disasters or terrorist acts;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments;

•	global economic, legal and regulatory factors unrelated to our performance; and

•

the sale of a substantial number of shares of our common stock by existing security holders after September 12, 2011 upon the expiration of contractual transfer restrictions imposed on such shares in connection with our initial public offering.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our stock or publishes incorrect or unfavorable research about our business, our stock price would likely decline. In addition, if one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.

We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.

As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market. Our management team is adapting to the requirements of being a public company. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly, and may in the future require us to reduce costs in other areas of our business or increase the prices of our solution, which could negatively impact our business.

Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which our stockholders disagree and which may adversely affect the value of our stockholders’ investment.

As of June 30, 2011, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 22,065,733 shares of common stock in the aggregate (including shares of common stock subject to options and warrants exercisable within 60 days of June 30, 2011), or approximately 45% of our outstanding shares. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and bylaws include provisions that:

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

(a) Recent Sales of Unregistered Sales

In April 2011, we issued an aggregate of 12,858 shares of our common stock upon the exercise of options previously granted under our 1999 Stock Plan and our 2009 Equity Incentive Plan, at exercise prices ranging from $0.34 to $1.65, for an aggregate exercise price of $15,650.83. The issuance of such shares was exempt from the registration requirements of the Securities Act pursuant to Section 3(b) and Rule 701 promulgated thereunder, as transactions pursuant to a compensatory benefit plan as provided under Rule 701 of the Securities Act.

In April 2011, we issued 360,000 shares of our common stock upon the exercise of an outstanding warrant at an exercise price of $0.01 per share, for an aggregate exercise price of $3,600. The issuance of such shares was exempt from the registration requirements the Securities Act in reliance on Section 4(2) thereof as a transaction by an issuer not involving a public offering.

In June 2011, we issued a warrant exercisable for 133,000 shares of our common stock at an exercise price of $0.53 per share, for an aggregate exercise price of $70,490. In July 2011, the warrant was exercised in full. The issuance of the warrant and the issuance of the shares underlying the warrant were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.

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

The underwriters of the offering were Goldman, Sachs & Co., Barclays Capital, William Blair & Company, Piper Jaffray, Pacific Crest Securities and JMP Securities. We paid to the underwriters underwriting discounts totaling approximately $7.0 million in connection with the offering. In addition, we incurred expenses of approximately $3.7 million in connection with the offering, which, when added to the underwriting discounts paid by us, amount to total expenses of approximately $10.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $86.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Upon the completion of our initial public offering in March 2011, at the option of the noteholder, we were required to redeem the senior subordinated promissory note held by Ironwood Equity Fund at 103% of the outstanding principal amount. Accordingly, on March 23, 2011, we used the proceeds from the offering to pay all amounts owed under the note, including the outstanding principal of $4.0 million, a contingent interest payment of $120,000, and unpaid accrued interest of $27,500. In addition, on March 23, 2011, all outstanding borrowings of $2.6 million under our SVB Credit Facility together with unpaid accrued interest were paid with proceeds from the initial public offering. At June 30, 2011, all expenses incurred in connection with the offering have been paid.

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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President, Chief Executive Officer and Director

Date: August 12, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010

10.1	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 20, 2010, as amended May 26, 2011.

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.