Form 10-Q
period 2011-09-30
Cornerstone OnDemand Inc
filed 2011-11-14
CIK 1401680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 9, 2011
Common Stock	48,468,584

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

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	September 30, 2011	December 31, 2010
Assets
Cash and cash equivalents	$64,375	$7,067
Investments in marketable securities	17,026	—
Accounts receivable, net	23,114	20,876
Deferred commissions	2,824	2,330
Prepaid expenses and other current assets	3,553	1,869

Total current assets	110,892	32,142
Capitalized software development costs, net	3,757	2,662
Property and equipment, net	4,356	3,976
Deferred offering costs	—	2,888
Other assets, net	783	1,226

Total Assets	$119,788	$42,894

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$3,715	$4,554
Accrued expenses	6,512	6,556
Deferred revenue, current portion	38,505	32,745
Capital lease obligations, current portion	1,596	1,369
Debt, current portion	223	14
Other liabilities	549	760

Total current liabilities	51,100	45,998
Other liabilities, non-current	736	981
Deferred revenue, net of current portion	1,370	1,073
Capital lease obligations, net of current portion	1,350	1,523
Long-term debt, net of current portion	371	8,705
Preferred stock warrant liabilities	—	39,756

Total liabilities	54,927	98,036
Commitments and contingencies (Note 9)
Series A convertible preferred stock, $0.0001 par value,—and 3,224 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010; liquidation preference of $- and $3,224 at September 30, 2011 and December 31, 2010	—	2,144
Series B convertible preferred stock, $0.0001 par value,—and 2,600 shares authorized, issued and outstanding at September 30, 2011 and December 31, 2010; liquidation preference of $- and $3,250 at September 30, 2011 and December 31, 2010	—	3,250
Series C convertible preferred stock, $0.0001 par value,—and 2,456 shares authorized and—and 2,031 shares issued and outstanding at September 30, 2011 and December 31, 2010; liquidation preference of $- and $3,250 at September 30, 2011 and December 31, 2010	—	3,250
Series D redeemable convertible preferred stock, $0.0001 par value,—and 14,417 shares authorized and—and 10,625 shares issued and outstanding at September 30, 2011 and December 31, 2010; liquidation preference of $- and $17,000 at September 30, 2011 and December 31, 2010	—	22,122
Series E redeemable convertible preferred stock, $0.0001 par value,—and 7,030 shares authorized and—and 5,273 shares issued and outstanding at September 30, 2011 and December 31, 2010; liquidation preference of $- and $8,700 at September 30, 2011 and December 31, 2010	—	11,323
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 1,000,000 and 50,000 shares authorized, 48,233 and 10,586 shares issued and outstanding at September 30, 2011 and December 31, 2010	5	1
Additional paid-in capital	224,414	597
Accumulated deficit	(159,695)	(97,802)
Accumulated other comprehensive income (loss)	137	(27)

Total stockholders’ equity (deficit)	64,861	(97,231)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$119,788	$42,894

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenue (net of a $0 and $0 reduction of revenue during the three months ended September 30, 2011 and 2010 and net of a $2,500 and $0 reduction of revenue during the nine months ended September 30, 2011 and 2010 relating to a common stock warrant)	$20,019	$12,289	$50,636	$32,572
Cost of revenue	5,371	3,898	14,903	10,125

Gross profit	14,648	8,391	35,733	22,447
Operating expenses:
Sales and marketing	11,531	6,955	32,244	19,901
Research and development	2,670	1,403	7,608	3,548
General and administrative	3,439	2,434	10,577	5,550

Total operating expenses	17,640	10,792	50,429	28,999

Loss from operations	(2,992)	(2,401)	(14,696)	(6,552)
Other income (expense):
Interest income	8	1	15	3
Interest expense	(43)	(298)	(797)	(727)
Change in fair value of preferred stock warrant liabilities	—	(19,635)	(42,559)	(24,077)
Withdrawn secondary offering expense	(555)	—	(555)	—
Other, net	(643)	136	(220)	(38)

Other income (expense), net	(1,233)	(19,796)	(44,116)	(24,839)

Loss before provision for income taxes	(4,225)	(22,197)	(58,812)	(31,391)
Provision for income taxes	(52)	(10)	(132)	(69)

Net loss	$(4,277)	$(22,207)	$(58,944)	(31,460)
Accretion of redeemable preferred stock	—	(2,719)	(5,208)	(4,724)

Net loss attributable to common stockholders	$(4,277)	$(24,926)	$(64,152)	(36,184)

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(2.67)	$(1.74)	$(4.11)

Weighted average common shares outstanding, basic and diluted	48,018	9,323	36,868	8,803

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(58,944)	$(31,460)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,695	1,864
Non-cash interest expense	518	170
Change in fair value of preferred stock warrant liabilities	42,559	24,077
Unrealized foreign exchange loss (gain)	258	(145)
Charge related to the issuance of a common stock warrant to a distributor	2,500	—
Stock-based compensation expense	2,959	372
Withdrawn secondary offering expense	555	—
Non-cash charitable contribution of common stock	193	—
Loss on disposal of fixed assets	—	47
Changes in operating assets and liabilities:
Accounts receivable	(2,197)	(4,752)
Deferred commissions	(546)	(314)
Prepaid expenses and other assets	(1,532)	(2,204)
Accounts payable	349	961
Accrued expenses	1,779	1,837
Deferred revenue	6,085	3,983
Other liabilities	(271)	581

Net cash used in operating activities	(3,040)	(4,983)

Cash flows from investing activities:
Purchases of property and equipment	(848)	(629)
Capitalized software development costs	(2,217)	(1,314)
Purchase of available-for-sale securities	(34,079)	—
Proceeds from maturities of available-for-sale securities	17,000	—
Purchases of intangible assets	—	(111)

Net cash used in investing activities	(20,144)	(2,054)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	90,539	—
Payments of initial public offering costs	(3,436)	—
Payments of withdrawn secondary offering costs	(555)	—
Proceeds from issuance of preferred stock upon warrant exercises	3,163	—
Proceeds from the issuance of debt	669	17,046
Repayment of debt	(9,151)	(11,796)
Principal payments under capital lease obligations	(1,159)	(911)
Proceeds from stock option and warrant exercises	615	609
Payments of withholding tax on net exercise of stock-based awards	(48)	—

Net cash provided by financing activities	80,637	4,948

Effect of exchange rate changes on cash and cash equivalents	(145)	—

Net increase (decrease) in cash and cash equivalents	57,308	(2,089)
Cash and cash equivalents at beginning of period	7,067	8,061

Cash and cash equivalents at end of period	$64,375	$5,972

Supplemental cash flow information:
Cash paid for interest	$475	$586
Cash paid for income taxes	$18	$14
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$132,775	$—
Assets acquired under capital leases	$1,223	$2,203
Capitalized stock-based compensation	$165	$19
Capitalized patent license acquired under installment obligations	$—	$688

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

(unaudited)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Loss
	Shares	Par Value				Total
Balance as of December 31, 2010	10,586	$1	$597	$(97,802)	$(27)	$(97,231)
Accretion of preferred stock	—	—	(2,259)	(2,949)	—	(5,208)
Conversion of preferred to common stock	28,809	3	132,772	—	—	132,775
Issuance of common stock for the exercise of warrants to purchase common stock	662	—	232	—	—	232
Issuance of common stock upon initial public offering, net of issuance costs	7,500	1	86,852	—	—	86,853
Issuance of common stock to a non-profit organization	20	—	193	—	—	193
Issuance of common stock upon the exercise of options	656	—	383	—	—	383
Issuance of common stock warrant	—	—	2,500	—	—	2,500
Vesting of early exercised options	—	—	68	—	—	68
Tax withholding on net exercise of stock-based awards	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	3,124	—	—	3,124
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	161	161
Unrealized gain on marketable securities, net of tax	—	—	—	—	3	3
Net loss	—	—	—	(58,944)	—	(58,944)

Comprehensive loss						(58,780)

Balance as of September 30, 2011	48,233	$5	$224,414	$(159,695)	$137	$64,861

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

Withdrawn Secondary Offering

On July 20, 2011, in connection with a proposed secondary offering of shares of common stock by the Company and certain existing stockholders (“the secondary offering”), the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On August 8, 2011, pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended, the Company requested that the SEC consent to the withdrawal of the Registration Statement, including all amendments and exhibits. During the three months ended September 30, 2011, the Company incurred expenses of approximately $0.6 million in connection with the proposed secondary offering.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s prospectus filed with the SEC on March 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

There have been no significant changes in the Company’s accounting policies from those disclosed in its prospectus filed with the SEC on March 17, 2011. During the nine month period ended September 30, 2011, the Company invested certain of the proceeds from its initial public offering in marketable securities. The Company’s accounting policy with respect to investments in marketable securities is described below.

Reclassifications

Certain amounts in the consolidated statement of cash flows for the nine months ended September 30, 2010 have been reclassified to conform to the current-period presentation.

Investments in Marketable Securities

The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (ii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. As of September 30, 2011, $17.0 million of the Company’s investments are marketable debt securities. The unrealized gains on the Company’s short-term marketable securities were not significant for the nine months ended September 30, 2011.

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

Prior to the completion of the Company’s initial public offering, as the Company had convertible preferred stock outstanding, and, as the holders of the Company’s convertible preferred stock were entitled to participate in dividends and earnings of the Company, the Company used the two-class method in calculating earnings per share for periods in which the Company generated net income. As the holders of the Company’s preferred stock were not contractually obligated to share in the losses of the Company, no losses were allocated to the preferred stock under the two-class method. The Company may grant restricted stock under the 2010 Equity Incentive Plan (“2010 Plan”) (Note 7), which was adopted as of March 16, 2011.

As the holders of the Company’s restricted stock under the 2010 Plan are both entitled to participate in dividends and earnings of the Company and are not contractually obligated to share in the losses of the Company, the Company uses the two-class method in calculating earnings per share for periods in which the Company generates income. As of September 30, 2011, no restricted stock awards had been granted under the 2010 Plan.

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

The following table presents our basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Net loss attributable to common stockholders	$(4,277)	$(24,926)	$(64,152)	$(36,184)

Weighted-average shares of common stock outstanding	48,018	9,323	36,868	8,803

Net loss per share attributable to common stockholders – basic and diluted	$(0.09)	$(2.67)	$(1.74)	$(4.11)

At September 30, 2011 and 2010, anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders were (in thousands):

	September 30,
	2011	2010
Options to purchase common stock	5,797	4,702
Common stock subject to repurchase	35	60
Common stock warrants	375	569
Preferred stock warrants	—	5,602
Conversion of convertible preferred stock	—	23,753

Total shares excluded from net loss per share attributable to common stockholders	6,207	34,686

As of September 30, 2011, immediately exercisable options to purchase 75,000 shares of common stock had been granted, of which an option to purchase 60,000 shares of common stock was early exercised during September 2010. Of the 60,000 shares issued upon early exercise of such option during September 2010, 35,000 and 60,000 were unvested and subject to the Company’s repurchase right at September 30, 2011 and September 30, 2010, respectively, and were therefore excluded from the calculation of weighted-average shares of common stock used in calculating net loss per share.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011				December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$54,435	$54,435	$—	$—	$208	$208	$—	$—
Investments in marketable securities	$17,026	$17,026	$—	$—	$—	$—	$—	$—
Preferred stock warrant liabilities	$—	$—	$—	$—	$(39,756)	$—	$—	$(39,756)

At September 30, 2011, cash equivalents of $54.4 million consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.

The changes in the fair value of preferred stock warrants for the three and nine months ended September 30, 2011 and 2010 are summarized below based on assumptions included in Note 6 (in thousands):

	0000000	0000000	0000000	0000000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Fair value at beginning of period	—	$10,125	$39,756	$5,683
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	—	19,635	42,559	24,077
Exercise of preferred stock warrants	—	—	(82,315)	—

Fair value at end of period	—	$29,760	$—	$29,760

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

During May 2011, the Company amended the SVB Credit Facility to allow for loan advances, in addition to the amount available under the existing line of credit, of up to an aggregate of $3.0 million for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime rate plus 1.25%, and are amortized monthly over the remaining term, which is the lessor of either 12 or 36 months and May 2015, payable in equal monthly installments of principal plus accrued interest. In May 2011, the Company borrowed approximately $0.7 million under this facility for the purchase of software and equipment.

The SVB Credit Facility is subject to certain financial covenants, including a liquidity coverage ratio and achievement of defined performance criteria. In connection with the SVB Credit Facility, in August 2010, the Company issued Silicon Valley Bank a warrant to purchase 90,000 shares of common stock at an exercise price of $3.50 per share. The warrant was net exercised immediately prior to the completion of the initial public offering, resulting in the issuance of 65,769 shares of common stock (Note 6). In March 2011, the then-outstanding principal under the line of credit, together with unpaid accrued interest were paid with proceeds from the initial public offering. At September 30, 2011, $15.8 million was available to support future borrowings under the SVB Credit Facility.

5. CAPITALIZATION

The Company recorded an expense of $0.2 million relating to the issuance of 20,000 shares of common stock to a non-profit organization on February 28, 2011.

On March 22, 2011, upon the completion of the Company’s initial public offering, all outstanding shares of convertible preferred stock were automatically converted into 28,809,031 shares of common stock on a one-for-one basis.

The following table summarizes the number of outstanding shares of convertible preferred stock for the nine months ended September 30, 2011 (in thousands):

	Series B0	Series B0	Series B0	Series B0	Series B0	Series B0
	Series A	Series B	Series C	Series D	Series E	Total
Preferred stock outstanding at December 31, 2010	3,224	2,600	2,031	10,625	5,273	23,753
Cash exercise of preferred stock warrants (Note 6)	—	—	155	208	1,006	1,369
Net exercise of preferred stock warrants (Note 6)	—	—	197	3,024	466	3,687
Conversion of preferred stock into common stock	(3,224)	(2,600)	(2,383)	(13,857)	(6,745)	(28,809)

Preferred stock outstanding at September 30, 2011	—	—	—	—	—	—

The following table summarizes preferred stock amounts for the nine months ended September 30, 2011 (in thousands):

	Series B	Series B	Series B	Series B	Series B	Series B
	Series A	Series B	Series C	Series D	Series E	Total
Balance as of December 31, 2010	$2,144	$3,250	$3,250	$22,122	$11,323	$42,089
Accretion of preferred stock	—	—	—	3,430	1,778	5,208
Exercise of preferred stock warrants	—	—	4,153	56,945	24,380	85,478
Conversion of preferred stock into common stock	(2,144)	(3,250)	(7,403)	(82,497)	(37,481)	(132,775)

Balance as of September 30, 2011	$—	$—	$—	$—	$—	$—

6. WARRANTS

Warrants to Purchase Common Stock

The following table summarizes the warrants to purchase shares of the Company’s common stock that were outstanding at September 30, 2011 and December 31, 2010, respectively, and information relating to the warrants to purchase shares of the Company’s common stock that were exercised during the three and nine months ended September 30, 2011 (in thousands, except per share data):

				Exercises during the Three Months Ended September 30, 2011		Exercises during the Nine Months Ended September 30, 2011
Year of Issuance	Exercise Price per Share	Common Stock Warrants Outstanding		Common Stock Shares issued upon Net Exercise	Common Stock Shares issued upon Cash Exercise	Common Stock Shares issued upon Net Exercise	Common Stock Shares issued upon Cash Exercise	Expiration Date
		September 30, 2011	December 31, 2010
2005	$1.60	94	125	—	—	—	31	June 2012
2006	$1.60	135	150	—	—	—	15	September 2013
2007	$1.60	53	53	—	—	—	—	April 2014
2007	$1.60	93	146	—	—	—	53	May 2014
2010	$3.50	—	95	—	—	69	—	—
2010	$0.01	—	360	—	—	—	360	—
2011	$0.53	—	—	—	133	—	133	—

On March 11, 2011, 99,167 shares of common stock were issued upon the exercise of common stock warrants at an exercise price of $1.60 per share. Immediately prior to the completion of the initial public offering, the Company issued 69,422 shares of common stock upon the net exercise of outstanding common stock warrants, at an exercise price of $3.50 per share, based upon the Company’s initial public offering price of $13.00 per share.

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

For the nine months ended September 30, 2010, no reductions of revenue were recorded based on the Company’s conclusion that the defined sales targets were not met.

On April 19, 2011, ADP exercised the warrant to purchase 360,000 shares of the Company’s common stock that was issued in December 2010, at an exercise price of $0.01 per share, and on July 27, 2011, ADP exercised the warrant to purchase 133,000 shares of the Company’s common stock that was issued in June 2011, at an exercise price of $0.53 per share.

Warrants to Purchase Preferred Stock

In March 2011, all warrants to purchase preferred stock outstanding at December 31, 2010 were exercised, as summarized in the table below (in thousands, except per share amounts):

Warrant of Preferred Stock Issued	Exercise Price Per Share	Outstanding at December 31, 2010	Shares Issued Upon Net Exercise	Shares Issued Upon Cash Exercise	Outstanding at September 30, 2011
Series C	$1.60	380	197	155	—
Series D	$2.40	3,333	2,901	—	—
Series D	$2.40	208	—	208	—
Series D	$1.60	141	123	—	—
Series E	$2.40	1,054	43	1,006	—
Series E	$1.65	485	423	—	—

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

7. STOCK OPTION PLAN

As of September 30, 2011, the Company had three stock-based compensation plans, the 1999 Stock Plan (“1999 Plan”), the 2009 Equity Incentive Plan (“2009 Plan”) and the 2010 Equity Incentive Plan (“2010 Plan”). Following the adoption of the 2010 Plan in March 2011, the Company no longer grants any additional awards under the 1999 Plan and the 2009 Plan. However, the 1999 Plan and the 2009 Plan continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan. The 2010 Plan permits the grant of incentive stock options to employees and the grant of non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units and performance shares to the Company’s employees, directors and consultants.

Upon the adoption of the 2010 Plan, the maximum aggregate number of shares issuable thereunder was 3,680,480 shares, plus (i) any shares subject to stock options or similar awards granted under the 1999 Plan or 2009 Plan prior to March 16, 2011 that expire or otherwise terminate without having been exercised in full and (ii) shares issued pursuant to awards granted under the 1999 Plan and 2009 Plan that are forfeited to or repurchased by the Company after March 16, 2011, with the maximum number of shares to be added to the 2010 Plan from the 1999 Plan and 2009 Plan equal to 5,614,369 shares of common stock. In addition, the number of shares available for issuance under the 2010 Plan will be annually increased on the first day of each fiscal year beginning with 2012, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s Board of Directors determines.

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

Under the 2010 Plan, 3,273,120 shares remained available for issuance at September 30, 2011.

Stock Options

The exercise price of stock options granted under the 2010 Plan must equal at least the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years; provided, however, that an incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of the Company’s stock may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value of our common stock on the grant date. During the nine months ended September 30, 2011, options to purchase 467,850 shares of common stock were granted under the 2010 Plan.

Restricted Stock

The Company may grant restricted stock under the 2010 Plan. Restricted stock awards are grants of shares of the Company’s common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Board of Directors provides otherwise. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. The fair value of each share of restricted stock granted is equal to the grant date fair market value of the Company’s common stock. As of September 30, 2011, no restricted stock had been granted under the 2010 Plan.

Restricted Stock Units

The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of September 30, 2011, no restricted stock units had been granted under the 2010 Plan.

Stock Appreciation Rights

The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of September 30, 2011, no stock appreciation rights had been granted under the 2010 Plan.

Performance Units/Performance Shares

The Company may also grant performance units and performance shares under the 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals for a predetermined performance period, established by the Board of Directors, are achieved or the awards otherwise vest. The fair value of each performance unit and performance share awarded is equal to the fair market value of the Company’s common stock at the close of the applicable performance period. The payment of performance units and performance shares may be in the form of cash, shares, or a combination thereof, as determined by the Board of Directors. As of September 30, 2011, no performance units or performance shares had been granted under the 2010 Plan.

The following table summarizes the stock option activity under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,347	$2.33	8.2	$35,026
Granted	887	$12.64	9.5
Exercised	(649)	$0.54	5.5
Forfeited	(90)	$4.26

Outstanding, September 30, 2011	5,495	$4.17	8.0	$47,583

	$00.00	$00.00	$00.00	$00.00
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2010	2,287	$0.51	6.9	$19,151
Vested and expected to vest at December 31, 2010	5,232	$2.32	8.2	$34,313
Exercisable at September 30, 2011	2,504	$1.09	6.9	$28,672
Vested and expected to vest at September 30, 2011	5,358	$4.09	8.0	$46,838

The following table summarizes information about stock options outstanding and exercisable under the Company’s equity incentive plans at December 30, 2010 (in thousands):

	Options Outstanding		Options Exercisable
Exercise price	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Remaining Contractual Life (in years)
$0.34	1,708	6.2	1,525	6.1
$0.50	6	0.5	6	0.5
$0.53	846	8.0	500	8.0
$1.26	511	9.0	200	9.0
$1.65	764	9.3	49	9.3
$5.93	557	9.7	7	9.7
$6.51	955	9.9	—	—

	5,347	8.2	2,287	6.9

The following table summarizes information about stock options outstanding and exercisable under the Company’s equity incentive plans at September 30, 2011 (in thousands):

	Options Outstanding		Options Exercisable
Exercise price	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Remaining Contractual Life (in years)
$0.34	1,281	5.8	1,275	5.8
$0.53	687	7.3	512	7.3
$1.26	458	8.2	263	8.2
$1.65	709	8.6	260	8.6
$5.93	540	9.0	162	9.0
$6.51	955	9.1	—	—
$8.88	406	9.3	29	9.3
$13.00	138	9.5	3	9.5
$15.41	63	9.9	—	—
$17.16	35	9.8	—	—
$17.92	223	9.8	—	—

	5,495	8.0	2,504	6.9

The total intrinsic value of options exercised during the three and nine months ended September 30, 2011 was $2.1 million and $6.8 million, respectively.

The Company recognized compensation expense related to options of $0.9 million and $0.1 million for the three months ended September 30, 2011 and 2010, respectively, and $2.6 million and $0.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Unrecognized compensation expense relating to stock options was $10.3 million at September 30, 2011, which is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate grant date fair value of stock options granted for the nine months ended September 30, 2011 was $6.2 million.

Restricted Stock Units

Restricted stock unit activity under the 2009 Plan for the nine months ended September 30, 2011 is summarized as follows (shares in thousands):

	Number of Shares	Weighted-Average Grant Date Fair Value
Nonvested shares subject to restricted stock units outstanding at December 31, 2010	270	$7.55
Granted	42	8.88
Vested	(10)	8.88
Forfeited	—	—

Nonvested shares subject to restricted stock units outstanding at September 30, 2011	302	$7.69

The Company recognized compensation expense related to restricted stock units of $0.1 million and $0 for the three months ended September 30, 2011 and 2010, respectively, and $0.3 million and $0 for the nine months ended September 30, 2011 and 2010, respectively.

Unrecognized compensation expense related to nonvested restricted stock units was $2.0 million at September 30, 2011, which will be recognized into expense over the weighted-average period 3.1 years.

The aggregate grant date fair value of restricted stock units granted for the nine months ended September 30, 2011 was $0.4 million.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of revenue	$75	$15	$176	$45
Sales and marketing expense	355	76	825	204
Research and development expense	133	19	613	38
General and administrative expense	457	33	1,345	85

Total	$1,020	$143	$2,959	$372

8. INCOME TAXES

The Company’s income tax expense was $52,000 and $132,000 and the effective income tax rate was (1.2)% and (0.2)% for the three and nine months ended September 30, 2011, respectively, as compared to an income tax expense of $10,000 and $69,000 and an effective tax rate of (0.1)% and (0.2)% for the three and nine months ended September 30, 2010, respectively. The increase in the income tax expense primarily relates to additional foreign income taxes. The effective income tax rate for the three and nine months ended September 30, 2011 reflects various foreign income taxes and the non-realizable net deferred tax assets in the U.S. and certain foreign jurisdictions.

The Company recorded valuation allowances on the net deferred tax assets of the Company’s U.S. operations and certain foreign jurisdictions and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2006 for its U.S. federal income tax returns and state income tax returns. The Company is subject to examination by various foreign jurisdictions for years after 2006. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.

9. CONTINGENCIES

Guarantees and Indemnifications

The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the facility or the lease. The Company is obligated to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to statutes of limitations. To date, the Company has made no payments related to these guarantees and indemnities. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and the Company’s insurance coverage and therefore has not recorded any liability for these guarantees and indemnities in the accompanying consolidated balance sheets.

During June 2011, the Company signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.4 million. The amount of the standby letter of credit will be reduced to approximately $0.2 million at November 30, 2011 and will be subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates on September 30, 2011.

During the nine months ended September 30, 2011, the Company entered into operating leases in Italy, Denmark, Sweden, France, Netherlands, Spain and the United Kingdom, increasing operating lease commitments by approximately $0.3 million through 2012, and also entered into additional capital lease agreements that increased its capital lease commitments by approximately $1.2 million through 2014.

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

10. SUBSEQUENT EVENTS

On October 25, 2011, warrants to purchase an aggregate of 151,667 shares of common stock, at an exercise price of $1.60 per share, were exercised for aggregate proceeds of $0.2 million.

From October 1, 2011 through November 1, 2011, the Board of Directors granted stock options to purchase 332,650 and 340,500 shares of common stock at an exercise price of $12.54 and $14.34 per share, respectively. The stock options vest over four years. The aggregate grant date fair value of these awards was $4.8 million and is expected to be recognized over four years. On November 4, 2011, the Board of Directors granted restricted stock units for 67,500 shares of common stock. The restricted stock units vest over a weighted-average of 2.0 years. The aggregate grant date fair value of the restricted stock units was $1.0 million and is expected to be recognized over a weighted-average period of approximately 2.0 years.

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

Overview

We are a leading global provider of a comprehensive learning and talent management solution delivered as software-as-a-service, or SaaS. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders and enabling an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. We currently have 710 clients who use our solution to empower approximately 7.16 million users across 179 countries and 29 languages.

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

In October 2011, we repackaged our five platforms into three clouds – the Learning Cloud, the Performance Cloud, and the Extended Enterprise Cloud. Accordingly, we plan in future filings to refer to our product offering as a collection of integrated cloud-based solutions rather than platforms.

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

We target our sales and marketing efforts at large and mid-sized clients, and our solution can be used in all industry vertical segments. We also continue to market and sell to existing clients, who may renew their subscriptions, add platforms, broaden the deployment of our solution across their organizations and increase the usage of our solution over time. Our number of clients has grown to 710 at September 30, 2011 from 481 at December 31, 2010 and 413 at September 30, 2010.

We recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as these services are performed. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription period. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of client agreements related to our solution, our net revenue has grown to $20.0 million and $50.6 million for the three and nine months ended September 30, 2011, respectively, from $12.3 million and $32.6 million, respectively, for the same periods in 2010. Our gross revenue was $20.0 million and $53.1 million for the three and nine months ended September 30, 2011, respectively, excluding a $2.5 million reduction of revenue. This reduction of revenue related to a non-cash charge for a common stock warrant issued to ADP during the three months ended June 30, 2011.

We have historically experienced seasonality in terms of when we enter into client agreements for our solution. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year and usually sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks, of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. Consistent with the increased number of new client agreements entered into during the nine months ended September 30, 2011, and increased levels of invoicing related to these new client agreements, our deferred revenue balance increased from $33.8 million at December 31, 2010 to $39.9 million at September 30, 2011. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.

We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we improve the existing functionality for our solution. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of both our growth and our transition to operating as a public company.

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

Initial Public Offering

In March 2011, we completed our initial public offering whereby we sold 7,500,000 shares of common stock at a price of $13.00 per share. Our shares are traded on the NASDAQ Global Market. We received proceeds from our initial public offering of $90.5 million, net of underwriting discounts and commissions, but before offering expenses of $3.7 million. Offering costs at December 31, 2010 of $2.9 million that were recorded in other non-current assets and additional offering costs of approximately $0.8 million that were incurred from January 2011 to the completion of the initial public offering were reclassified to additional paid-in capital.

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

Our client agreements generally include both a subscription to access our solution and related consulting services, and may also include e-learning content. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default. In connection with our global distributor agreement with ADP, to the extent that warrants were issued to ADP, we recorded reductions of revenue for the fair value of the warrants issued. Upon the completion of our initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. See Note 6 to the notes to our condensed consolidated financial statements and Critical Accounting Policies and Estimates for additional information regarding ADP warrants.

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

Operating Expenses

Our operating expenses are as follows:

•

Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing and other brand-building activities; and allocated overhead.

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

•

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

Other

•

Interest Income (Expense) and Other Income (Expense), Net. Interest income (expense) and other income (expense), net, consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; amortization of debt issuance costs and debt discounts; and income and expense associated with fluctuations in foreign currency exchange rates. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

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

•

Withdrawn Secondary Offering Expense. On July 20, 2011, we filed a Registration Statement on Form S-1 in connection with a proposed secondary offering of our shares of commons stock. On August 8, 2011, pursuant to Rule 477 under the Securities Act of 1933, as amended, we requested that the Securities and Exchange Commission consent to the withdrawal of the Registration Statement. During the three months ended September 30, 2011, we incurred expenses of approximately $0.6 million in connection with the proposed secondary offering.

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

As of September 30, 2011, there have been no material changes to our critical accounting policies since December 31, 2010. In connection with our initial public offering in March 2011, all warrants to purchase our preferred stock were exercised, so we no longer record changes in the fair value of such warrants in earnings, as described below. During the nine month period ended September 30, 2011, we invested certain of the proceeds from our initial public offering in available-for-sale marketable securities. Our accounting policy with respect to investments in marketable securities is also described below.

Fair Value of Warrants

Warrants to purchase common stock

We have issued warrants to purchase our common stock in connection with various debt arrangements and our purchase of certain domain names. We accounted for these warrants at fair value upon issuance in stockholders’ equity, based on the specific terms of each warrant.

On May 6, 2009, we entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute our software solution to its customers under ADP’s name. In connection with the distributor agreement, we also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of our common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of our common stock. When ADP achieved the defined sales targets and earned a warrant for a contract year, we recorded the fair value of such warrant as a reduction of revenue. We determined the fair value of these warrants using a Black-Scholes option-pricing model, which incorporates several estimates and assumptions that are subject to significant judgment. The warrants could only be exercised immediately prior to an acquisition of our company through a reorganization, merger or consolidation; immediately prior to a sale, lease or other disposition of all of our assets; or within three years after an initial public offering.

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

For the nine months ended September 30, 2010, no reductions of revenue were recorded as the defined sales targets were not met.

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

All of the warrants to purchase preferred stock were exercised in March 2011, and we recorded changes to the fair value of the warrants through the respective warrant exercise dates. Upon the completion of our initial public offering, all of our then-outstanding shares of preferred stock, including shares of preferred stock issued upon the exercise of preferred stock warrants, were converted into shares of common stock on a one-for-one basis.

Investments in Marketable Securities

Our investments in available-for-sale marketable securities are recorded at fair value, with the unrealized gains and losses, if any, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When we determine that an other-than-temporary decline has occurred for debt securities that we do not then currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (ii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method, and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. As of September 30, 2011, $17.0 million of our investments are marketable debt securities. The unrealized gains on our short-term marketable securities were not significant for the nine months ended September 30, 2011.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 1 of notes to condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Results of Operations

The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	$7,160,000	$7,160,000	$7,160,000	$7,160,000
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross revenue(1)	$20,019	$12,289	$53,136	$32,572
Common stock warrant charge(1)	—	—	(2,500)	—

Net revenue	20,019	12,289	50,636	32,572
Cost of revenue	5,371	3,898	14,903	10,125

Gross profit	14,648	8,391	35,733	22,447
Operating expenses:
Sales and marketing	11,531	6,955	32,244	19,901
Research and development	2,670	1,403	7,608	3,548
General and administrative	3,439	2,434	10,577	5,550

Total operating expenses	17,640	10,792	50,429	28,999

Loss from operations(1)	(2,992)	(2,401)	(14,696)	(6,552)
Other income (expense):
Interest income (expense) and other income (expense), net	(678)	(161)	(1,002)	(762)
Change in fair value of preferred stock warrant liabilities	—	(19,635)	(42,559)	(24,077)
Withdrawn secondary offering expense	(555)	—	(555)	—

Loss before provision for income taxes	(4,225)	(22,197)	(58,812)	(31,391)
Provision for income taxes	(52)	(10)	(132)	(69)

Net loss	$(4,277)	$(22,207)	$(58,944)	$(31,460)

(1)

During the second quarter of 2011, we recorded a $2.5 million reduction of revenue associated with a common stock warrant. There were no reductions of revenue in any other periods presented. We have presented gross revenue excluding this non-cash common stock warrant charge, because this charge does not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Estimates — Fair Value of Warrants” for additional information about common stock warrants that are accounted for as reductions of revenue.

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

Revenue and Metrics

	$7,160,000	$7,160,000	$7,160,000	$7,160,000
	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2011	2010	2011	2010
Net revenue (in thousands)	$20,019	$12,289	$50,636	$32,572
Gross revenue (in thousands)	$20,019	$12,289	$53,136	$32,572
Bookings (in thousands)	$23,990	$16,347	$59,193	$36,555
Number of clients	710	413	710	413
Number of users (rounded to nearest thousand)	7,160,000	4,364,000	7,160,000	4,364,000

        Net and gross revenue increased $7.7 million, or 63%, for the three months ended September 30, 2011 as compared to the same period in 2010. There were no reductions of revenue recorded during the three months ended September 30, 2011 and 2010 as we did not issue any common stock warrants accounted for as reductions of revenue during the respective periods. See “— Critical Accounting Policies and Estimates — Fair Value of Warrants” for further discussion of common stock warrants accounted for as reductions of revenue. Revenue growth in the three months ended September 30, 2011 was driven by $6.4 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Revenue for the three months ended September 30, 2011 from client agreements signed prior to the third quarter of 2011 was $18.6 million, compared to revenue for the three months ended September 30, 2010 from client agreements signed prior to the third quarter of 2010 of $12.2 million. Revenue in the United States increased by $5.9 million, or 68%, for the three months ended September 30, 2011 as compared to the same period in 2010, while international revenue increased by $1.9 million, or 51%, during the same period. The increase in domestic and international sales was mainly attributable to the acquisition of 258 domestic and 39 international clients, respectively, during the period from September 30, 2010 through September 30, 2011. As a percentage of total revenue, international net revenue accounted for 28% in the three months ended September 30, 2011 as compared to 30% in the same period in 2010.

Net revenue increased $18.1 million, or 55%, for the nine months ended September 30, 2011 as compared to the same period in 2010. Net revenue for the nine months ended September 30, 2011 consisted of gross revenue less a $2.5 million reduction of revenue related to a non-cash charge for a common stock warrant issued during the second quarter of 2011. Gross revenue increased $20.6 million, or 63%, for the nine months ended September 30, 2011 as compared to the same period in 2010. Gross revenue growth in the nine months ended September 30, 2011 was driven by $20.5 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Gross revenue for the nine months ended September 30, 2011 from client agreements signed prior to 2011 was $45.2 million, compared to gross revenue for the first nine months of 2010 from client agreements signed prior to 2010 of $24.7 million. To a lesser extent, gross revenue increased for the nine months ended September 30, 2011 as compared to the same period in 2010 due to sales of additional platforms to existing clients and additions of incremental users by existing clients. Net revenue in the United States for the nine months ended September 30, 2011 was impacted by the $2.5 million reduction of revenue related to the common stock warrant described above. Net revenue in the United States increased by $12.5 million, or 54%, for the nine months ended September 30, 2011 as compared to the same period in 2010, while international net revenue, increased by $5.6 million, or 58%. Gross revenue in the United States increased by $15.0 million, or 65%, for the nine months ended September 30, 2011 as compared to the same period in 2010. International gross revenue increased by $5.6 million, or 58%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase in domestic and international gross revenue was mainly attributable to the acquisition of 258 domestic and 39 international clients, respectively, during the period from September 30, 2010 through September 30, 2011. As a percentage of total net revenue, international net revenue accounted for 30% in the nine months ended September 30, 2011 as compared to 29% in the same period in 2010. As a percentage of total gross revenue, international gross revenue accounted for 29% and 29% in the nine months ended September 30, 2011 and 2010, respectively.

Bookings increased 47% and 62% for the three and nine months ended September 30, 2011, respectively, as compared to the same periods in 2010. The increase in bookings for the three months ended September 30, 2011 is attributable to a 63% increase in gross revenue for the three months ended September 30, 2011 as compared to the same period in 2010, which was partially offset by a 2% decrease in the change of deferred revenue at September 30, 2011 from June 30, 2011 as compared to the change of deferred revenue at September 30, 2010 from June 30, 2010. The increase in bookings for the nine months ended September 30, 2011 is attributable to a 63% increase in gross revenue for the nine months ended September 30, 2011 as compared to the same period in 2010, and a 52% increase in deferred revenue at September 30, 2011 from December 31, 2010 as compared to the increase in deferred revenue at September 30, 2010 from December 31, 2009. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue based on proportional performance over the period the services are performed. Our number of clients grew 10% at September 30, 2011 compared to June 30, 2011, 72% compared to September 30, 2010, and 48% compared to December 31, 2010. Our number of users increased 19% at September 30, 2011 compared to June 30, 2011, 64% compared to September 30, 2010 and 45% compared to December 31, 2010, due primarily to the acquisition of new clients, although we also increased the number of users within existing clients.

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

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Cost of revenue	$5,371	$3,898	$14,903	$10,125
Gross profit	$14,648	$8,391	$35,733	$22,447
Gross margin	73%	68%	71%	69%

Cost of revenue increased $1.5 million, or 38%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase was attributable to $0.8 million in increased employee-related costs due to higher headcount, $0.2 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.2 million in increased third-party e-learning costs, $0.2 million in increased referral fees, and $0.1 million in increased amortization of capitalized software.

Our gross margin was 73% for the three months ended September 30, 2011 compared to 68% in the same period in 2010. Our gross profit increased by $6.3 million, or 75%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase in gross margin and gross profit was attributable to increased revenue and our realization of economies of scale in our consulting services and network infrastructure, as we have emphasized continuous improvement in processes for delivering client implementation and support programs.

Cost of revenue increased $4.8 million, or 47%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase was attributable to $2.2 million in increased employee-related costs due to higher headcount and $0.6 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.7 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.4 million in increased amortization of capitalized software and equipment, $0.4 million in increased third-party e-learning costs, $0.3 million in increased network hosting costs related to our data centers, and $0.2 million in increased referral fees.

Our gross margin, based on net revenue, was 71% for the nine months ended September 30, 2011 compared to 69% in the same period in 2010. Our gross profit, excluding a charge related to a common stock warrant issued to ADP in three months ended June 30, 2011 of $2.5 million, based on gross revenue, increased by 3% from 69% for the nine months ended September 30, 2010 to 72% in the same period in 2011. The increase in gross profit, excluding the common stock warrant charges as a percentage of gross revenue, was attributable to increased revenue and our realization of economies of scale in our consulting services and network infrastructure, as we have emphasized continuous improvement in processes for delivering client implementation and support programs.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Sales and marketing	$11,531	$6,955	$32,244	$19,901
Percent of net revenue	58%	57%	64%	61%

Sales and marketing expenses increased $4.6 million, or 66%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase was attributable to the expansion of our sales force and marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2011 increased 58% compared to September 30, 2010, contributing to an increase in employee-related costs of $3.4 million, consisting of increased employee compensation and benefits of $2.2 million, increased commissions of $0.9 million, and increased stock-based compensation of $0.3 million. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization of $0.6 million, and increased travel costs associated with our direct sales teams of $0.3 million.

As a percentage of net and gross revenue, sales and marketing expenses increased to 58% for the three months ended September 30, 2011 compared to 57% for the same period in 2010. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs, as they vary in scope and scale over periods.

Sales and marketing expenses increased $12.3 million, or 62%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Employee-related costs increased by $8.8 million, consisting of increased employee compensation and benefits of $6.1 million, increased commissions of

$2.1 million, and increased stock-based compensation of $0.6 million, primarily driven by increased headcount and increased sales. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $1.5 million, increased travel costs associated with our direct sales teams of $1.1 million, and increased costs associated with outsourced marketing programs and events of $0.6 million.

As a percentage of net revenue, sales and marketing expenses increased to 64% for the nine months ended September 30, 2011 compared to 61% for the same period in 2010. Sales and marketing expenses as a percentage of gross revenue was 61% for both the nine months ended September 30, 2011 and 2010. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs, as they vary in scope and scale over periods.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Research and development	$2,670	$1,403	$7,608	$3,548
Percent of net revenue	13%	11%	15%	11%

Research and development expenses increased by $1.3 million, or 90%, for the three months ended September 30, 2011 as compared to the same period in 2010. The increase was principally due to a 55% increase in research and development headcount at September 30, 2011 compared to September 30, 2010 to maintain and improve the functionality of our solution. As a result, we incurred increased employee-related costs of $0.6 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $0.5 million and increased stock-based compensation of $0.1 million. In addition, in the three months ended September 30, 2011, we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.3 million relating to overall increased expenses to support our continued growth, and increased expenses related to third-party consultants of $0.3 million.

Research and development expenses increased by $4.1 million, or 114%, for the nine months ended September 30, 2011 as compared to the same period in 2010. We incurred increased employee-related costs of $2.4 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $1.8 million and increased stock-based compensation of $0.6 million. In addition, in the nine months ended September 30, 2011, we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.8 million relating to overall increased expenses to support our continued growth, increased expenses related to third-party consultants of $0.6 million, increased expenses related to travel of $0.1 million, and increased expenses related to software programming subscriptions of $0.1 million.

As a percentage of net revenue, research and development expenses increased to 15% for the nine months ended September 30, 2011 compared to 11% in the same period in 2010. Research and development expenses as a percentage of gross revenue increased to 14% for the nine months ended September 30, 2011 compared to 11% in the same period in 2010 for the reasons described above.

We capitalize a portion of our software development costs related to the development and enhancements of our solution, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $0.9 million and $0.6 million of software development costs and amortized $0.5 million and $0.3 million in the three months ended September 30, 2011 and September 30, 2010, respectively, and capitalized $2.4 million and $1.3 million and amortized $1.3 million and $0.9 million in the nine months ended September 30, 2011 and September 30, 2010, respectively.

As we mature as a company, we expect our headcount in research and development to increase. However, we also expect the portion of employee-related costs as a percentage of total development resources that are capitalized as capitalized software costs to decrease.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
General and administrative	$3,439	$2,434	$10,577	$5,550
Percent of net revenue	17%	20%	21%	17%

General and administrative expenses increased by $1.0 million, or 41% for the three months ended September 30, 2011 as compared to the same period in 2010. The increase was driven by increased employee-related costs and increased overhead costs associated with increased headcount to support our growing business and operations as a public company. We incurred increased employee-related costs of $0.9 million, consisting of increased employee compensation and benefits of $0.5 million and increased stock-based compensation expense of $0.4 million, as a result of increased headcount and corresponding stock-based compensation awards between September 30, 2010 and September 30, 2011. In addition, in the three months ended September 30, 2011 we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.1 million, and increased travel expenses of $0.1 million. These increases were partially offset by decreased professional fees of $0.2 million for accounting, audit, and tax services. General and administrative headcount increased by 48% at September 30, 2011 as compared to September 30, 2010, primarily in our accounting and finance department to support our growth and operations as a public company.

As a percentage of revenue, general and administrative expenses decreased to 17% in the three months ended September 30, 2011 compared to 20% in the same period in 2010. This decrease was due to revenue increasing at a higher rate than increases in our general and administrative expenses.

General and administrative expenses increased by $5.0 million, or 91%, for the nine months ended September 30, 2011 as compared to the same period in 2010. The increase was driven by increased employee-related costs due to our increased headcount and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $2.8 million, consisting of increased employee compensation and benefits of $1.5 million and increased stock-based compensation expense of $1.3 million, as a result of increased headcount and corresponding stock-based compensation awards between September 30, 2010 and September 30, 2011. In addition, we had increased professional fees of $0.9 million for accounting, audit, legal, tax services and board fees as a result of transitioning into a public Company since March 2011, increased travel expenses of $0.6 million, increased general subscription fees and dues of $0.2 million, increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization of $0.2 million, and a non-cash expense of $0.2 million incurred with respect to the issuance of shares of our common stock to a non-profit organization as a charitable donation.

As a percentage of net revenue, general and administrative expenses increased to 21% in the nine months ended September 30, 2011 compared to 17% in the same period in 2010. General and administrative expenses as a percentage of gross revenue increased to 20% in the nine months ended September 30, 2011 compared to 17% in the same period in 2010 for the reasons described above.

Interest Income (Expense) and Other Income (Expense), Net

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Interest income (expense) and other income (expense), net	$(678)	$(161)	$(1,002)	$(762)

The net expense of $0.7 million for the three months ended September 30, 2011 was primarily comprised of approximately $0.6 million of foreign currency losses. The net expense of $0.2 million for the three months ended September 30, 2010 was comprised primarily of $0.3 million of interest expense partially offset by foreign currency gains of approximately $0.2 million. Foreign exchange gains and (losses) for the three months ended September 30, 2011 and 2010 of $(0.6) million and $0.2 million, respectively, related to the remeasurement of balances at September 30, 2011 and September 30, 2010, respectively, and transactions denominated in the British Pound and Euro and were principally impacted by changes in the British Pound and Euro exchange rate as compared to the Dollar. Our decreased interest expense in the 2011 period compared to 2010 period was a result of the decreased borrowings during the three months ended September 30, 2011 as compared to the same period in 2010, mainly attributed to the redemption of the senior subordinated promissory note held by Ironwood Equity Fund LP during March 2011 and the redemption of debt outstanding under our credit facilities.

The net expense of $1.0 million for the nine months ended September 30, 2011 was comprised of $0.8 million of interest expense and foreign currency losses of approximately $0.3 million. The net expense of $0.8 million for the nine months ended September 30, 2010 was primarily comprised of $0.7 million of interest expense.

Change in Fair Value of Preferred Stock Warrant Liabilities

	$(42,559)	$(42,559)	$(42,559)	$(42,559)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Change in fair value of preferred stock warrant liabilities	$—	$(19,635)	$(42,559)	$(24,007)

We valued our preferred stock warrants at the end of each fiscal period using the Black-Scholes option pricing model. During March 2011, all of our warrants to purchase preferred stock were exercised, and all outstanding shares of preferred stock, including all shares of preferred stock issued upon the exercise of the preferred stock warrants, were converted into common stock on a one-for-one basis. As a result, subsequent to the three months ended March 31, 2011, we no longer record any changes in the fair value of such liabilities in our statement of operations, and as such, did not record any changes in the fair value of such liabilities for the three months ended June 30, 2011 and September 30, 2011, respectively.

The fair value of the liabilities associated with our preferred stock warrants increased $42.6 million during the period from December 31, 2010 to the respective exercise dates of the warrants in March 2011, as compared to an increase of $24.0 million at September 30, 2010 as compared to December 31, 2009. The increase from December 31, 2010 through the respective warrant exercise dates was attributable to the increase in the fair value of all of our preferred stock warrants, driven by the increase in the value of our company as we approached our initial public offering. We recorded changes in the fair value of preferred stock warrant liabilities until each warrant’s respective exercise date.

Withdrawn Secondary Offering Expense

	$(42,559)	$(42,559)	$(42,559)	$(42,559)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Withdrawn secondary offering expense	$(555)	$—	$(555)	$—

During the three months ended September 30, 2011, we incurred legal, accounting and printing related costs of approximately $0.6 million associated with our intended secondary offering. As a result of our withdrawal from the offering, we expensed such costs.

Provision for Income Taxes

	$(42,559	$(42,559	$(42,559	$(42,559
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(dollars in thousands)
Provision for income taxes	$(52)	$(10)	$(132)	$(69)

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

At September 30, 2011, our principal sources of liquidity were $64.4 million of cash and cash equivalents, $17.0 million of available-for-sale securities with maturities of less than one year, and $15.8 million available under our credit facility with Silicon Valley Bank (“SVB Credit Facility”), which matures in August 2012. During September 2010, the amount available under the SVB Credit Facility was reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to a sales arrangement with a state agency. During May 2011, the amount available under the SVB Credit Facility was further reduced by $0.3 million due to the issuance of an irrevocable standby letter of credit in relation to our corporate credit card program. Borrowings under the SVB Credit Facility are available based on a multiple of our contracted monthly recurring revenue, as defined in the agreement governing the facility. Interest is payable monthly, and the principal is due upon maturity. The interest rate is prime plus 1.5% if the outstanding indebtedness under the facility is less than or equal to $5.0 million, and prime plus 2.5% if the outstanding indebtedness is greater than $5.0 million. The SVB Credit Facility requires immediate repayment upon an event of default, as defined in the agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the agreement.

During May 2011, we amended the SVB Credit Facility to allow for up to $3.0 million in loan advances, in addition to the amount available under the existing line of credit specifically for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime plus 1.25%, and are repayable monthly over a period of either 12 months or 36 months, depending on the items purchased. In May 2011, we borrowed approximately $0.7 million for the purchase of software and equipment. At September 30, 2011, we had $0.6 million outstanding under the SVB Credit Facility, and $15.8 million remained available for future borrowings under this facility. Our working capital at September 30, 2011, excluding current deferred revenue, was $98.3 million.

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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2011	2010
Net cash used in operating activities	$(3,040)	$(4,983)
Net cash used in investing activities	(20,144)	(2,054)
Net cash provided by financing activities	80,637	4,948

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

Cash used in operating activities of $3.0 million in the nine months ended September 30, 2011 was a result of our continued significant investments in headcount, increased expenses incurred as a result of becoming a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the nine months ended September 30, 2011, $51.7 million, or 88%, of our net loss of $58.9 million consisted of non-cash items, including a $42.6 million increase in preferred stock warrant liabilities, a $2.5 million reduction of revenue for the issuance of a common stock warrant in connection with our distributor agreement with ADP during the three months ended June 30, 2011, $3.0 million of stock-based compensation, $2.7 million of depreciation and amortization, $0.5 million of non-cash interest expense, approximately $0.3 million in foreign exchange losses, and a $0.2 million non-cash expense related to a charitable contribution of 20,000 shares of our common stock to a non-profit organization in February 2011. In addition, we incurred $0.6 million in expenses associated with our secondary offering, which we withdrew from in August 2011.

Cash used in operating activities in the nine months ended September 30, 2011 also included a $2.2 million increase in accounts receivable attributable to the result of higher billings in the third quarter of 2011 due to the seasonality of our business, as discussed above, $1.5 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, a $0.5 million increase in deferred commissions due to increased sales during the period, and a $0.3 million decrease in other liabilities. Cash used in operating activities was partially offset by a $6.1 million increase in deferred revenue due to increased billings during the nine months ended September 30, 2011, a $1.8 million increase in accrued expenses due to increased expenses associated with the growth of the company, and a $0.3 million increase in accounts payable, also attributable to increased expenses resulting from the growth of the company.

In the nine months ended September 30, 2010, $26.4 million, or 84%, of our net loss of $31.5 million consisted of non-cash expenses, including a $24.1 million increase in preferred stock warrant liabilities, $1.9 million of depreciation and amortization, and $0.4 million of stock-based compensation. Accordingly, our net loss for the period was substantially due to non-cash charges. The elements of our cash flows from operating activities during the nine months ended September 30, 2010 generally reflected significantly increased sales compared to the prior-year period and our continued significant investments in headcount and other expenses to grow our business. We used working capital in a $4.8 million increase in accounts receivable due to significantly increased sales compared to the prior-year period, as we did not incur the same degree of decreased sales in the first two quarters of 2010 compared to the fourth quarter of 2009 as we had in comparable periods of prior years, and sales in the third quarter 2010 exceeded sales in the fourth quarter of 2009. Other uses of working capital included a $0.3 million increase in deferred commissions due to the increased sales, and a $2.2 million increase in prepaid expenses and other assets, including increased third-party content fees commensurate with the increased sales. These uses of cash were offset in part by a $4.0 million increase in deferred revenue also due to the increased sales, a $1.0 million increase in accounts payable due to a higher level of expenses consistent with the overall growth of our business, a $1.8 million increase in accrued expenses reflecting the overall growth of our business, including additional vacation and bonus accruals consistent with our growth in headcount, and a $0.6 million increase in other liabilities.

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

We used $20.1 million of cash in investing activities in the nine months ended September 30, 2011, primarily due to our purchase of available-for-sale securities of $34.1 million during the second quarter of 2011, partially offset by the maturity of $17.0 million of these securities in the third quarter of 2011, $2.2 million of investments in our capitalized software and approximately $0.8 million of investments in other fixed assets. The investments in other fixed assets consisted of $1.7 million in purchases of additional equipment during the period for our expanding infrastructure and workforce that were primarily financed through $0.7 million under our SVB Credit Facility and $0.8 million in capital leases. In addition, we financed through capital leases approximately $0.4 million of previous investments in fixed assets during the nine months ended September, 2011 which were previously reflected in accounts payable at December 31, 2010.

We used $2.1 million of cash in investing activities during the nine months ended September 30, 2010, primarily due to $1.3 million of investments in our capitalized software, $0.6 million of net investments in other fixed assets and $0.1 million of investments in trademarks and a patent license.

Net Cash Provided by Financing Activities

Cash provided by financing activities of $80.6 million in the nine months ended September 30, 2011 was primarily due to $90.5 million of proceeds from our initial public offering, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities was also due to the receipt of $3.8 million in proceeds from the exercise of warrants to purchase preferred stock and common stock and stock options and borrowing of $0.7 million under our SVB Credit Facility to finance the purchase of additional equipment and software. These proceeds were partially offset by payments of $9.2 million to repay debt, payments of costs of $3.4 million related to our initial public offering, payments of $1.2 million on our capital lease obligations, and payments of costs of $0.6 million related to our withdrawn secondary offering.

The cash provided by financing activities during the nine months ended September 30, 2010 was primarily due to $17.0 million of drawdowns of long term debt from our lines of credit with Comerica and Silicon Valley Bank and $0.6 million of proceeds due to exercise of stock options, partially offset by $11.8 million of payments on our line of credit with Comerica and $0.9 million of payments on our capital lease obligations. Our line of credit with Comerica was terminated in August 2010.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our prospectus filed with the Securities and Exchange Commission on March 17, 2011 pursuant to Rule 424(b) under the Securities Act of 1933 except for the following: during the three months ended March 31, 2011, we repaid our then outstanding principal debt under our SVB Credit Facility of $5.1 million and, at the option of the noteholder, we redeemed the senior subordinated promissory note held by Ironwood Equity Fund LP at 103% of the outstanding principal amount of $4.0 million. During the nine months ended September 30, 2011, we borrowed approximately $0.7 million for the purchase of software and equipment under our SVB Credit Facility, payable through 2014. During the nine months ended September 30, 2011, we also entered into operating leases in Italy, Denmark, Sweden, France, Netherlands, Spain and the United Kingdom, requiring payments of $0.3 million and new capital lease arrangements requiring payments of interest and principal of $1.4 million through 2014.

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

During June 2011, we signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.4 million as of September 30, 2011. We expect the amount of the standby letter of credit to be reduced to approximately $0.2 million at November 30, 2011 and to be subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates in effect on September 30, 2011.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. After receiving proceeds from our initial public offering, in April and May 2011, we invested $42.4 million in money market funds backed by United States Treasury Bills with average maturities of 40 days, classified as cash equivalents, and purchased $34.1 million of United States Treasury Bills, with maturities ranging between four and eight months, classified as available-for-sale securities. During the three months ended September 30, 2011, $17.0 million of these investments matured and were invested in money market funds rather than United States Treasury Bills. These money market funds are classified as cash and cash equivalents as of September 30, 2011. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.

As discussed above, we invest in cash equivalents primarily consisting of money market funds backed by United States Treasury Bills, certificates of deposit, and marketable securities backed by United States Treasury Bills. We also invest in marketable securities consisting of United States Treasury Bills with maturities ranging from four to twelve months. At September 30, 2011, we had cash and cash equivalents of $64.4 million and marketable securities, classified as available-for-sale securities, of $17.0 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. Our investments in marketable securities consist of high-grade government securities with maturities of less than one year. Investments purchased with the remaining maturity of 90 days or less are considered to be cash equivalents. We classify all of our investments as available-for-sale. Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in a separate component of stockholder’s equity. The average maturity of our investment portfolio is approximately six months; therefore, we do not expect movement of interest rates to have a material impact on our consolidated balance sheet or statement of operations.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, New Zealand Dollars, Singapore Dollars, and Japanese Yen. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2011 would result in a foreign currency loss of approximately $1.3 million. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, India and Israel. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred losses since our inception. We experienced net losses of $10.2 million, $8.4 million, $48.4 million, $4.3 million, and $58.9 million in 2008, 2009 and 2010 and for the three and nine months ended September 30, 2011, respectively. At September 30, 2011, our accumulated deficit was $159.7 million and total stockholders’ equity was $64.9 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

The market for learning and talent management software is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do, and, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and our billing terms, our operating results would be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solution to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., Jive Software, Inc., Oracle Corporation, Saba Software, Inc., SAP AG, StepStone ASA (a subsidiary of Axel Springer AG), SuccessFactors, Inc., Plateau Systems, Ltd (a subsidiary of SuccessFactors, Inc.), SumTotal Systems, Inc., Softscape, Inc. (a subsidiary of SumTotal Systems, Inc.), and Taleo Corporation.

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

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from approximately 320 employees on December 31, 2010 to approximately 456 employees on September 30, 2011. In addition, we have established offices in the United Kingdom, France, Germany, Israel, Spain and India, and we may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

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

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2012 and in each year thereafter. Our auditors may also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.

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

During 2010, we took actions to remediate both of these significant deficiencies, including instituting more detailed recording, review and approval processes, establishing additional internal control, providing additional training and fully implementing our new financial accounting system. At December 31, 2010, we determined that the two significant deficiencies identified in 2009 had been remediated, and we did not identify any additional significant deficiencies or material weaknesses. Additionally, during the nine months ended September 30, 2011, we did not identify any significant deficiencies or material weaknesses.

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

Our systems collect, access, use and store personal and other client proprietary information. As a result, we are subject to security risks and are required to invest significant resources to prevent or correct problems caused by security breaches. If a security breach occurs, our reputation could be harmed, our business may suffer, and we could incur significant liability.

Our learning and talent management solution involves the storage and transmission of clients’ proprietary and confidential information over the Internet (including public networks), and security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of this information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. In addition, errors in the storage or transmission of such information could compromise the security of that information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and the data stored in these systems. Because there is a time lag associated with developing adequate protections against such new developments and techniques, unauthorized access or sabotage of our systems and the information processed in connection with our business may result. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any violations of privacy or information security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition, including our ability to make required reporting and disclosures as a public company. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.

Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early termination of a client agreement or a loss of clients, and adversely affect our business.

Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our learning and talent management solution through a standard web browser. Our clients depend on us for fast and reliable access to our solution. Our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our solution. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions include:

•	human error;

•	security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism, sabotage or other intentional acts of vandalism, including cyber attacks;

•	unforeseen interruption or damages experienced in moving hardware to a new location;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.

Although we generally back up our client databases hourly and store our data in more than one geographically distinct location at least weekly, our infrastructure does not currently include the real-time mirroring of data. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, client data from recent transactions may be permanently lost or otherwise compromised. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, or refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solution.

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

Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.

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

At September 30, 2011, we had $64.4 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills and certificates of deposit. At September 30, 2011, we have $17.0 million invested in short-term marketable securities with remaining maturities ranging from one to three months. In the future, we expect to continue to invest in similar instruments with maturities of up to one year. These investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues. These securities are classified as “available-for-sale” and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a component of accumulated other comprehensive income (loss), net of tax.

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

We are currently finalizing negotiations directly with the building owner for a seven year lease.

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

Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $23.50 per share and an intra-day trading low of $11.50 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

As of September 30, 2011, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 22,202,309 shares of common stock in the aggregate (including shares of common stock subject to options and warrants exercisable within 60 days of September 30, 2011), or approximately 46% of our outstanding shares. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

(a) Recent Sales of Unregistered Sales

In July 2011, we sold an aggregate of 133,000 shares of our common stock upon the exercise of an outstanding warrant at an exercise price of $0.53 per share, for an aggregate exercise price of $70,490. The issuance of the shares underlying the warrant were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.

In October 2011, we sold an aggregate of 151,667 shares of our common stock upon the exercise of outstanding warrants at an exercise price per share of $1.60, for an aggregate exercise price of $242,667. The issuance the shares underlying the warrants were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.

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

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Upon the completion of our initial public offering in March 2011, at the option of the noteholder, we were required to redeem the senior subordinated promissory note held by Ironwood Equity Fund at 103% of the outstanding principal amount. Accordingly, on March 23, 2011, we used the proceeds from the offering to pay all amounts owed under the note, including the outstanding principal of $4.0 million, a contingent interest payment of $120,000, and unpaid accrued interest of $27,500. In addition, on March 23, 2011, all outstanding borrowings of $2.6 million under our SVB Credit Facility together with unpaid accrued interest were paid with proceeds from the initial public offering. At September 30, 2011, all expenses incurred in connection with the offering have been paid.

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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President, Chief Executive Officer and Director

Date: November 14, 2011

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010

10.1A*	Description of 2011 Executive Compensation Plan.	8-K	001-35098	n/a	July 13, 2011

10.1B*	Revision to Description of 2011 Executive Compensation Plan.	8-K	001-35098	n/a	September 9, 2011

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Denotes a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.