Form 10-K
period 2011-12-31
Cornerstone OnDemand Inc
filed 2012-03-06
CIK 1401680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-35098

Cornerstone OnDemand, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-4068197
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1601 Cloverfield Blvd.

Santa Monica, California 90404

(Address of principal executive offices and zip code)

Registrant’s telephone number, including area code: (310) 752-0200

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

(NASDAQ Global Market)

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2011, the last day of registrant’s most recently completed second fiscal quarter, was $471,905,914 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market for the last business day prior to that date).

On February 28, 2012, 49,409,548 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2011.

CORNERSTONE ONDEMAND, INC.

2011 ANNUAL REPORT ON FORM 10-K

TRADEMARKS

© Copyright 2011 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solution; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solution; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing learning and talent management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering learning and talent management solutions and other business management applications; our ability to effectively integrate acquired business or technologies; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solution and alternatives to our solution, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements include statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Item 1.	Business

Overview

Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.

Cornerstone is a leading global provider of a comprehensive learning and talent management solution delivered as software-as-a-service. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. As of December 31, 2011, we had 805 clients who use our solution to empower approximately 7.5 million users across 179 countries and 31 languages.

We provide a comprehensive and integrated cloud-based solution that delivers the following benefits:

•

Comprehensive Functionality. We offer a collection of three integrated cloud-based solutions that address all stages of the employee lifecycle. These clouds include the Learning Cloud, Performance Cloud, and the Extended Enterprise Cloud.

•

Flexible and Highly Configurable. Clients can match the use of our software with their specific business processes and workflows. The flexibility of our solution allows our clients to deploy the three cloud-based solutions individually or in any combination.

•

Easy-to-Use, Personalized User Interface. Our solution employs an intuitive user interface and may be personalized for the end user, typically based on position, division, pay grade, location, manager and particular use of the solution.

•

Software-as-a-Service Model Lowers the Total Cost of Ownership and Speeds Delivery. Our solution is accessible through a standard web browser and does not require the large investments in implementation time, personnel, hardware, and consulting services that are typical of hosted or on-premise software solutions.

•

Scalable to Meet the Needs of All Organizations. We have built a highly scalable, multi-tenant, multi-user architecture that supports the complex needs of global corporations yet is capable of supporting deployments of any size. We currently support multiple client deployments of over 150,000 users, including one client with over 700,000 users.

•

Continued Innovation through Collaborative Product Development. The vast majority of our thousands of software features were designed with existing and prospective clients based on their specific functional requests.

Our clients include multi-national corporations, large domestic enterprises, mid-market companies, public sector organizations, higher education institutions, and non-profit entities, such as Advantage Sales & Marketing LLC, American International Group, Inc., Barclays Bank PLC, Carlson Restaurants Worldwide, Inc., McKesson Corporation, Microsoft Corporation, Pearson, Inc., Staples, Inc., Starwood Hotels & Resorts Worldwide, Inc., Teach for America, U.S. Department of the Treasury, and Virgin Media Limited. While most of our deployments encompass most, or even all employees at a given client, some also include the employees of the extended enterprise of that client, such as employees of the client’s customers, vendors and distributors.

We sell our solution domestically and internationally through both direct and indirect channels, including direct sales teams throughout North America and Europe and distributor relationships with payroll, consulting and human resource, or HR, services companies. We have a global distributor agreement with ADP, which allows ADP to sell our solution as ADP Talent Management.

We generally sell our solution with three-year, enterprise-wide subscription agreements based on the number of employees. Clients generally are invoiced the consulting fees and the first year of the annual subscription fees upon contract execution. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription period.

We have grown our business each of the last 10 years, and since 2002, we have averaged a 95% annual dollar retention rate, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Metrics.” Since 2001, our implied monthly recurring revenue from existing clients has been greater at the end of each year than at the beginning of the year. Our net revenue has grown to $73.0 million in 2011 from $43.7 million in 2010 and from $29.3 million in 2009. Our gross revenue was $75.5 million in 2011, before a $2.5 million reduction of revenue, compared to gross revenue of $46.6 million in 2010, before a $2.9 million reduction of revenue. These reductions in revenue were related to non-cash charges for common stock warrants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Offsets to Revenue” for additional information about common stock warrants that are accounted for as reductions of revenue.

The Market

Human capital is a major expense for all organizations. Based on the U.S. Bureau of Labor Statistics data as of December 2010, total compensation paid to the United States civilian workforce of approximately 154 million people exceeded $9.1 trillion in 2010.

Accordingly, organizations have long sought to optimize their investments in human capital. We believe that organizations face five major challenges in maximizing the productivity of their internal and external human capital:

•

Developing Talent. Effectively orienting new hires and training employees throughout their careers to achieve their full potential, which has become more difficult with the Millennial generation entering the workforce, increasingly distributed workforces and heightened compliance requirements.

•

Engaging Employees. Connecting with employees at all levels and locations of the organization to keep them motivated, which has become increasingly difficult with the rise of globalization and telecommuting.

•

Improving Business Execution. Ensuring the effective alignment of employee behavior with the organization’s objectives through goal management and employee assessment and development, as well as by linking compensation to performance.

•

Building a Leadership Pipeline. Identifying, grooming and retaining individuals for leadership positions at all levels and across all parts of the organization, which has become an acute challenge with the growing mobility and turnover of employees and the impending retirements of the Baby Boomers.

•

Integrating with the Extended Enterprise of Customers, Vendors and Distributors. Delivering training, certification programs and resources to the organization’s network of customers, vendors, distributors and other third parties that constitute the organization’s extended enterprise, which has become more difficult with the rise of outsourcing and increasing globalization.

Until the advent of software technology in the 1970’s, written tracking systems were the only solution available for managing human capital. Software-based solutions such as spreadsheet-based tracking systems, custom-built software applications, third-party human resource information systems and third-party software applications provided by on-premise software vendors gradually became available. We refer to all of these approaches as hosted or on-premise solutions.

Recently, software-as-a-service, or SaaS, vendors dedicated to providing learning and talent management software have emerged. We believe that just as organizations are increasingly choosing SaaS solutions for business applications such as sales force management, they are also increasingly adopting SaaS learning and talent management solutions.

Many of the existing solutions suffer from one or more of the following shortcomings:

•	Narrow Functionality. As they only address specific stages of the employee lifecycle, many solutions lack sufficient breadth of functionality to maximize employee productivity effectively.

•	Limited Configurability. Most solutions are rigid and limit the ability of organizations to match their diverse workflows or to adopt their desired talent management practices.

•	Difficult to Use. Inputting, updating, analyzing and sharing information is often cumbersome, resulting in low employee adoption and usage.

•

Costly to Deploy, Maintain and Upgrade. Hosted or on-premise solutions require significant expense and time to deploy as well as require ongoing costs associated with IT support, network infrastructure, maintenance and upgrades.

•

Inability to Scale. Many solutions are designed to support the needs of smaller organizations and have difficulty meeting the complex functional requirements or the sizeable infrastructure demands of larger enterprises.

Given the limitations of existing offerings, we believe there is a market opportunity for a comprehensive, integrated solution that helps organizations manage all aspects of their internal and external human capital and link talent management to their business strategy.

The Cornerstone OnDemand Answer

We deliver a comprehensive SaaS solution that consists of three integrated clouds for learning management, performance management and extended enterprise. We offer a number of cross-cloud tools for talent management analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation and delivery. We also provide consulting services for configuration, integration and training for our solution. We believe that our solution delivers the following benefits:

•

Comprehensive Functionality. Our solution provides a comprehensive approach to learning and talent management by offering three integrated clouds to address all stages of the employee lifecycle: learning management, performance management and extended enterprise. Employees use our solution throughout their careers to engage in performance processes such as goal management, performance reviews, competency assessments and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans or succession processes; and to connect with co-workers by leveraging enterprise social networking tools.

Our clients can manage processes that span different learning and talent management functions because our three clouds are tightly integrated. For example, our clients can automatically identify skill gaps as part of an employee’s performance review, assign training to address those gaps and monitor the results of that training. Also, clients can identify high potential employees for future leadership positions and place them in executive development programs.

We believe our comprehensive, integrated solution allows our clients to align their learning and talent management processes and practices with their broader strategic goals.

•

Flexible and Highly Configurable. Our solution offers substantial configurability that allows our clients to match the use of our software with most of their specific business processes and workflows. Our clients can configure our solution by business unit, division, department, region, location, job position, pay grade, cost center, or self-defined organizational unit. Our clients are able to adjust features to configure specific processes, such as performance review workflows or training approvals, to match their existing or desired practices. This high level of configurability means that custom coding projects generally are not required to meet the diverse needs of our clients.

Our clients can deploy the three clouds individually or in any combination. As a result, our clients have the flexibility to purchase solely those clouds that solve their immediate talent management needs and can incrementally deploy additional clouds in the future as their needs evolve.

•

Easy-to-Use, Personalized User Interface. Our solution employs an intuitive user interface and may be personalized for the end user, typically based on position, division, pay grade, location, manager and particular use of the solution. This ease of use limits the need for end-user training, which we believe increases user adoption rates and usage. While we typically train administrators, we have never been asked to conduct end-user training.

•

Software-as-a-Service Solution Lowers the Total Cost of Ownership and Speeds Delivery. Our solution is accessible through a standard web browser and does not require the large investments in implementation time, personnel, hardware, and consulting that are typical of hosted or on-premise solutions. With a single code base to maintain, we are able to release improved functionality on a quarterly basis. This is a more rapid pace than most hosted or on-premise solution providers can afford to deliver.

•

Scalable to Meet the Needs of Organizations. Our solution has been in use by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our solution is capable of supporting deployments of any size. Today we service 12 multi-national corporations with over 150,000 employees each. Our largest deployment is for over 700,000 users and our smallest is for 24 users.

•

Continued Innovation through Collaborative Product Development. We work collaboratively with our clients on an ongoing basis to develop almost every part of our solution. The vast majority of our thousands of software features were designed with existing and prospective clients based on their specific functional requests.

Our Strategy

Our goal is to empower people, organizations, and communities with our comprehensive learning and talent management solution. Key elements of our strategy include:

Retain and Expand Business with Existing Clients. We believe our existing installed base of clients offers a substantial opportunity for growth.

•

Focus on Client Success, Retention and Growth. We believe focusing on our clients’ success will lead to our own success. We developed a Client Success Framework that governs our operational model. Since 2002, we have averaged a 95% annual dollar retention rate. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service and support and increasing functionality.

•

Sell Additional Clouds to Existing Clients. We believe there is a significant growth opportunity in selling additional functionality to our existing clients. Many clients have added functionality subsequent to their initial deployments as they recognize the benefits of our comprehensive solution, and as a result, approximately half of our clients today utilize the equivalent of two or more clouds. Still, we believe significant upsell opportunity remains within our existing client base. Not only do we intend to sell these clients additional clouds and services, but there is also opportunity to sell many of them higher-level packages within the clouds they have already purchased.

Strengthen Current Sales Channels. We intend to increase our investments in both direct and indirect sales channels to acquire new clients.

•

Aggressively Invest in Direct Sales in North America. We believe that the market for learning and talent management is large and remains significantly underpenetrated. As a result, we plan to continue to grow both our enterprise and mid-market direct sales teams.

•

Expand and Strengthen Our Alliances. We intend to grow our distribution channels through key alliances, including resale agreements with global vendors such as Affiliated Computer Services, Inc. and SunGard Higher Education, as well as the continued expansion of our regional relationships with distributors like CDP Group, Limited (China), Ceridian Canada Ltd. (Canada), Comms Learning Limited (United Kingdom), Grupo Datamace (Brazil), Infosys Limited (India), ISQ eLearning (Portugal), Kalleo Learning (South Africa), Logica plc (Europe), Neoris de Mexico, S.A. de C.V. (Mexico), Neospheres SAS (France), QA Limited in the United Kingdom, Sage Software, Inc. (North America), T2 Optimise PTY Ltd. (Asia Pacific), Talentech (Israel) and Xchanging HR Services Limited (United Kingdom). We also plan to continue to extend our distribution through ADP by further enabling ADP’s global sales force.

•

Significantly Grow Our EMEA Operation. We believe a substantial opportunity exists to continue to grow sales of our solution internationally, particularly in Europe. We intend to grow our Europe, Middle-East and Africa, or EMEA, operations, which provide for direct sales, alliances, services and support in the region. We have grown our EMEA client base from 1 client at December 31, 2007 to 175 clients at December 31, 2011.

Target New Markets. We believe substantial demand for our solution exists in industry sectors and geographic regions that have not been areas of focus to date.

•	Public Sector. We intend to continue to grow our public sector sales operations to target federal, state, and local government opportunities, as well as higher education and K-12 institutions.

•	Small- and Medium-Sized Businesses. We are expanding our ability to service small businesses.

•	Asia Pacific. We expect to build sales and service operations in Asia Pacific that are modeled after our EMEA operations.

Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last decade a deep understanding of the learning and talent management challenges faced by our clients. We continually collaborate with our clients to build extensive functionality that addresses their specific needs and requests. We plan to continue to use our expertise in learning and talent management and client relationships to develop new applications, features and functionality which will enhance our solution and expand our addressable market.

Make Cornerstone Built to Last. Our growth strategy since inception has been deliberate, disciplined and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without undergoing layoffs or business contraction. We plan to take the same systematic approach in the future.

Acquisitions. In the future we may seek to acquire or invest in businesses, products or technologies that we believe will complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities.

We are also committed to empowering our employees and the communities around us, in part demonstrated by our creation of the Cornerstone OnDemand Foundation.

Our Solution

We offer a comprehensive learning and talent management solution that our clients use to develop, connect, evaluate and engage their employees, customers, vendors and distributors. We deliver our SaaS solution on-demand to our clients who access it over the Internet using a standard web browser. We built our solution using a single code base and a multi-tenant, multi-user architecture that we host in our data centers. Our product offering consists of a collection of three integrated clouds for learning management, performance management and extended enterprise. These clouds can be purchased individually, and additional clouds can be added easily. We also offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation.

Beginning in early 2012, our product offering is expected to include the Recruiting Cloud. The Recruiting Cloud is currently being developed internally and is aimed to support the modern ways that businesses source, recruit, hire and onboard new employees.

Our Clouds

Cornerstone Learning Cloud. Our learning management cloud helps clients deliver and manage enterprise training and development programs. It links employee development to other parts of the talent management lifecycle, including performance management and succession planning. Cornerstone Learning supports all forms of training, including instructor-led training, e-learning and virtual classroom sessions. We have made tens of thousands of online training titles from over 15 global e-learning vendors accessible through Cornerstone Learning to help clients reduce overall training expense and cost-effectively migrate to blended learning curricula of online and instructor-led training. Clients use Cornerstone Learning to:

•

manage local and global compliance programs, including the tracking of any recurring or non-recurring license, designation, certification, or other compliance-related training and continuing education requirements;

•	administer on-boarding programs and orientation for new hires;

•	access thousands of e-learning classes from our existing off-the-shelf content providers;

•	create, publish and deliver the client’s own proprietary training content with our authoring tools;

•	automate the administration of instructor-led training sessions, and launch and track virtual classrooms through integrations with third-party tools like Cisco Webex and Microsoft LiveMeeting;

•	deliver sophisticated curricula that can include multiple sequenced parts, multiple types of training and enforcement of pre-requisites and follow-up assignments;

•	report on costs, participation levels and evaluations of development programs through permission-based dashboards, standard reports and custom reports; and

•

enable enterprise social collaboration through rich user profiles as well as the ability to participate in discussions, send messages, contribute to corporate wikis, author blogs, subscribe to information feeds and download audio and videocasts.

Cornerstone Performance Cloud. Our employee performance management cloud allows clients to direct and measure performance at the individual, departmental and organizational level through ongoing competency management, organizational goal setting, performance appraisal, compensation management and development planning. Performance data can also be used by the Cornerstone Learning cloud to set training priorities and to make informed workforce planning decisions. Clients use Cornerstone Performance to:

•	cascade, track and report goals across the organization to improve business execution and proactively manage organizational objectives;

•	identify competency and skill gaps within an organization through manager and peer assessments, using either the clients’ own proprietary models or third-party competency models;

•

automate the annual and interim review process, benefit from a configurable workflow engine to design review questions and steps, automatically include the reviewee’s individual goals and competencies, provide managers with a comment assistant and calibrate review scores;

•	develop a pay-for-performance culture, aligning compensation allocation decisions with actual employee performance and goal achievement;

•	allow managers to work with employees to develop personalized development plans or dynamically create individualized development plans based on competency gaps;

•	view dashboards or generate reports and meaningful data on every phase of the performance management cycle; and

•	make informed decisions about succession planning, potential organizational changes and retention of high-potential employees at all hierarchical levels.

Cornerstone Extended Enterprise Cloud. Our extended enterprise cloud helps clients extend learning and talent management to their customers, vendors and distributors. Cornerstone Extended Enterprise enables clients to develop new profit centers, increase sales, cut support costs and boost channel productivity. Clients use Cornerstone Extended Enterprise to:

•	administer for-profit training programs to their own customers more effectively, providing them with a delivery tool, an automated registration system and e-commerce capabilities;

•	improve strategic partner enablement with better training, online best practice centers and more readily-available information on products and services;

•	increase customer engagement through social collaboration, virtual communities, educational programs and the enablement of customer-driven product innovation initiatives;

•	manage distributor certification programs; and

•	deliver training and targeted information to members of trade associations or other member-based organizations.

Cross-Cloud Tools

There are a number of capabilities of our solution that cross all three cloud-based solutions. These include:

•

Analytics, Reporting, and Dashboards. Our solution employs a proprietary reporting engine. In addition to over 110 included standard reports, our solution includes a custom reporting tool that allows clients to create highly specific reports. Our solution also includes dashboard technology to present graphical views of complex data.

•

MyTeam. MyTeam enables managers to access all employee information, development activities, compliance status, performance data, succession plans, social collaboration updates and action items for team members from a single, highly graphical view. Managers may view information for their direct reporting employees or other employees in their organization.

•

Talent Profiles. Managers can access integrated Talent Profiles to review key employee data in several locations across our solution. Talent Profiles function as employee identification cards, detailing user record information, performance ratings, succession management data, enterprise social collaboration activity and informal manager comments. These profiles are available throughout our solution where quick access to information is desired, including in performance reviews, organizational charts, succession plans, compensation plans and user record editing.

•

On-Boarding. Our on-boarding solution enables organizations to reduce time-to-productivity for new hires by integrating employees into their new environments more quickly and thoroughly. Organizations are able to assign new hire curricula and compliance training dynamically, inserting new employees into performance management processes, managing routine new hire paperwork, and engaging employees through online social collaboration communities, which can be organized by functional area or business unit.

•

E-Learning Content Aggregation. We have entered into distributor relationships with many off-the-shelf e-learning content vendors. This enables us to provide access to tens of thousands of e-learning classes for distribution across our solution. E-learning, like other forms of training, can be delivered in conjunction with development plans, competency assessments, succession planning scenarios, talent pools and career path exploration.

Packages

Each of our three integrated clouds is available in the following four packages, depending on the specific functionality required by a client (in order from least to greatest amount of functionality): Group, Professional, Enterprise, and Total. We believe these packages allow us to sell our solution in a simpler and more consistent manner, while giving us the flexibility to address the specific needs of each client.

Consulting Services

We offer comprehensive services to our clients to assist in the successful implementation of our solution and to optimize our clients’ use of our solution during the terms of their engagements. Our consulting services are offered on a time-and-material basis at a blended hourly rate for all services or at fixed fees.

With our SaaS model, we have eliminated the need for lengthy and complex technology integrations, such as customizing software code, deploying equipment or maintaining unique delivery models or hardware infrastructure for individual clients. As a result, we typically deploy our solution in significantly less time than required for similar deployments of hosted or on-premise software. Our consulting services include:

•

Implementation Services. We deploy our solution to clients through a documented process of discovery, design, and configuration. Most enterprise implementations require services for systems integration, data loading, and software configuration, as well as support with change management. For small and mid-sized clients, our solution can be implemented in a matter of weeks. For larger enterprise enterprises, implementation typically takes three to four months.

•

Integration Services. We provide a range of services and self-service tools to load data into a client’s portal and to integrate our solution with our client’s existing systems. Integration services include data feeds to and from HR information systems and enterprise resource planning systems, single sign on, historical data loads and integration of proprietary content.

•

Content Services. We offer e-learning content consulting services, including training needs analysis, content selection and curriculum design. In addition, we help clients manage their e-learning vendors, and we maintain an aggregated library of third-party online training classes in support of our clients.

•

Business Consulting Services. We provide business consulting services for existing and prospective clients, such as business process mapping, guidance on industry best practices and project management services. We expect to add additional business consulting services in the future based on client demand.

•

Educational Services. We provide product training to our clients during implementations and on an ongoing basis. We offer multiple forms of training, including custom classroom training, virtual instructor-led training, and asynchronous online training. Our training covers all aspects of administering and managing our solution. In addition, our Educational Services team offers live coaching and custom content development support for clients.

Account Services

We are dedicated to the success of our clients. We have developed a Client Success Framework which governs our operational model, the structure of our Account Services team and the types of services necessary at each stage of a client’s lifecycle.

Within this framework, we have developed the roles with primary responsibility to our clients at various levels of their organization:

•	Account Managers who interact with executive-level sponsors at a client and are focused on the overall relationship, sales to existing clients and client business concerns;

•	Client Success Managers who work directly with clients to maximize the value of their investment in our solution; and

•	Client Care Advisors who interact with client administrators and are focused on features and functions of our solution.

We believe this lifecycle-driven approach to client support and client success has contributed directly to our high client retention rate and high rankings for client satisfaction in independent research studies.

We offer support in multiple languages, at multiple levels, and through multiple channels, including global support coverage available 24 hours a day, seven days a week. We use our own enterprise social collaboration product to provide our clients and distributors with a virtual community to collaborate on product design, release management and best practices.

We monitor client satisfaction internally as part of formalized programs and at regular intervals during the client lifecycle, including during the transition from sales to implementation, at the completion of a consulting project and daily based on interactions with the Account Services team.

Our Customers

As of December 31, 2011, we had 805 clients with approximately 7.5 million registered users in 179 countries. Our clients represent a variety of different industries including business services, financial services, insurance, non-profits, retail and travel, education and publishing, healthcare, media and communications, the public sector and technology. No single customer accounted for 10% or more of our total revenues in 2011, 2010, or 2009. Some of our significant clients across a variety of different industries include:

Business Services

Advantage Sales & Marketing, LLC

ADP, Inc.

Kelly Services, Inc.

Financial Services

Barclays Bank PLC

Deustche Bank AG

Société Générale

Food & Restaurants

Anheuser-Busch Companies, Inc.

Carlson Restaurants Worldwide, Inc.

The Cheesecake Factory, Inc.

Insurance

American International Group, Inc.

Liberty Mutual Insurance Company

RSA Insurance Group plc

Non-Profits

Feeding America

KIPP Foundation

Teach for America

Retail

Staples, Inc.

True Value Company

United Supermarkets, Ltd.

Education & Publishing

Bright Horizons Family Solutions

Kaplan Higher Education Corporation

Pearson, Inc.

Healthcare

BJC HealthCare

McKesson Corporation

Sanford Health

Media & Communications

EchoStar Corporation

Turner Broadcasting System, Inc.

Virgin Media Limited

Public Sector

California Chamber of Commerce

State of Nebraska

U.S. Department of the Treasury

Technology

BMC Software, Inc.

Microsoft Corporation

Trend Micro, Inc.

Travel

Hyatt Hotels Corporation

Starwood Hotels & Resorts Worldwide, Inc.

Vail Resorts, Inc.

Technology, Operations and Development

Technology

We designed our SaaS solution since inception with an on-demand architecture which our clients access via a standard web browser. From time to time, we may maintain a marginally divergent version for a strategic client for a limited period of time, solely for our convenience. Our solution uses a single code base, with all of our clients running on the current version of our solution. Our solution has been specifically built to deliver:

•	a consistent, intuitive end-user experience to limit the need for product training and to encourage high levels of end-user adoption and engagement;

•	modularity and flexibility, by allowing our clients to activate and implement virtually any combination of the features we offer;

•	high levels of configurability to enable our clients to mimic their existing business processes, workflows, and organizational hierarchies within our solution;

•	web services to facilitate the importing and exporting of data to and from other client systems, such as enterprise resource planning and human resource information system platforms;

•	scalability to match the needs of the largest global enterprises and to meet future client growth; and

•	rigorous security standards and high levels of system performance and availability demanded by our clients.

Our solution offers a localized user interface and currency conversion capabilities. It is currently available in the following languages: English (US), English (United Kingdom), English (Australia), Spanish (Spain), Spanish (Latin America), Portuguese (Portugal), Portuguese (Brazil), French (France), French (Canada), Italian, German, Dutch, Russian, Chinese Simplified, Chinese Traditional (Hong Kong), Thai, Japanese, Turkish, Czech, Danish, Latvian, Lithuanian, Norwegian, Polish, Swedish, Korean, Greek, Bulgarian, Ukrainian, Romanian, and Bahasa.

Our solution is deployed using a multi-tenant and multi-user architecture, which provides our enterprise clients with their own instance of a database. We employ a modularized architecture to balance the load of clients on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our clients. Our existing infrastructure has been designed with sufficient capacity to meet our current and future needs.

Security is of paramount importance to us due to the sensitive nature of employee data. We designed our solution to meet rigorous industry security standards and to assure clients that their sensitive data is protected across the system. We ensure high levels of security by segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including periodic security audits and penetration tests conducted by our clients and third parties.

We are standardized on Microsoft .NET technologies and write the majority of our software in industry-standard software programming languages, such as C#. We use Web 2.0 technologies, such as AJAX, extensively to enhance the usability, performance, and overall user experience of our solution. Microsoft SQL Server is deployed for our relational database management system. Apart from these and other third-party components, our entire learning and talent management solution has been specifically built and upgraded by our in-house development team. We have not acquired or integrated any other third-party technology as the basis of any of our clouds.

Operations

We physically host our on-demand solution for our clients in two secure third-party data center facilities, one located in El Segundo, California and the other located in London, United Kingdom. Both facilities are leased from Equinix, Inc. These facilities provide both physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls.

Our infrastructure includes firewalls, switches, routers, load balancers, and IDS/IPS from Cisco Systems to provide the networking infrastructure and high levels of security for the environment. We use IBM Blade Center servers and rack-mounted servers to run our solution and Akamai Technologies’ Global Network of Edge Servers for content caching. We use storage area network (SAN) hardware from EMC and HP at our data center. These SAN systems have been architected for high performance and data-loss protection, and we believe these systems have the capacity and scalability to enable us to grow for the foreseeable future.

Research and Development

The responsibilities of our research and development organization include product management, product development, quality assurance and technology operations. Our research and development organization is located primarily in our Santa Monica, California headquarters. We also employ a small, full-time team of quality assurance analysts and engineers in our Mumbai, India office. These employees are primarily responsible for patch and regression testing. Our development methodology, in combination with our SaaS delivery model, allows us to release new and enhanced software features on a quarterly or more frequent basis. We follow a well-defined communications process to support our clients with release management. We patch our software on a bi-weekly basis. Based on feedback from our clients and prospects, we continuously develop new functionality while enhancing and maintaining our existing solution. We do not need to maintain multiple engineering teams to support different versions of the code because all of our clients are running on the current version of our solution.

Our research and development expenses were $10.1 million in 2011, $5.6 million in 2010, and $2.8 million in 2009.

Sales and Marketing

Sales

We sell our solution and services both directly through our sales force in North America and Europe, and indirectly through our domestic and international network of distributors. We currently service clients in a wide range of industries with specific focus on business services, financial services, healthcare, insurance, manufacturing, retail, and high technology. We have a number of direct sales teams organized by market segment and geography, as follows:

•

Enterprise. Our enterprise sales team focuses on the sale to large enterprises with greater than 3,000 employees. This team is composed primarily of experienced solution sales executives, with an average tenure of 17 years in sales. We intend to continue to grow this team.

•

Mid-Market. Our mid-market sales team sells to organizations with less than 3,000 employees. This team is composed primarily of experienced sales individuals, with an average tenure of 10 years in sales. We plan to grow this team with the addition of regional sales people throughout the U.S.

•	EMEA. We have both enterprise and mid-market sales professionals based in core European markets, and we intend to add additional sales personnel throughout Europe.

•	Strategic Accounts. We have a small strategic account team focused on the sale to large multi-national corporations.

•

Public Sector. Our public sector sales team targets federal, state & local government, as well as K-12 and higher education institutions. We recently formed this team, and we plan to grow it in the near term.

•	SMB. Our SMB sales team targets small businesses. We recently formed this team, and we plan to grow it in the near term.

Our direct sales team is supported by product specialists who provide technical and product expertise to facilitate the sales process. Our sales enablement professionals provide onboarding and ongoing professional development for the sales professionals to increase their effectiveness at selling in the field. We also maintain a separate team of account managers responsible for renewals and up-sales to existing clients, as described above.

Marketing

We manage demand generation programs, develop sales pipelines and enhance brand awareness through our marketing initiatives. Our marketing programs target HR executives, technology professionals and senior business leaders. Our principal marketing initiatives include:

•

Demand Generation. Our demand generation activities include lead generation through email and direct mail campaigns, participation in industry events, securing event speaking opportunities, online marketing and search marketing.

•

Client and Distributor Marketing. We market to our clients, including demand generation for additional sales opportunities, hosting of regional client user group meetings, and hosting of our annual Cornerstone Convergence global user conference. We also co-market with our strategic distributors, with programs including joint press announcements and demand generation activities.

•	Marketing Communications. We undertake product marketing, media relations, corporate communications and analyst relations activities.

•	Regional Account Development. We telemarket to, and prospect for, target accounts.

Strategic Relationships

We have entered into alliance agreements in order to expand our capabilities and geographic presence and provide our clients with access to specific types of content.

Outsourcing and Distribution Relationships

Following a highly competitive evaluation process, ADP selected us in 2009 as the provider of their learning and talent management solution. ADP resells our solution globally as ADP Talent Management through a five-year distributor agreement. We view this strategic selection by ADP as validation by one of the world’s largest HR services companies of our approach to integrated talent management.

We also have developed a network of relationships with outsourcing, distribution, and referral partners to expand our reach and provide product and services sales through indirect channels. These include resale agreements with global vendors such as Affiliated Computer Services, Inc. and SunGard Higher Education, as well as regional distributors such as CDP Group, Limited in China, Ceridian Canada Ltd. in Canada, Comms Learning Limited in the United Kingdom, Grupo Datamace in Brazil, Infosys Limited in India, ISQ eLearning in Portugal, Kalleo Learning in South Africa, Logica plc in Europe, Neoris de Mexico, S.A. de C.V. in Mexico, Neospheres SAS in France, QA Limited in the United Kingdom, Sage Software, Inc. in North America, T2 Optimise PTY Ltd. in Asia Pacific, Talentech Ltd. in Israel, and Xchanging HR Services Limited in the United Kingdom. We expect to continue to add distributors to build our sales presence in certain geographic and vertical markets.

Consulting and Services Relationships

We have entered into alliance relationships with HR consulting firms to deliver consulting services, such as implementation and content development services, to clients.

Content and Product Relationships

We have developed distributor agreements with a wide range of vendors which provide off-the-shelf e-learning content and custom learning content development services. Through this network, we are able to offer an extensive library of online training content to our clients through our solution. Our content distributors for e-learning content include industry leaders as well as regional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly in our solution.

Competition

The market for learning and talent management software specifically, and for human resource technology generally, is highly competitive, rapidly evolving and fragmented. This market is subject to changing technology, shifting client needs and frequent introductions of new products and services.

Most of our sales efforts are competitive, often involving requests for proposals, or RFPs. We compete primarily on the basis of providing a comprehensive, fully integrated solution for learning and talent management as opposed to specific service offerings.

In the learning management systems segment, our competitors include Saba Software and SumTotal Systems. Most of our competitors in this segment have multiple versions of hosted or on-premise software, whereas we offer a single version of our SaaS solution. In this segment, we compete primarily based on:

•	total cost of ownership and implementation times;

•	our comprehensive approach to client service and focus on client success;

•	the ease of use of our solution and overall user experience;

•	the breadth of our solution to meet our clients’ current and evolving needs;

•	our ability to provide scalability and flexibility for large and complex global deployments;

•	our integration with third-party e-learning providers domestically and internationally; and

•	our ability to serve the extended enterprise of our clients’ partners, distributors, contractors, alumni, members, volunteers and customers.

In the employee performance management systems segment, our competitors include Halogen Software, Peoplefluent, Lumesse and SuccessFactors, which was acquired by SAP America, Inc. in February 2012. These vendors are, like us, largely SaaS providers. We compete in this segment primarily on the basis of:

•	the criticality of learning and development to an effective performance management program, relying on our strengths in both learning and performance management;

•	the quality of our service and focus on client success;

•	the breadth and depth of our product functionality;

•	the flexibility and configurability of our software to meet the changing content and workflow requirements of our clients’ business units;

•	the level of integration, configurability, security, scalability and reliability of our solution;

•	our vision of integrated learning and talent management, combined with our ability to innovate and respond to client needs rapidly; and

•	the demonstrable benefits and positive business impact our clients have experienced.

In addition, we compete with talent management solutions like Jive Software and Taleo, which Oracle Corporation announced its intention to acquire in February 2012, that focus on specific aspects of talent management, such as social networking or applicant tracking. Most of our clients are seeking a broader talent management solution, but may combine our solution with a niche solution, such as one for applicant tracking.

We also compete with Oracle and SAP, though most of our enterprise clients have us integrate with their implementations of those enterprise resource planning, or ERP, systems. Relative to these ERP vendors, we compete on the basis of the breadth and depth of our solution in the area of learning and talent management and the ease of use of our solution. In December 2011, SAP America, Inc. acquired SuccessFactors, one of our competitors; in addition, in February 2012, Oracle Corporation announced its intention to acquire Taleo Corporation, another one of our competitors.

Many of our competitors and potential competitors have greater name recognition, longer operating histories and larger marketing budgets. For additional information, see “Risk Factors—Risks Related to Our Business and Industry—The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed” and “Risk Factors—Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.”

Government Contracts

Many of our contracts with government agencies are subject to termination at the election of the government agency. While none of our government contracts provide for renegotiation of profits at the election of the Government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments otherwise payable under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts. For additional information, see “Risk Factors—We face risks associated with our sales to governmental entities.”

The Cornerstone OnDemand Foundation

To demonstrate our commitment to empowering people and communities, we formed the Cornerstone OnDemand Foundation, or the Foundation, in 2010. The Foundation seeks to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of our learning and talent management solution and strategies.

The Foundation focuses its efforts on the areas of education, workforce development and disaster relief. We have enlisted the help of our employees, clients and distributors to support the Foundation in its efforts. The Foundation is designed to be self-sustaining over time through a variety of ongoing funding streams, such as donations, sponsorships and distribution fees. The Foundation will offer a number of programs to support the non-profit sector, including:

•

Non-Profit Program. The Foundation will offer non-profit clients our solution and services at a discount, in certain cases of up to 100%. We currently have direct agreements providing similar pricing with non-profit clients that we intend to transfer to the Foundation, including:

Education	Workforce Development	Disaster Relief
KIPP	Goodwill	Feeding America
New Leaders	United Way	Oxfam
Teach for America	Women for Women International	Save the Children

•

HR Pro Bono Corps. In our experience, non-profits often lack the capacity or HR resources to invest in the training and development of their employees and volunteers. In response, the Foundation formed an HR Pro Bono Corps in order to match non-profits in need of human capital management related to consulting with HR professionals from our global client base who are willing to consult on a voluntary basis.

•

Gift of Learning. This program will offer non-profits the unique opportunity to access online training and development at no cost. Most non-profit organizations lack the resources and the capacity to consistently and effectively invest in their people. Through the Gift of Learning, the Foundation will donate thousands of hours of e-learning content annually to non-profits domestically and abroad. Non-profit beneficiaries can choose up to five individuals in their organization, which can be employees, volunteers or clients, to access the Gift of Learning library which contains over 100 e-learning courses on a wide variety of topics including courses on leadership development, effective communication skills, project management, and desktop products.

•

Strategic Initiatives. In addition to its support of individual non-profits, the Foundation seeks to improve the sector at large by incubating and implementing strategic initiatives that address a critical market need. The Foundation is working on creating strategic initiatives around the areas of volunteer management, teacher empowerment and disaster preparedness and response. Specifically, the Foundation is working with our non-profit clients and other clients to help us develop a volunteer management solution to meet the needs of both the non-profits using volunteers and the organizations supplying them. This solution is expected to be released during the first quarter of 2012. The Foundation is also currently engaged with its K-12 partners to help us in the development of a teacher empowerment solution for identifying, engaging and empowering the current and next generation of leaders, who will be a critical force in driving education reform efforts nationwide. The disaster ready initiative is an ambitious effort which leverages the capabilities of our learning and talent management solution to create a centralized portal to provide emergency responders and volunteers with daily access to on-line content and training specific to disaster preparedness and response. As part of this initiative, the Foundation expects to contract directly with content providers to develop specific e-learning courses, as well as work with current clients who will volunteer their time to develop robust and relevant e-learning specific to this sector, thereby dramatically improving the availability and delivery of training for aid workers world-wide and addressing a significant challenge facing the humanitarian relief field.

We are currently finalizing the terms of our relationship with the Foundation.

Proprietary Rights

To safeguard our proprietary and intellectual property rights, we rely upon a combination of patent, copyright, trade secret and trademark laws in the United States and in other jurisdictions, and on contractual restrictions. Our key assets include our software code and associated proprietary and intellectual property rights, in particular the trade secrets and know-how associated with our learning and talent management solution which we developed internally over the years. We were issued a patent for our software in 2003 which expires in 2021, we own registered trademarks and we will continue to evaluate the need for additional patents and trademarks. We have confidentiality and license agreements with employees, contractors, clients, distributors and other third parties, which limit access to and use of our proprietary information and software.

Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, creation of new modules, features, and functionality, collaboration with our clients, and frequent enhancements to our solution are larger contributors to our success in the marketplace.

Despite our efforts to preserve and protect our proprietary and intellectual property rights, unauthorized third parties may attempt to copy, reverse engineer, or otherwise obtain portions of our product. Competitors may attempt to develop similar products that could compete in the same market as our products. Unauthorized disclosure of our confidential information by our employees or third parties could occur. Laws of other jurisdictions may not protect our proprietary and intellectual property rights from unauthorized use or disclosure in the same manner as the United States. The risk of unauthorized uses of our proprietary and intellectual property rights may increase as our company continues to expand outside of the United States.

Third-party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve, and overlap with other industry segments. Current and future competitors, as well as non-practicing patent holders, could claim at any time that some or all of our software infringes on patents they now hold or might obtain or be issued in the future.

Seasonality

Our sales are seasonal in nature. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, we sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years.

Business Segment and Geographical Information

We operate in a single operating segment. For geographic financial information, see Note 11 to our consolidated financial statements, which is incorporated herein by reference.

Employees

At December 31, 2011, we had 507 employees, which is a 55% increase from 327 employees at December 31, 2010. None of our employees are covered by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be good. Internally, we strive to empower our people by using our solution to on-board, develop, connect, align, assess, retain and promote our own employees.

Additional Information

Our Internet address is www.cornerstoneondemand.com. We make available through our Internet Web site our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Information about this Public Reference Room is available by calling (800) SEC-0330.

Item 1A.	Risk Factors

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Item 1. Business—Forward Looking Statements of this Annual Report on Form 10-K for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.

Risks Related to Our Business and Industry

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception. We experienced net losses of $63.9 million, $48.4 million, and $8.4 million in 2011, 2010 and 2009, respectively. At December 31, 2011, our accumulated deficit was $164.7 million and total stockholders’ equity was $62.5 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.

There are a number of other factors that may cause our financial results to fluctuate from period to period, including:

•	the extent to which new clients are attracted to our solution to satisfy their learning and talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solution and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional clouds and add or decrease the number of users;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as compared to the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	seasonal factors affecting demand for our solution or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solution;

•	our ability to manage our existing business and future growth, including in terms of additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	general economic, industry and market conditions; and

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

Our business depends substantially on clients renewing their agreements and purchasing additional clouds from us or adding additional users. Any decline in our client renewals or purchases of additional clouds or additional users would harm our future operating results.

In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional clouds or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that clients will renew subscriptions at the same or higher level of service, if at all. In the past, some of our clients have elected not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solution, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional clouds, or fail to add new users, our revenue may decline, and our operating results may be harmed.

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

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., Jive Software, Inc., Oracle Corporation, Taleo Corporation, which Oracle Corporation announced its intention to acquire in February 2012, Saba Software, Inc., SAP AG, SuccessFactors, Inc., which was acquired by SAP America, Inc. in February 2012, StepStone ASA (a subsidiary of Axel Springer AG), SumTotal Systems, Inc., and Softscape, Inc. (a subsidiary of SumTotal Systems, Inc.).

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

If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, one of our competitors; in addition, in February 2012, Oracle Corporation announced its intention to acquire Taleo Corporation, another one of our competitors. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solution and limiting the number of consultants available to implement our solution. Disruptions in our business caused by these events could reduce our revenue.

Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 327 employees on December 31, 2010 to 507 employees on December 31, 2011. In addition, we have established offices in the United Kingdom, France, Germany, Israel, Spain and India, and we may continue to expand our international operations into other countries in the future. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “—We currently have only a limited number of international offices and may expand our international operations, but we do not have substantial experience in international markets and may not achieve the results that we expect” and “—As a newly public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.”

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

We rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our solution. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our solution until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our solution could result in errors or a failure of our solution, which could harm our business. In addition, we completed the transition of our network infrastructure from a fully managed third-party hosting environment to self-managed, co-location facilities in 2011. If our co-location facilities do not scale and support our continued growth on a more cost-effective basis than a fully managed third-party environment, our business may be negatively impacted.

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

•

Government demand and payment for our solution may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our solution; and

•

Government contracts are generally subject to audits and investigations, which we have no experience with, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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

Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenue from existing clients, we will need to enhance and improve our existing solution and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to successfully develop or acquire new features or clouds or enhance our existing solution to meet client needs, our business and operating results will be adversely affected.

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

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features and clouds or enhance our existing solution, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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

We currently have foreign sales denominated in Great British Pounds, Euros, Australian Dollars, Canadian Dollars, New Zealand Dollars, Japanese Yen, and Singapore Dollars and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Canadian Dollars, Indian Rupees and Israeli New Shekels. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.

At December 31, 2011, we had $85.4 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.

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

The fair value of investments may change significantly due to events and conditions in the credit and capital markets. Any investment securities that we hold, or the issuers of such securities, could be subject to review for possible downgrade. Any downgrade in these credit ratings may result in an additional decline in the estimated fair value of our investments. Changes in the various assumptions used to value these securities and any increase in the perceived market risk associated with such investments may also result in a decline in estimated fair value.

In the event of adverse conditions in the credit and capital markets, and to the extent we make future investments, our investment portfolio may be impacted, and we could determine that some or all of our investments experienced an other-than-temporary decline in fair value, requiring impairment, which could adversely impact our financial position and operating results.

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

As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations.

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

As of December 31, 2011, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 19,640,067 shares of common stock in the aggregate (including shares of common stock subject to options and warrants exercisable within 60 days of December 31, 2011), or approximately 40% of our outstanding shares. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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

Item 1B.	Unresolved Staff Comments

Not applicable.

Item 2.	Properties

Our principal offices are located in Santa Monica, California where we occupy approximately 53,000 square feet of office space under one operating leases that expires in January 2019. We have additional established offices in London, Paris, Munich, Tel Aviv, Madrid and Mumbai to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations, including their local sales and professional services personnel.

Item 3.	Legal Proceedings

From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for Our Common Stock and Related Stockholder Matters

Our common stock has been traded on the NASDAQ Global Market under the symbol “CSOD” since March 17, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Market.

	Fiscal 2011
	High	Low
First Quarter (from March 17, 2011)	$19.07	$17.94
Second Quarter	22.74	17.39
Third Quarter	19.48	12.13
Fourth Quarter	18.75	12.44

Holders of Record

As of January 31, 2011 there were 83 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.

Dividend Policy

We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other factors our board of directors may deem relevant. Currently, our credit agreement with Silicon Valley Bank prohibits our payment of dividends.

STOCK PRICE PERFORMANCE GRAPH

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The following graph compares (i) the cumulative total stockholder return on our common stock from March 17, 2011 through December 31, 2011 with (ii) the cumulative total return of the NASDAQ Global Market Index and the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 17, 2011 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF 9 MONTH CUMULATIVE TOTAL RETURN*

*	Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

	March 17, 2011	April 30, 2011	May 31, 2011	June 30, 2011	July 31, 2011	August 31, 2011	September 30, 2011	October 31, 2011	November 30, 2011	December 31, 2011

Cornerstone OnDemand	$100.00	$100.37	$101.26	$92.55	$86.00	$81.38	$65.76	$75.56	$84.53	$95.65
NASDAQ Global Market Index	$100.00	$110.46	$108.33	$104.41	$101.38	$90.96	$81.85	$87.98	$85.44	$86.60
NASDAQ Computer & Data Processing Index	$100.00	$108.63	$105.95	$103.17	$105.61	$98.89	$94.97	$106.50	$102.84	$101.97

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.

Equity Compensation Plan Information

The information required by this item is incorporated by reference to the information disclosed under the caption “Executive Compensation and Related Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Recent Sales of Unregistered Securities

In December 2011, we issued an aggregate of 85,191 shares of our common stock upon the net exercise of outstanding warrants at an exercise price of $1.60 per share, for an aggregate exercise price of $149,333. The issuance the shares underlying the warrants were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.

Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-169621) that was declared effective by the Securities and Exchange Commission on March 16, 2011. The Registration Statement registered an aggregate of 12,075,000 shares of our common stock, including 1,575,000 shares registered for sale by certain stockholders upon the exercise of the underwriters’ over-allotment option. On March 22, 2011, 7,500,000 shares of common stock were sold on our behalf and 4,575,000 shares of common stock were sold on behalf of the selling stockholders, including 1,575,000 shares sold by the selling stockholders upon the exercise in full of the underwriters’ over-allotment option, at an initial public offering price of $13.00 per share, for aggregate proceeds of $90,538,500 to the Company and $55,228,485 to the selling stockholders, net of the underwriters’ discount. Upon the completion of the sale of the shares referenced in the preceding sentence, the offering terminated.

The underwriters of the offering were Goldman, Sachs & Co., Barclays Capital, William Blair & Company, Piper Jaffray, Pacific Crest Securities and JMP Securities. We paid to the underwriters underwriting discounts totaling approximately $7.0 million in connection with the offering. In addition, we incurred expenses of approximately $3.7 million in connection with the offering, which, when added to the underwriting discounts paid by us, amounted to total expenses of approximately $10.7 million. Thus, the net offering proceeds to us, after deducting underwriting discounts and offering expenses, were approximately $86.9 million. No offering expenses were paid directly or indirectly to any of our directors or officers (or their associates) or persons owning ten percent or more of any class of our equity securities or to any other affiliates.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b). Upon the completion of our initial public offering in March 2011, at the option of the noteholder, we were required to redeem the senior subordinated promissory note held by Ironwood Equity Fund at 103% of the outstanding principal amount. Accordingly, on March 23, 2011, we used a portion of the proceeds from the offering to pay all amounts owed under the note, including the outstanding principal of $4.0 million, a contingent interest payment of $120,000, and unpaid accrued interest of $27,500. In addition, on March 23, 2011, all outstanding borrowings of $2.6 million under our SVB Credit Facility together with unpaid accrued interest were paid with proceeds from the initial public offering. At December 31, 2011, all expenses incurred in connection with the offering had been paid.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data

The statement of operations data for the three years ended December 31, 2009, 2010 and 2011 and the balance sheet data at December 31, 2010 and 2011, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the for the two years ended December 31, 2007 and 2008 and the balance sheet data at December 31, 2007, 2008 and 2009, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.

The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 15 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Consolidated statements of operations data:
Gross revenue(1)	$75,522	$46,608	$29,322	$19,626	$10,976
Common stock warrant charge(1)	(2,500)	(2,877)	—	—	—

Net revenue	73,022	43,731	29,322	19,626	10,976
Cost of revenue	21,285	14,280	8,676	6,116	3,911

Gross profit	51,737	29,451	20,646	13,510	7,065
Operating expenses:
Sales and marketing	45,773	28,134	18,886	16,914	9,343
Research and development	10,149	5,602	2,791	2,724	1,754
General and administrative	15,122	8,555	4,329	2,564	2,653

Total operating expenses	71,044	42,291	26,006	22,202	13,750

Loss from operations(1)	(19,307)	(12,840)	(5,360)	(8,692)	(6,685)
Other income (expense):
Interest income (expense) and other income (expense), net	(1,853)	(1,320)	(813)	(639)	(144)
Change in fair value of preferred stock warrant liabilities(2)	(42,559)	(34,073)	(2,147)	(790)	1,147

Loss before provision for income taxes	(63,719)	(48,233)	(8,320)	(10,121)	(5,682)
Provision for income taxes	(181)	(137)	(72)	(62)	(20)

Net loss	$(63,900)	$(48,370)	$(8,392)	$(10,183)	$(5,702)
Excess of fair value of consideration transferred over carrying value on redemption of Series A preferred stock	—	—	—	—	(2,425)
Accretion of redeemable preferred stock	(5,208)	(8,235)	(2,072)	(337)	(211)

Net loss attributable to common stockholders	$(69,108)	$(56,605)	$(10,464)	$(10,520)	$(8,338)

Net loss per share attributable to common stockholders, basic and diluted(3)	$(1.74)	$(6.15)	$(1.24)	$(1.25)	$(0.97)

Weighted average common shares outstanding, basic and diluted	39,824	9,206	8,467	8,387	8,562

(1)	During the second quarter of 2011 and the fourth quarter of 2010, we recorded a $2.5 million and $2.9 million reduction of revenue, respectively, associated with common stock warrants. There were no such reductions of revenue in any other periods presented. We have presented gross revenue excluding non-cash common stock warrant charges because these charges do not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Offsets to Revenue” for additional information about common stock warrants that are accounted for as reductions of revenue.
(2)	During March 2011, all of our warrants to purchase shares of preferred stock were exercised, and all outstanding shares of preferred stock were converted into shares of common stock on a one-for-one basis. At that time, the preferred stock warrant liabilities were reclassified to additional paid-in capital, and as a result, we no longer record any change in the fair value of these liabilities in our statements of operations.
(3)	See Notes 2 and 3 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2011	2010	2009	2008	2007
	(in thousands)

Consolidated balance sheet data:

Cash and cash equivalents	$85,409	$7,067	$8,061	$3,290	$11,109
Property and equipment, net	3,663	3,976	2,229	1,018	758
Working capital (deficit), excluding deferred revenue	112,094	18,889	14,399	5,540	10,111
Total assets	135,362	42,894	27,017	15,934	19,247
Debt, current portion	265	14	2,014	4,300	4,650
Deferred revenue, current and non-current portion	55,880	33,818	19,507	14,361	9,131
Capital lease obligations, net of current portion	1,056	1,523	1,158	338	236
Long-term debt, net of current portion	409	8,705	4,045	2,552	2,639
Preferred stock warrant liabilities	—	39,756	5,683	2,282	1,493
Convertible preferred stock	—	42,089	33,854	23,830	23,493
Total stockholders’ equity (deficit)	62,460	(97,231)	(45,378)	(35,270)	(25,094)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth in Item 15. “Financial Statements and Supplementary Data.” The following discussion also contains forward-looking statements that involve a number of risks and uncertainties. See Part I, “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements contained below and Part I, Item 1A. “Risk Factors” for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.

Overview

We are a leading global provider of a comprehensive learning and talent management solution delivered as software-as-a-service, or SaaS. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders and enabling an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. As of December 31, 2011, we had 805 clients who use our solution to empower approximately 7.5 million users across 179 countries and 31 languages.

Our product offering consists of three integrated clouds for learning management, performance management and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our solution as well as third-party e-learning content for use with our solution.

We founded our business in 1999 to improve access to education through the distribution of online educational content to individuals, small businesses and large corporations. Our distribution model was built using Internet technologies that are now known as software-as-a-service. When the Internet “bubble” burst in 2000, we focused on corporations that needed tools to manage compliance and on-boarding of employees as well as to link learning to employee performance, leadership development and knowledge management. As a result of our work with clients to address their particular challenges, we had as early as 2001 developed the foundation for a comprehensive learning and talent management cloud-based solution that included functionality for learning management and performance management. In 2006, we added our extended enterprise functionality which helps clients extend learning and talent management to their customers, vendors and distributors.

Global 500 companies were among our first clients. In our early years, we focused primarily on building our account management and support capabilities to be able to service these large clients more effectively. Sales were initially constrained by the resistance of some large corporations to purchase SaaS solutions. By the mid-2000s, however, our market opportunity increased significantly with both the adoption of SaaS solutions generally by large enterprises and the market’s recognition of learning and talent management as a distinct industry.

In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 2007 and December 2011, our number of users increased from 859,000 to 7,512,000. In 2009, after a highly competitive process involving a number of potential providers, ADP chose to enter into a distributor agreement with us that allows ADP to sell our solution globally.

We generate most of our revenue from sales of our solution pursuant to multi-year client agreements. Our sales typically involve competitive processes, with sales cycles that generally vary in duration from two to nine months depending on the size of the potential client. We price our solution based on the number of clouds the client can access and the permitted number of users with access to each cloud. Our client agreements typically have terms of three years. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content.

We generate sales of our solution primarily through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to accelerate our investment in our direct sales and distribution activities to continue to address our market opportunity.

We target our sales and marketing efforts at large and mid-sized clients, and our solution can be used in all industry vertical segments. We also continue to market and sell to existing clients, who may renew their subscriptions, add clouds, broaden the deployment of our solution across their organizations and increase the usage of our solution over time. For 2010 and 2011, no single client or distributor accounted for more than 10% of our revenue. Our number of clients has grown from 105 at December 31, 2007 to 481 at December 31, 2010 and to 805 at December 31, 2011.

We recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as these services are performed. We generally invoice our clients the consulting fees and the first year of the annual subscription fees upon contract execution. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription period. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of client agreements related to our solution, our net revenue has grown to $73.0 million for the year ended December 31, 2011 from $43.7 million for the same period in 2010. Our gross revenue was $75.5 million and $46.6 million for the years ended December 31, 2011 and 2010, respectively, excluding a $2.5 million and $2.9 reductions of revenue in the respective period. This reduction of revenue related to a non-cash charge for a common stock warrant issued to ADP during the three months ended June 30, 2011 and December 31, 2010, respectively.

We have historically experienced seasonality in terms of when we enter into client agreements for our solution. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year and usually sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks, of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. Consistent with the increased number of new client agreements entered into during year ended December 31, 2011, and increased levels of invoicing related to these new client agreements, our deferred revenue balance increased from $33.8 million at December 31, 2010 to $55.9 million at December 31, 2011. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.

We believe the market for learning and talent management remains large and underpenetrated, providing us with significant growth opportunities. We expect businesses and other organizations to continue to increase their spending on learning and talent management solutions in order to maximize productivity of their employees, manage changing workforce demographics and ensure compliance with global regulatory requirements. Historically, many of these software solutions have been human resource applications running on hardware located on organizations’ premises. However, we believe that just as organizations have increasingly chosen SaaS solutions for business applications such as sales force management, they are also increasingly adopting SaaS learning and talent management solutions.

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

From inception through December 2010, we raised $37.0 million of equity capital. Our deliberate and disciplined capital deployment and growth strategy has enabled us to weather periods of economic down-turns and significant changes in the markets we serve without undergoing layoffs or business contraction. We plan to employ a similar approach to capital deployment and growth in the future.

Our operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Form 10-K, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solution with new clients;

•	the extent to which our existing clients renew their subscriptions for our solution and the timing of those renewals;

•	the extent to which our existing clients purchase additional clouds or add incremental users;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solution;

•	our ability to manage growth, including in terms of new clients, additional users and new geographies;

•	the timing and success of competitive solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors; and

•	general economic and market conditions.

One or more of these factors may cause our operating results to vary widely. As such, we believe that our results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.

Initial Public Offering

In March 2011, we completed our initial public offering in which we sold 7,500,000 shares of common stock at a price of $13.00 per share. Our shares are traded on the NASDAQ Global Market. We received proceeds from our initial public offering of $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million.

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

	At or For the Year Ended December 31,
	2011	2010	2009

Bookings (in thousands)	$97,584	$60,919	$34,467
Annual dollar retention rate	94.9%	95.8%	94.8%
Number of clients	805	481	280
Number of users (rounded to nearest thousand)	7,512,000	4,928,000	3,347,000

•

Bookings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track bookings, which we define as the sum of gross revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance in bookings to reflect new business activity in the period evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional clouds to existing clients, the addition of incremental users by existing clients and client renewals. We exclude non-cash reductions of revenue related to the issuance of common stock warrants because these charges do not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. Bookings are affected by our billing terms, and any changes in those billing terms may shift bookings between periods. Due to the seasonality of our sales, bookings growth is inconsistent from quarter to quarter throughout a calendar year.

•

Annual dollar retention rate. We define annual dollar retention rate as the implied monthly recurring revenue under client agreements at the end of a fiscal year, divided by the implied monthly recurring revenue, for that same client base, at the end of the prior fiscal year. This ratio does not reflect implied monthly recurring revenue for new clients added nor incremental sales to that same client base between the end of the prior fiscal year and the end of the current fiscal year. We define implied monthly recurring revenue as the total amount of minimum recurring revenue contractually committed to, under each of our client agreements over the entire term of the agreement, but excluding non-recurring support, consulting and maintenance fees, divided by the number of months in the term of the agreement. Implied monthly recurring revenue is substantially comprised of subscriptions to our solution. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

•

Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. We define clients as the number of independent entities that have entered into a contract at the end of the period.

•

Number of users. Since our clients generally pay fees based on the number of users of our solution within their organizations, we believe the total number of users is an indicator of the growth of our business. We define users as the number of users that are live and up and running on our solution at the end of the period.

Key Components of Our Results of Operations

Sources of Revenue and Revenue Recognition

Our solution is designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•

Subscriptions to Our Solution. Clients pay subscription fees for access to our comprehensive learning and talent management solution for a specified period of time, typically three years. Fees are based primarily on the number of clouds the client can access and the number of users having access to those clouds. We generally recognize revenue from subscriptions ratably over the term of the agreement.

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

Our client agreements generally include both a subscription to access our solution and related consulting services, and may also include e-learning content. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default. In connection with our global distributor agreement with ADP, to the extent that warrants were issued to ADP, we recorded reductions of revenue for the fair value of the warrants issued. Upon the completion of our initial public offering, ADP was no longer eligible to earn warrants under the warrant agreement. See Note 8 to the notes to our consolidated financial statements and Critical Accounting Policies and Estimates for additional information regarding ADP warrants.

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

Other Income (Expense)

•	Interest Income. Interest income consists of interest income and realized gains and realized losses on our cash equivalents, and investments in marketable securities.

•

Interest Expense. Interest expense consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; amortization of debt issuance costs and debt discounts.• Change in Fair Value of Preferred Stock Warrant Liabilities. Preferred warrant liabilities are the result of warrants issued in connection with our long-term debt and preferred stock financings. Changes in the fair value of our preferred stock occur in connection with changes in the overall value of our company. Prior to the completion of our initial public offering, all of our warrants to purchase preferred stock were exercised, and as a result, we will no longer record any changes in the fair value of these liabilities in our statements of operations.

•

Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss). Other non-operating expenses included expenses associated with our withdrawn secondary offering. On July 20, 2011, we filed a Registration Statement on Form S-1 in connection with a proposed secondary offering of our shares of commons stock. On August 8, 2011, pursuant to Rule 477 under the Securities Act of 1933, as amended, we requested that the Securities and Exchange Commission consent to the withdrawal of the Registration Statement. During the three months ended September 30, 2011, we incurred expenses of approximately $0.6 million in connection with the proposed secondary offering.

Provision for Income Taxes

The provision for income taxes is related to certain foreign income taxes. As we have incurred operating losses in all periods to date and recorded a full valuation allowance against our U.S. federal and state net deferred tax assets, we have not historically recorded a provision for federal and state income taxes.

Critical Accounting Policies and Estimates

Our consolidated financial statements and the related notes included elsewhere in this Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.

We believe that the following critical accounting policies involve a greater degree of judgment and complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Revenue

We recognize revenue when: (i) persuasive evidence of an arrangement for the sale of our solution or consulting services exists, (ii) our solution has been made available or delivered, or our services have been performed, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The timing and amount we recognize as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. We consider that delivery of our software has commenced once we provide the client with log-in information to access and use our solution. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the acceptance or performance criteria, as applicable. Our fees are fixed based on stated rates specified in each client agreement. We assess collectability based in part on an analysis of the creditworthiness of each client, as well as other relevant economic or financial factors. If we do not consider collection reasonably assured, we defer the revenue until the fees are actually collected. We record amounts that have been invoiced to our clients in accounts receivable and as either deferred revenue on our balance sheet or revenue on our statement of operations, depending on whether the revenue recognition criteria have been met.

The majority of our client arrangements include multiple deliverables, such as subscriptions to our software solution accompanied by consulting services. Therefore, we recognize revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13 (formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables”). As our clients do not have the right to the underlying software code of our solution, our revenue arrangements are outside the scope of software client recognition guidance.

For such arrangements, we first assess whether each deliverable has value to the client on a standalone basis. Our solution has standalone value because once we give a client access, our solution is fully functional and does not require any additional development, modification or customization. Our consulting services have standalone value because third-party service providers, distributors or our clients themselves can perform these services without our involvement. The consulting services we provide are to assist clients with the configuration and integration of our solution. The performance of these services does not require highly specialized individuals.

Based on the standalone value of our deliverables, and, since clients generally do not have a right of return with respect to the included consulting services, we allocate revenue among the separate deliverables under the relative selling price method using the selling price hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverables arrangement to be based on, in descending order of preference, (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of fair value, or TPE, or (iii) management’s best estimate of the selling price, or BESP.

We are not able to determine VSOE or TPE for our deliverables because we sell them separately and within a sufficiently narrow price range only infrequently, and because we have determined that there are no third-party offerings reasonably comparable to our solution. Accordingly, we determine the selling prices of subscriptions to our solution, consulting services and e-learning content based on BESP. In determining BESP for subscriptions to our solution, we consider the size of client arrangements, as measured by number of users; whether the sales were made by our direct sales team or distributors; and whether the sales are to a domestic or an international client. We group sales of our solution into multiple different categories based on these criteria. We then compute an average selling price for each group. This average selling price represents our BESP for that type of client arrangement. For consulting services, we analyze both bundled arrangements that include subscriptions to our solution and consulting services, as well as standalone purchases of different types of consulting services made subsequent to the original subscription. For these consulting services arrangements, we then examine the actual rate per hour we charge or, for fixed fee arrangements, the implied average rate per hour based on the fixed fee divided by the estimated hours to complete the service. The BESP is then the product of this average rate per hour and our estimate of the hours needed to complete the services. In evaluating and arriving at BESP for consulting services, we also consider the reasonableness of the implied gross margins, as indicated by our internal costs to deliver such services, as well as comparisons to rates per hour for information technology consulting services in our industry generally. For e-learning content, we estimate BESP by reviewing fees for content and content-hosting in order to establish an average annual fee per user that reflects the cost we incur to acquire the related content from third-party providers.

The determination of BESP for our deliverables as described above requires us to make significant estimates and judgments, including the comparability of different subscription arrangements and consulting services and estimates of the hours required to complete various types of services. In addition, we consider other factors including:

•

Nature of the deliverables. For example, in categorizing our subscriptions into meaningful groupings for determining BESP, we consider the number and type of clouds the client purchased. For consulting services, we consider the type of consulting service and the estimated hours required to complete the service based on our historical experience.

•

Location of our clients. Our pricing is different for domestic and international clients, and therefore in determining BESP of subscriptions to our solution, we evaluate domestic arrangements separately from international arrangements.

•

Market conditions and competitive landscape for the sale. Our pricing and discounting varies based on the economic environment and competition. We consider these factors in determining the grouping of comparable services and the periods over which we compare arrangements to compute the BESP.

•	Internal costs. Our pricing for consulting services and e-learning content considers our internal costs to provide the consulting services and the third-party purchase costs of e-learning content.

•

Size of the arrangement. Discounting generally increases as the relative size of an arrangement increases, and we take this into consideration in the grouping of our clients to determine BESP. Our discounting for multiple-deliverable arrangements varies based on the extent and type of the consulting services and content included with the subscriptions in the arrangement.

The determination of BESP is made through consultation with, and formal approval by, our senior management. We update our estimates of BESP on an ongoing basis as events and circumstances require, and we update our determination to use BESP on a semi-annual basis, including assessing whether we can determine VSOE or TPE.

After we determine the fair value of revenue allocable to each deliverable based on the relative selling price method, we recognize the revenue for each based on the type of deliverable. For subscriptions to our solution, we recognize the revenue on a straight-line basis over the term of the client agreement, which is typically three years. For consulting services, we generally recognize revenue using the proportional performance method over the period the services are performed.

In a limited number of cases, our multiple deliverables arrangements include consulting services that do not have value on a standalone basis separate from our solution, such as when the client’s intended use of our solution requires enhancements to underlying features and functionality. In these cases, we recognize revenue for the arrangement as one unit of accounting on a straight-line basis from the point at which the consulting services that do not have value on a standalone basis have been completed and accepted by the client, through the remaining term of the agreement.

For arrangements in which we resell third-party e-learning content to our clients or host client or third-party e-learning content provided by the client, we recognize revenue in accordance with accounting guidance as to when to report gross revenue as a principal and when to report net revenue as an agent. We recognize e-learning content revenue in the gross amount that we invoice our client when: (i) we are the primary obligor, (ii) we have latitude to establish the price charged and (iii) we bear the credit risk in the transaction. For arrangements involving our sale of e-learning content, we charge our clients for the content based on pay-per-use or a fixed rate for a specified number of users and recognize the gross amount invoiced as revenue as the content is delivered. For arrangements where clients purchase e-learning content directly from a third-party, or provide it themselves, and we integrate the content into our solution, we charge a hosting fee. In such cases, we recognize the amount invoiced for hosting as the content is delivered, excluding any portion we invoice that is attributable to fees the third-party charges for the content.

Offsets to Revenue

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

On November 24, 2010, we amended our warrant agreement with ADP to modify certain definitions related to future sales targets, to acknowledge that no warrants would be issued for the contract year ended June 30, 2010 and to remove the anti-dilution provisions in the warrant agreement. In connection with the amendment, we issued ADP a fully vested and non-forfeitable warrant to purchase 360,000 shares of our common stock at an exercise price of $0.01 per share, which was valued at approximately $2.9 million as of the amendment date, using the Black-Scholes option pricing model. We recorded this amount as a reduction of revenue in the fourth quarter of 2010, as the distributor agreement provides ADP with the right to distribute our services, and we estimated that ADP would purchase additional services from us. In issuing this warrant, we considered the strategic importance of our ongoing relationship with ADP and the expected timing of the completion of our initial public offering, after which ADP would no longer be eligible to earn any warrants.

At December 31, 2010, we did not record any reduction in revenue for the contract year ending June 30, 2011, as the minimum specified sales target had not been achieved to earn the applicable warrant as of December 31, 2010.

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

Accounting for Commission Payments

We defer commissions paid to our sales force because these amounts are recoverable from future revenue from the non-cancelable client agreements that gave rise to the commissions. We defer expense recognition upon payment and amortize expense to sales and marketing expenses over the term of the client agreement in proportion to the revenue that is recognized. Commissions are direct and incremental costs of our client agreements. We generally pay commissions in the periods we receive payment from the client under the associated client agreement.

Stock-based Compensation

We account for stock-based awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair values. We expect that our expense related to stock-based compensation will increase over time.

We estimate the fair value of our stock-based awards as of the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock-based awards under this model requires judgment, including estimating (i) the value per share of our common stock, (ii) volatility, (iii) the term of the awards, (iv) the dividend yield and (v) the risk-free interest rate. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.

Prior to our initial public offering, given the absence of an active market for our common stock, our board of directors was required to estimate the fair value of our common stock at the time of each grant of stock-based awards. From 2007 through our initial public offering our management regularly commissioned an independent third party valuation firm to prepare contemporaneous valuation analyses near the time of each grant to assist our board of directors in this determination.

We use the average volatility of similar publicly traded companies as an estimate for our volatility. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock-option exercises for our company, we apply a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on the United States Treasury yield curve in effect during the period the award was granted. Our estimated dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.

Once we have determined the estimated fair value of our stock-based awards, we recognize the portion of that value that corresponds to the portion of the award that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the straight-line method. We estimate forfeitures based upon our historical experience, and, for each period, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.

Information related to our stock-based compensation activity, including weighted-average grant date fair values and associated Black-Scholes option-pricing model assumptions, is as follows:

	Year ended December 31,
	2011	2010	2009
Stock options granted (in thousands)	1,674	2,365	581
Weighted-average exercise price	$13.21	$4.67	$1.26
Weighted-average grant date fair value per share of stock options granted	$7.12	$3.34	$0.73
Weighted-average Black-Scholes model assumptions:
Estimated fair value of common stock	$13.21	$5.17	$1.26
Estimated volatility	56.9%	59.3%	61.6%
Estimated dividend yield	—%	—%	—%
Expected term (years)	6.0	6.0	5.8
Risk-free rate	1.7%	2.0%	2.9%

As of December 31, 2011, we had approximately $16.7 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted average period of approximately 2.8 years. Stock-based compensation expense is expected to increase in 2012 compared to 2011 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.

Allowance for Doubtful Accounts

On a quarterly basis we evaluate the need to establish an allowance for doubtful accounts, by analyzing our clients’ creditworthiness. Our evaluation and analysis includes specific identification and review of all outstanding accounts receivable balances, review of our historical collection experience with each client, and consideration of overall economic conditions, as well as of any specific facts and circumstances that may indicate that a specific client receivable is not collectible. We make judgments as to our ability to collect outstanding receivables and establish an allowance when collection becomes doubtful. At December 31, 2011 and 2010, our allowance for doubtful accounts was $153,000 and $32,000, respectively, based on our evaluation and analysis. If our future actual collections are lower than expected, our cash flows and future results of operations could be negatively impacted.

Capitalized Software Costs

We capitalize the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of our solution, when the preliminary project stage is completed, management has decided to make the project a part of our future solution offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with, and who devote time to, internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to our solution are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of three years, commencing when the software is ready for its intended use.

Impairment of Long Lived Assets

To date, we have identified no impairments of our long-lived assets. We assess the recoverability of our long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. We assess recoverability by determining whether the carrying value of these assets can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, we recognize the impairment, measured as the amount by which the carrying value exceeds fair value, and charge it to operations in the period in which we determine there has been impairment.

Income Taxes

We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our net deferred tax assets to zero, because we have determined that it is not more likely than not that any of our net deferred tax assets will be realized. If in the future we determine that we will be able to realize any of our net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.

We have assessed our income tax positions and recorded tax benefits for all years subject to examination, based upon our evaluation of the facts, circumstances and information available at each period end. For those tax positions where we have determined there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where we have determined there is a less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in our financial statements.

Fair Value of Warrants to Purchase Preferred Stock

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

As with the ADP warrants and stock-based compensation, we estimated the fair value of our preferred stock warrants using the Black-Scholes option-pricing model, which incorporated several estimates and assumptions that were subject to significant management judgment. Changes in fair value at each period end were recorded in other income (expense) in our statement of operations until the completion of our initial public offering.

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

Investments in Marketable Securities

Our investments in available-for-sale marketable securities are recorded at fair value, with the unrealized gains and losses, if any, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When we determine that an other-than-temporary decline has occurred for debt securities that we do not then currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (ii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method, and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. During the year ended December 31, 2011, we invested in marketable debt securities, which matured during 2011. As of December 30, 2011 and 2010, we had no investments in marketable debt securities other than those classified as cash equivalents.

Recent Accounting Pronouncements

For information regarding recent accounting pronouncements, refer to Note 2 of notes to consolidated financial statements included in this Annual Report on Form 10-K.

Results of Operations

The following table sets forth our statements of operations for each of the periods indicated in dollars (in thousands) and as a percentage of revenue. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2011	2010	2009
Gross revenue(1)	$75,522	$46,608	$29,322
Common stock warrant charge(1)	(2,500)	(2,877)	—

Net revenue	73,022	43,731	29,322
Cost of revenue	21,285	14,280	8,676

Gross profit	51,737	29,451	20,646
Operating expenses:
Sales and marketing	45,773	28,134	18,886
Research and development	10,149	5,602	2,791
General and administrative	15,122	8,555	4,329

Total operating expenses	71,044	42,291	26,006

Loss from operations(1)	(19,307)	(12,840)	(5,360)
Other income (expense):
Interest income	20	3	32
Interest expense	(902)	(1,113)	(691)
Change in fair value of preferred stock warrant liabilities	(42,559)	(34,073)	(2,147)
Other, net	(971)	(210)	(154)

Other income (expense), net	(44,412)	(35,393)	(2,960)

Loss before provision for income taxes	(63,719)	(48,233)	(8,320)
Provision for income taxes	(181)	(137)	(72)

Net loss	$(63,900)	$(48,370)	$(8,392)

(1)	During the second quarter of 2011and the fourth quarter of 2010, we recorded a $2.5 million and $2.9 million, respectively, reduction of revenue associated with common stock warrants. There were no such reductions of revenue in any other periods presented. We have presented gross revenue excluding non-cash common stock warrant charges, because these charges do not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Offsets to Revenue” for additional information about common stock warrants that are accounted for as reductions of revenue.

Comparison of Years Ended December 31, 2011, 2010, and 2009

Revenue and Metrics

The following table sets forth our revenue and the following key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions as of and for the years ended December 31, 2011, 2010 and 2009:

	At or For Year Ended December 31,
	2011	2010	2009
Net revenue (in thousands)	$73,022	$43,731	$29,322
Gross revenue (in thousands)	$75,522	$46,608	$29,322
Bookings (in thousands)	$97,584	$60,919	$34,467
Annual dollar retention rate	94.9%	95.8%	94.8%
Number of clients	805	481	280
Number of users (rounded to nearest thousand)	7,512,000	4,928,000	3,347,000

Net revenues increased by $29.3 million, or 67% in 2011 as compared to 2010. Gross revenue increased $28.9 million, or 62% in 2011 as compared to 2010. See “—Critical Accounting Policies and Estimates—Fair Value of Warrants” for further discussion of common stock warrants accounted for as reductions of revenue. Net revenue for 2011 and 2010 consisted of gross revenue less a $2.5 million reduction of revenue in 2011 and a $2.9 million reduction of revenue in 2010, respectively, related to a non-cash charge for a common stock warrant issued during the second quarter of 2011 and the fourth quarter of 2010, respectively.

Gross revenue increased $28.9 million, or 62%, in 2011 as compared to the same period in 2010. Gross revenue growth in 2011 was driven by $19.3 million in additional revenue from client agreements signed prior to 2011 that were not fully reflected prior to 2011, as compared to revenue from client agreements signed prior to 2010 that were not fully reflected prior to 2010, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Gross revenue for 2011 from client agreements signed prior to 2011 was $51.3 million, compared to gross revenue for 2010 from client agreements signed prior to 2010 of $32.0 million. These increases include incremental revenue due to sales of additional clouds to those clients that existed prior to 2011 and additions of incremental users by those clients. Gross revenue growth in 2011 was also driven by $9.6 million in higher revenue for client agreements entered into during 2011 as compared to revenue in 2010. During the period from December 31, 2010 through December 31, 2011, we acquired 324 new clients, or an increase of 67%, compared to 201 new clients in 2010, or an increase of 72%.

Net revenue in the United States for 2011 and 2010 was impacted by the $2.5 million and $2.9 million, respectively, in reductions of revenue related to the common stock warrants described above. Net revenue in the United States increased by $20.8 million, or 69%, in 2011 as compared to 2010, while international net revenue, increased by $8.5 million, or 62%. Gross revenue in the United States increased by $20.4 million, or 62%, in 2011 as compared to 2010. As a percentage of total net revenue, international net revenue accounted for 30% in 2011 as compared to 31% in 2010. As a percentage of total gross revenue, international gross revenue accounted for 29% in 2011 and 2010. During the period from December 31, 2010 through December 31, 2011, we acquired 260 domestic and 64 international clients, or an increase of 70% and 58%, respectively.

Our bookings, number of clients and number of users all grew significantly. Bookings increased 60% in 2011 from 2010, due to acquisitions of new clients and, to a much lesser extent, sales of additional functionality to existing clients, additions of incremental users by existing clients and client renewals. The growth rates for revenue and bookings are not correlated with each other in a given year due to the seasonality of our client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue based on proportional performance over the period the services are performed. In 2011, our annual dollar retention rate of 94.9% largely consistent with our 2010 and 2009 annual dollar retention rates of 95.8% and 94.8%, respectively, as a result of increased client renewals. The number of our clients grew 67% in 2011 from 2010. The number of users increased by approximately 2.6 million in 2011, or 52%, due to the acquisitions of new clients and our increased penetration within existing clients.

Net revenue increased $14.4 million, or 49% in 2010 from 2009. Gross revenue increased $17.3 million, or 59% in 2010 as compared to 2009. Net revenue for 2010 consisted of gross revenue less a $2.9 million reduction of revenue in 2010 related to a non-cash charge for a common stock warrant issued during the fourth quarter of 2010. There were no such reductions of revenue in 2009. See “—Critical Accounting Policies and Estimates—Offsets to Revenue” for further discussion of common stock warrants accounted for as reductions of revenue. Net revenue growth in 2010 was driven by $13.2 million in higher revenue from client agreements signed in 2009 that was not fully reflected in 2009, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Net revenue in 2010 from client agreements signed prior to 2010 was $32.0 million as compared to net revenue of $18.8 million in 2009 from client agreements signed prior to 2009. In addition, net revenue growth in 2010 resulted from the acquisition of 201 new clients, sales of additional clouds to existing clients, additions of incremental users by existing clients and client renewals.

Net revenue in the United States for 2010 was impacted by the $2.9 million in a reduction of revenue related to the common stock warrant described above. Net revenue in the United States increased by $7.7 million, or 35%, in 2010 as compared to 2009, while international net revenue, mainly in Europe, increased by $6.7 million, or 96%. As a percentage of total net revenue, international net revenue accounted for 31% in 2010 compared to 24% in 2009. As a percentage of total gross revenue, international gross revenue accounted for 29% in 2010 compared to 24% in 2009. During the period from December 31, 2009 through December 31, 2010, we acquired 170 domestic and 31 international clients, or an increase of 69% and 91%, respectively.

Our bookings, number of clients and number of users all grew significantly in 2010 as compared to 2009. Bookings increased 77% in 2010, due to acquisitions of new clients and, to a much lesser extent, sales of additional clouds to existing clients, additions of incremental users by existing clients and client renewals. The growth rates for revenue and bookings are not correlated with each other as described above. In 2010, our annual dollar retention rate improved by one percentage point to 95.8% as a result of increased client renewals as well as our existing clients purchasing additional functionality and adding incremental users. The number of our clients grew 72%. The number of users increased by approximately 1.6 million, or 47%, due to the acquisitions of new clients and our increased penetration within existing clients.

Cost of Revenue and Gross Margin

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Cost of revenue	$21,285	$14,280	$8,676
Gross profit	$51,737	$29,451	$20,646
Gross margin	71%	67%	70%

Cost of revenue increased $7.0 million, or 49%, in 2011 as compared to 2010, attributable to $3.4 million in increased employee-related costs due to higher headcount, $0.9 million in increased employee-related allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs resulting from our increased headcount in order to support our continued growth, $0.7 million in increased costs related to outsourced consulting services, and $0.5 million in increased network infrastructure costs, in each case to service our existing clients as well as in anticipation of future growth. The increase was also attributable to $0.5 million in increased amortization of capitalized software, $0.5 million in increased referral fees, and $0.5 million in increased third-party e-learning costs.

Our gross margin, based on net revenue, was 71% for 2011 as compared to 67% in 2010. Our gross profit increased by $22.3 million, or 76% in 2011 as compared to 2010. The increase in gross margin and gross profit was attributable to increased revenue and our realization of economies of scale in our consulting services and network infrastructure, as we have emphasized continuous improvement in processing for the delivery of client implementation and support programs. Our gross margin, excluding a charge related to a common stock warrant issued to ADP in the three months ended June 30, 2011 of $2.5 million and in the three months ended December 30, 2010 of $2.9 million, increased by 3% to 72% in 2011 from 69% in 2010. Our gross profit, excluding the charges related to the common stock warrants issued in each respective period, increased by $21.9 million, or 68%, to $54.2 million from $32.3 million in 2010. The increase in gross profit, excluding the common stock warrant charges as a percentage of gross revenue, was for the same reasons as described above.

Cost of revenue increased $5.6 million, or 65% in 2010 as compared to 2009, attributable to $2.1 million in increased employee-related costs due to higher headcount and $1.2 million in increased costs related to outsourced consulting services, in each case to service our existing clients as well as in supporting our continued growth. The increase was also attributable to $0.7 million in increased network infrastructure costs mainly resulting from our investments in 2010 to enhance our network infrastructure. We completed our transition from a fully managed third-party hosting environment to self-managed co-location facilities during the fourth quarter of 2010. We also incurred $0.7 million in increased depreciation expenses, $0.5 million in increased third-party e-learning costs, $0.4 million in increased amortization of capitalized software, and $0.4 million in increased employee-related allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs resulting from our increased headcount in order to support our continued growth. These increases in our cost of revenue were partially offset by a $0.2 million decrease in referral fees and $0.2 million in decreased amortization of license fees we pay to third-parties to use their technology.

Our gross margin, as a percentage of net revenue, decreased to 67% in 2010 from 70% in 2009. Our gross profit as a percentage of gross revenue decreased one percentage point to 69% in 2010 from 70% in 2009, reflecting our significant investments in additional headcount and infrastructure.

Sales and Marketing

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Sales and marketing	$45,773	$28,134	$18,886
Percent of net revenue	63%	64%	64%

Sales and marketing expenses increased $17.6 million, or 63%, in 2011 as compared to 2010. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets and increases in marketing programs. Total headcount in sales and marketing increased 63% in December 31, 2011 from December 31, 2010 with the number of employees on our direct sales teams increasing by 60%, contributing to an increase in employee-related costs of $12.4 million (consisting of increased employee compensation of $8.7 million, increased commissions of $2.9 million, and increased stock-based compensation of $0.8 million). In addition, we incurred increased allocated overhead such as rent, IT costs, and depreciation and amortization of $1.9 million, increased travel costs associated with our direct sales teams of $1.6 million, and increased costs associated with marketing programs of $1.0 million.

Notwithstanding these investments in anticipation of future growth, sales and marketing expenses as a percentage of net revenue decreased by one percentage point to 63% in 2011 from 64% in 2010. Sales and marketing expenses as a percentage of gross revenue increased by one percentage point to 61% in 2011 from 60% in 2010. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs as they vary in scope and scale over periods.

Sales and marketing expenses increased $9.2 million, or 49%, in 2010 as compared to 2009. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets and increases in marketing programs. Total headcount in sales and marketing increased 46% in December 31, 2010 from December 31, 2009, with the number of employees on our direct sales teams increasing by 48%, contributing to an increase in employee-related costs of $6.3 million, consisting of increased employee compensation and benefits of $4.5 million, increased commissions of $1.7 million, and increased stock-based compensation of $0.1 million. In addition, we incurred increased travel costs associated with our direct sales teams of $1.0 million, increased costs associated with outsourced marketing programs and events of $0.9 million, and increased allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.9 million.

As a percentage of net revenue, sales and marketing expenses remained at 64% in 2010 and 2009, respectively. Sales and marketing expenses as a percentage of gross revenue decreased to 60% in 2010 from 64% in 2009.

Research and Development

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
Research and development	$10,149	$5,602	$2,791
Percent of net revenue	14%	13%	10%

Research and development expenses increased $4.5 million or 81%, in 2011 as compared to 2010. The increase was attributable to added headcount to maintain and improve the functionality of our solution. We incurred increased employee-related costs of $2.5 million arising primarily from increased headcount, consisting of increased employee compensation of $1.9 million and increased stock-based compensation of $0.6 million. In addition, in 2011, we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.9 million relating to overall increased expenses to support our continued growth, increased expenses related to third-party consultants of $0.8 million, increased expenses related to travel of $0.1 million, and increased expenses related to software programming subscriptions of $0.1 million.

As a percentage of net revenue, research and development expenses increased to 14% in 2011 from 13% in 2010. Research and development expenses as a percentage of gross revenue increased to 13% compared to 12% in 2010 for the reasons described above.

Research and development expenses increased by $2.8 million, or 101%, in 2010 as compared to 2009. The increase was principally due to added headcount to maintain and improve the functionality of our solution. We incurred increased employee-related costs of $2.3 million arising from increased headcount, consisting of increased employee compensation and benefits of $2.2 million and increased stock-based compensation of $0.1 million. In addition, in 2010 we incurred increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization, of $0.4 million, relating to overall increased expenses to support our continued growth and increased expense of $0.1 million related to software programming subscriptions.

As a percentage of net revenue, research and development expenses increased to 13% in 2010 from 10% in 2009. Research and development expenses as a percentage of gross revenue increased to 12% in 2010 from 10% in 2009 for the reasons described above.

Headcount increased by 42% in 2011 from 2010 and by 67% in 2010 from 2009.

We capitalize a portion of our software development costs related to the development and enhancements of our solution, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $3.3 million, $1.9 million and $1.5 million of software development costs and amortized $1.9 million, $1.2 million and $0.9 million in 2011, 2010 and 2009, respectively. We believe that our research and development activities continue to be efficient, because we benefit from maintaining a single code base of our solution.

General and Administrative

	Year ended December 31,
	2011	2010	2009
	(dollars in thousands)
General and administrative	$15,122	$8,555	$4,329
Percent of net revenue	21%	20%	15%

General and administrative expenses increased $6.6 million, or 77%, in 2011 as compared to 2010. The increase was driven by increased employee-related costs and increased overhead costs associated with increased headcount and professional fees to support our growing business, operations as a public company and our expansion into new geographic regions. We incurred increased employee-related costs of $3.8 million, consisting of increased employee compensation and benefits of $2.1 million and increased stock-based compensation expense of $1.7 million, as a result of increased headcount and corresponding stock-based compensation awards as of December 31, 2011 as compared to 2010. In addition, in 2011, we incurred increased professional fees of $1.0 million for accounting, audit, legal and tax services, increased travel expenses of $0.8 million, and increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.3 million. General and administrative headcount increased by 27% at December 31, 2011 as compared to December 31, 2010, primarily in our accounting and finance department to support our growth and operations as a public company.

As a percentage of net revenue, general and administrative expenses increased to 21% in 2011 from 20% in 2010. General and administrative expenses as a percentage of gross revenue increased to 20% in 2011 from 18% in 2010 for the reasons described above.

General and administrative expenses increased $4.2 million, or 98%, in 2010 from 2009. The increase was driven by increased employee-related costs and professional fees to support our growing business and our transition from a private company to a public company. We incurred increased employee-related costs of $1.5 million, consisting of increased employee compensation and benefits of $1.2 million and increased stock-based compensation expense of $0.3 million, as a result of increased headcount and corresponding stock-based compensation awards in 2010. In addition, we had increased professional fees of $1.4 million for accounting, audit, legal and tax services, increased travel expenses of $0.4 million, increased allocated overhead of $0.6 million, such as rent, IT costs, and depreciation and amortization, and increased recruiting fees of $0.2 million. General and administrative headcount increased 86% from December 31, 2009 to December 31, 2010, primarily in our accounting and finance department to support our growth and to prepare to transition from a private company to a public company.

As a percentage of net revenue, general and administrative expenses increased to 20% in 2010 from 15% in 2009. General and administrative expenses as a percentage of gross revenue increased to 18% in 2010 from 15% in 2009 for the reasons described above.

Other Income (Expense)

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Interest income	$20	$3	$32
Interest expense	(902)	(1,113)	(691)
Change in fair value of preferred stock warrant liabilities	(42,559)	(34,073)	(2,147)
Other, net	(971)	(210)	(154)

Other income (expense), net	$(44,412)	$(35,393)	$(2,960)

The decrease in interest expense of $0.2 million in 2011 as compared to 2010 was attributable to lower interest expense as a result of decreased borrowings under our credit facilities throughout 2011 as compared to 2010. The increase in interest expense of $0.4 million in 2010 as compared to 2009 was as a result of increased borrowings under our credit facilities throughout 2010 and increased interest expense of $0.1 million associated with our increased capital lease obligations resulting from the addition of assets to support our growth.

We valued our preferred stock warrants at the end of each fiscal period using the Black-Scholes option pricing model. During March 2011, all of our warrants to purchase preferred stock were exercised, and all outstanding shares of preferred stock, including all shares of preferred stock issued upon the exercise of the preferred stock warrants, were converted into common stock on a one-for-one basis. We recorded changes in the fair value of preferred stock warrant liabilities until each warrant’s respective exercise date. The fair value of the liabilities associated with our preferred stock warrants increased $42.6 million during the period from December 31, 2010 to the respective exercise dates of the warrants in March 2011, as compared to an increase of $34.1 million at December 31, 2010 as compared to December 31, 2009 and $2.1 million at December 31, 2009 compared to December 31, 2008. The increase in each respective period was attributable to the increase in the fair value of all of our preferred stock warrants, driven by the significant increase in the value of our company.

Other, net in 2011 was primarily comprised of $0.6 million in expenses associated with our withdrawn secondary offering and $0.5 million in net foreign exchange losses. Other, net in 2010, was primarily comprised of net foreign exchange losses. Our increased foreign exchange losses of $0.3 million in 2011 as compared to 2010, related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar. The increase in other, net in 2010 as compared to 2009 was primarily due to increased foreign exchange losses of $0.1 million related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar in 2010 as compared to 2009.

Provision for Income Taxes

	Year ended December 31,
	2011	2010	2009
	(in thousands)
Provision for income taxes	$(181)	$(137)	$(72)

We have incurred operating losses in all periods to date and have recorded a full valuation allowance against our net deferred tax assets and therefore have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources

To date, our operations and growth have been financed primarily through the sale of equity securities, including net cash proceeds from our initial public offering of common stock in March 2011, in which we raised approximately $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million.

At December 31, 2011, our principal sources of liquidity were $85.4 million of cash and cash equivalents and $15.7 million available under our credit facility with Silicon Valley Bank (“SVB Credit Facility”), which matures in August 2012. Borrowings under the SVB Credit Facility are available based on a multiple of our contracted monthly recurring revenue, as defined in the agreement governing the facility, and are reduced by the issuance of irrevocable standby letters of credit. Interest is payable monthly, and the principal is due upon maturity. The interest rate is prime plus 1.5% if the outstanding indebtedness under the facility is less than or equal to $5.0 million, and prime plus 2.5% if the outstanding indebtedness is greater than $5.0 million. The SVB Credit Facility requires immediate repayment upon an event of default, as defined in the agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the agreement.

During May 2011, we amended the SVB Credit Facility to allow for up to $3.0 million in loan advances, in addition to the amount available under the existing line of credit specifically for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime plus 1.25%, and are repayable monthly over a period of either 12 months or 36 months, depending on the items purchased. Any borrowings for the purchase of software and equipment under the SVB Credit Facility survive the original maturity of the SVB Credit Facility of August 2012 and any additional borrowings will be payable in accordance with the repayment schedule of the individual loan advances. In May 2011, we borrowed approximately $0.7 million for the purchase of software and equipment, payable monthly through May 2014. At December 31, 2011, we had $0.5 million outstanding under the SVB Credit Facility.

The SVB Credit Facility expires in August 2012 although the borrowings under the software and equipment loan extend through 2014. We are currently evaluating an extension of the SVB Credit Facility. To the extent that we do not extend or renew our SVB Credit Facility, or replace it with a new facility that does not back the standby letters of credit currently outstanding, we will be required to post collateral in the form of restricted cash equal to 110% of the outstanding value of the standby letters of credit. Letters of credit outstanding at December 31, 2011 totaled $1.6 million.

Our working capital at December 31, 2011, excluding current deferred revenue, was $112.1 million.

Our cash flows from operating activities have historically been significantly impacted by the contractual payment terms and patterns of client agreements, as well as our investments in sales and marketing and research and development to drive our business growth.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, existing cash and cash equivalents will provide adequate funds for our ongoing operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. If we make acquisitions of complementary businesses, services or technologies, we could be required to seek additional equity financing or utilize our cash resources.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds from our initial public offering for such additional expansion and expenditures.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net cash provided by (used in) operating activities	$1,832	$166	$(1,633)
Net cash used in investing activities	(3,885)	(2,898)	(1,599)
Net cash provided by (used in) financing activities	80,639	1,738	8,003

Net Cash Provided by Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in recent periods has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of our invoicing of, and our receipt of payments from, our clients. We have generally experienced increased invoicing in the third and fourth quarters of each year due to higher acquisitions of new clients, the timing of annual billings for existing clients and increased client renewals during these quarters. As a result, we have also experienced increased levels of client payments during the fourth and first quarters of each year, related to client receipts from third and fourth quarter invoices. Conversely, we experience relatively lower levels of billings in the first and second quarter of each year, and thus client receipts in the second and third quarters are usually lower relative to the other quarters. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities of $1.8 million during 2011 was a result of significant increased sales due to the growth of our business although we have continued to make significant investments in headcount, increased expenses incurred as a result of becoming a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. During 2011, $54.5 million, or 85%, of our net loss of $63.9 million consisted of non-cash items, including a $42.6 million increase in preferred stock warrant liabilities, $4.5 million of stock-based compensation, $3.7 million of depreciation and amortization, a $2.5 million reduction of revenue for the issuance of a common stock warrant in connection with our distributor agreement with ADP, $0.6 million of non-cash interest expense, approximately $0.5 million in foreign exchange losses, and a $0.2 million non-cash expense related to a charitable contribution of 20,000 shares of our common stock to a non-profit organization in February 2011. In addition to these non-cash items, we incurred $0.6 million in expenses associated with our secondary offering that we withdrew from in August 2011, which expenses we presented as part of cash flows from financing activities.

Cash provided by operating activities during 2011 also included a $22.2 million increase in deferred revenue due to increased billings during 2011, a $3.3 million increase in accrued expenses and a $0.9 million increase in accounts payable, both attributable to increased expenses associated with the growth of the company, and an increase of $0.7 million in other liabilities. Cash provided by operating activities was partially offset by cash used in operating activities resulting from a $13.3 million increase in accounts receivable attributable to higher billings in the fourth quarter of 2011 due to the growth in our client base, a $1.8 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, and a $1.3 million increase in deferred commissions due to increased sales during the period.

Cash provided by operating activities during 2010 of $0.2 million was a result of significant increased sales due to the growth in our business. In 2010, $40.9 million, or 85%, of our net loss of $48.4 million consisted of non-cash items, including a $34.1 million increase in preferred stock warrant liabilities, a $2.9 million reduction of revenue for the issuance of a common stock warrant in conjunction with our distributor agreement with ADP, $2.6 million of depreciation and amortization, $0.9 million of stock-based compensation, and $0.3 million of non-cash interest expense. The other elements of our cash flows from operating activities during 2010 generally reflected significantly increased sales compared to the prior-year and our continued significant investments in headcount and other expenses to grow our business. We used working capital in a $8.8 million increase in accounts receivable due to significantly increased sales compared to the prior-year. Other uses of working capital included a $0.9 million increase in deferred commissions due to the increased sales, and a $1.0 million increase in prepaid expenses and other assets, including increased third-party content fees commensurate with the increased sales. These uses of cash were partially offset by a $14.3 million increase in deferred revenue also due to the increased sales, a $2.2 million increase in accounts payable due to a higher level of expenses consistent with the overall growth of our business, a $1.1 million increase in accrued expenses reflecting the overall growth of our business, including additional vacation and bonus accruals consistent with our growth in headcount, and a $0.7 million increase in other liabilities.

Our use of cash in operating activities in the year ended December 31, 2009 was primarily due to our net loss of $8.4 million, as we focused on making additional investments in headcount and infrastructure to service existing growth and in anticipation of future growth, adjusted for $3.9 million in non-cash expenses that included a $2.1 million increase in preferred stock warrant liabilities, $1.2 million of depreciation and amortization, $0.3 million in stock-based compensation, and $0.2 million of non-cash interest expense. Working capital uses of cash included a $3.3 million increase in accounts receivable due to higher sales activity compared to the prior year, a $0.9 million increase in deferred commissions also due to higher sales activity, and a $0.2 million increase in prepaid expense and other assets, including increased third-party content inventory and software licenses. These uses of cash were offset in part by a $5.1 million increase in deferred revenue, due to higher sales activity, a $1.7 million increase in accrued expenses due to increased accrued patent license fees, accrued international and sales taxes, and additional vacation, bonus and commission accruals consistent with our growth in headcount, and a $0.5 million increase in accounts payable due to a higher level of expenses consistent with the overall growth of our business.

Net Cash Used in Investing Activities

Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.

We used $3.9 million of cash in investing activities in 2011, primarily due to $3.0 million of investments in our capitalized software and approximately $0.8 million of net investments in other fixed assets. The investments in other fixed assets consisted of $1.5 million in purchases of additional equipment during the period for our expanding infrastructure and workforce that were primarily financed through $1.1 million in capital leases and other financing arrangements and through $0.7 million under our SVB Credit Facility. In addition, we financed through capital leases approximately $0.4 million of previous investments in fixed assets during 2011 which were previously reflected in accounts payable at December 31, 2010.

We used $2.9 million of cash in investing activities in the year ended December 31, 2010, primarily due to $1.9 million of investments in our capitalized software and $0.8 million of net investments in other fixed assets. The investments in other fixed assets consisted of $3.1 million in purchases of additional equipment for our expanding infrastructure and workforce, which were primarily financed through $2.3 million in capital lease financing. In addition, we used $0.2 million of cash for investments in trademarks and a patent license.

We used $1.6 million of cash in investing activities in the year ended December 31, 2009, primarily due to $1.5 million of investments in capitalized software and $0.1 million of net investments in other fixed assets. The investments in other fixed assets consisted of $1.6 million in purchases of additional equipment for our expanding infrastructure and work force, which were primarily financed through $1.5 million in capital lease financing.

Net Cash Provided by Financing Activities

The cash provided by financing activities of $80.6 million in the year ended December 31, 2011 was primarily due to $90.5 million of proceeds from our initial public offering, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities was also due to the receipt of $4.7 million in proceeds from the exercise of warrants to purchase preferred stock and common stock and stock options and borrowings of $0.7 million under our SVB Credit Facility to finance the purchase of additional equipment and software. These proceeds were partially offset by payments of $9.2 million to repay the then outstanding debt, payments of costs of $3.4 million related to our initial public offering, payments of $2.0 million on our capital lease obligations and other financing arrangements, and payments of costs of $0.6 million related to our withdrawn secondary offering.

The cash provided by financing activities in the year ended December 31, 2010 of $1.7 million was primarily due to $20.7 million of borrowings on our lines of credit with Comerica and Silicon Valley Bank and $0.9 million of proceeds due to exercise of stock options, partially offset by $11.8 million of payments on our Comerica credit facility, $6.6 million of payments on our SVB Credit Facility, $1.3 million of payments on our capital lease obligations, and $0.3 million of paid legal and accounting costs related to our initial public offering.

The cash provided by financing activities in the year ended December 31, 2009 of $8.0 million was primarily due to approximately $8.7 million of proceeds from our Series E convertible preferred stock financing and $4.0 million borrowed under a senior subordinated promissory note agreement, partially offset by $2.3 million of payments on our line of credit, $2.0 million of payments on our term loan and $0.3 million in payments on our capital lease obligations.

Contractual Obligations

Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations at December 31, 2011 (in thousands):

		Year Ending December 31,
	Total	2012	2013	2014	2015	2016	Thereafter
Long-term debt obligations	$721	$293	$283	$145	$—	$—	$—
Capital lease obligations	2,861	1,751	736	350	20	4	—
Operating lease obligations	17,653	1,611	2,383	2,280	2,575	2,767	6,037
Other contractual obligations	675	475	200	—	—	—	—

At December 31, 2011, liabilities for unrecognized tax benefits of $0.3 million which are attributable to foreign income taxes and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.

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

During June 2011, we signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.3 million as of December 31, 2011. The standby letter of credit was reduced to approximately $0.2 million at November 30, 2011 and we expect the amount to be subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates in effect on December 31, 2011. As a result, at December 31, 2011, we had restricted cash of $0.1 million and $0.1 million in current and non-current other assets, respectively.

During December 2011, we signed a standby letter of credit in relation to our building lease for our office space in Santa Monica, California in the amount of $1.0 million. As a result, our SVB Credit Facility was reduced by $1.0 million.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has historically been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. After receiving proceeds from our initial public offering, in April and May 2011, we invested $42.4 million in money market funds backed by United States Treasury Bills with average maturities of 40 days, classified as cash equivalents, and purchased $34.1 million of United States Treasury Bills, with maturities ranging between four and eight months, classified as available-for-sale securities. During the year ended December 31, 2011, all of these investments matured and were invested in money market funds rather than United States Treasury Bills. These money market funds are classified as cash and cash equivalents as of December 31, 2011. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.

Interest Rate Risk

We are exposed to market risk related to changes in interest rates.

As discussed above, we invest in cash equivalents primarily consisting of money market funds backed by United States Treasury Bills, certificates of deposit, and marketable securities backed by United States Treasury Bills. At December 31, 2011, we had cash and cash equivalents of $85.4 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments. At December 31, 2011, all amounts previously invested in 2011 had matured during 2011.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Great British Pound and Euro. To a lesser extent, we also have revenue denominated in Australian Dollars, Canadian Dollars, New Zealand Dollars, Japanese Yen, and Singapore Dollars. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2011 would result in a foreign currency loss of approximately $1.0 million. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, India and Israel. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we are considering doing so in the future.

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

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of Cornerstone OnDemand, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Cornerstone OnDemand, Inc. and its subsidiaries (the “Company”) at December 31, 2011 and 2010 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Los Angeles, California

March 6, 2012

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31, 2011	December 31, 2010
Assets
Cash and cash equivalents	$85,409	$7,067
Accounts receivable, net	34,110	20,876
Deferred commissions	3,537	2,330
Prepaid expenses and other current assets	3,789	1,869

Total current assets	126,845	32,142
Capitalized software development costs, net	4,106	2,662
Property and equipment, net	3,663	3,976
Deferred offering costs	—	2,888
Other assets, net	748	1,226

Total Assets	$135,362	$42,894

Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Accounts payable	$3,834	$4,554
Accrued expenses	8,039	6,556
Deferred revenue, current portion	52,338	32,745
Capital lease obligations, current portion	1,617	1,369
Debt, current portion	265	14
Other liabilities	996	760

Total current liabilities	67,089	45,998
Other liabilities, non-current	806	981
Deferred revenue, net of current portion	3,542	1,073
Capital lease obligations, net of current portion	1,056	1,523
Long-term debt, net of current portion	409	8,705
Preferred stock warrant liabilities	—	39,756

Total liabilities	72,902	98,036
Commitments and contingencies (Note 13)

Series A convertible preferred stock, $0.0001 par value, 0 and 3,224 shares authorized, issued and outstanding at December 31, 2011 and 2010	—	2,144
Series B convertible preferred stock, $0.0001 par value, 0 and 2,600 shares authorized, issued and outstanding at December 31, 2011 and 2010	—	3,250
Series C convertible preferred stock, $0.0001 par value, 0 and 2,456 shares authorized and 0 and 2,031 shares issued and outstanding at December 31, 2011 and 2010	—	3,250
Series D redeemable convertible preferred stock, $0.0001 par value, 0 and 14,417 shares authorized and 0 and 10,625 shares issued and outstanding at December 31, 2011 and 2010	—	22,122
Series E redeemable convertible preferred stock, $0.0001 par value, 0 and 7,030 shares authorized and 0 and 5,273 shares issued and outstanding at December 31, 2011 and 2010	—	11,323
Stockholders’ Equity (Deficit):
Common stock, $0.0001 par value; 1,000,000 and 50,000 shares authorized, 49,274 and 10,586 shares issued and outstanding at December 31, 2011 and 2010	5	1
Additional paid-in capital	226,916	597
Accumulated deficit	(164,651)	(97,802)
Accumulated other comprehensive loss	190	(27)

Total stockholders’ equity (deficit)	62,460	(97,231)

Total Liabilities, Convertible Preferred Stock and Stockholders’ Equity (Deficit)	$135,362	$42,894

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Years Ended December 31,
	2011	2010	2009
Revenue (net of $2,500, $2,877 and $0 of a reduction of revenue in 2011, 2010 and 2009, respectively, relating to common stock warrants)	$73,022	$43,731	$29,322
Cost of revenue	21,285	14,280	8,676

Gross profit	51,737	29,451	20,646
Operating expenses:
Selling and marketing	45,773	28,134	18,886
Research and development	10,149	5,602	2,791
General and administrative	15,122	8,555	4,329

Total operating expenses	71,044	42,291	26,006

Loss from operations	(19,307)	(12,840)	(5,360)
Other income (expense):
Interest income	20	3	32
Interest expense	(902)	(1,113)	(691)
Change in fair value of preferred stock warrant liabilities	(42,559)	(34,073)	(2,147)
Other, net	(971)	(210)	(154)

Other income (expense), net	(44,412)	(35,393)	(2,960)

Loss before provision for income taxes	(63,719)	(48,233)	(8,320)
Provision for income taxes	(181)	(137)	(72)

Net loss	$(63,900)	$(48,370)	$(8,392)
Accretion of redeemable preferred stock	(5,208)	(8,235)	(2,072)

Net loss attributable to common stockholders	$(69,108)	$(56,605)	$(10,464)

Net loss per share attributable to common stockholders, basic and diluted	$(1.74)	$(6.15)	$(1.24)

Weighted average common shares outstanding, basic and diluted	39,824	9,206	8,467

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Shares	At Cost

Balance as of December 31, 2008	9,105	$1	(650)	$(462)	$65	$(34,874)	$—	$(35,270)
Accretion of preferred stock	—	—	—	—	(421)	(1,651)	—	(2,072)
Exercise of options and warrants to purchase common stock	48	—	—	—	10	—	—	10
Stock-based compensation	—	—	—	—	346	—	—	346
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(8,392)	—	(8,392)

Comprehensive loss								(8,392)

Balance as of December 31, 2009	9,153	1	(650)	(462)	—	(44,917)	—	(45,378)
Accretion of preferred stock	—	—	—	—	(3,720)	(4,515)	—	(8,235)
Issuance of common stock warrants	—	—	—	—	3,072	—	—	3,072
Exercise of options and warrants to purchase common stock	2,083	—	—	—	742	—	—	742
Retirement of treasury stock	(650)	—	650	462	(462)	—	—	—
Stock-based compensation	—	—	—	—	965	—	—	965
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	(27)	(27)
Net loss	—	—	—	—	—	(48,370)	—	(48,370)

Comprehensive loss								(48,397)

Balance as of December 31, 2010	10,586	1	—	—	597	(97,802)	(27)	(97,231)
Accretion of preferred stock	—	—	—	—	(2,259)	(2,949)	—	(5,208)
Conversion of preferred stock to common stock	28,809	3	—	—	132,772	—	—	132,775
Issuance of common stock for the exercise of warrants to purchase common stock	898	—	—	—	474	—	—	474
Issuance of common stock upon initial public offering, net of issuance costs	7,500	1	—	—	86,852	—	—	86,853
Issuance of common stock to a non-profit organization	20	—	—	—	193	—	—	193
Issuance of common stock upon the exercise of options	1,461	—	—	—	1,017	—	—	1,017
Issuance of a common stock warrant	—	—	—	—	2,500	—	—	2,500
Vesting of early exercised options	—	—	—	—	82	—	—	82
Tax withholding on net exercise of stock-based awards	—	—	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	—	—	4,736	—	—	4,736
Comprehensive loss:
Foreign currency translation adjustment, net of tax	—	—	—	—	—	—	217	217
Net loss	—	—	—	—	—	(63,900)	—	(63,900)

Comprehensive loss								(63,683)

Balance as of December 31, 2011	49,274	$5	—	$—	$226,916	$(164,651)	$190	$62,460

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:

Net loss	$(63,900)	$(48,370)	$(8,392)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,714	2,636	1,286
Non-cash interest expense	579	331	118
Change in fair value of preferred stock warrant liabilities	42,559	34,073	2,147
Unrealized foreign exchange loss (gain)	460	(49)	—
Charges related to the issuance of common stock warrants to a distributor	2,500	2,877	—
Stock-based compensation expense	4,502	907	331
Loss on disposal of fixed assets	—	47	—
Withdrawn secondary offering expense	555	—	—
Non-cash charitable contribution of common stock	193	—	—
Changes in operating assets and liabilities:

Accounts receivable	(13,308)	(8,751)	(3,272)
Deferred commissions	(1,274)	(885)	(881)
Prepaid expenses and other assets	(1,804)	(970)	(282)
Accounts payable	915	2,215	468
Accrued expenses	3,314	1,124	1,674
Deferred revenue	22,161	14,311	5,146
Other liabilities	666	670	24

Net cash provided by (used in) operating activities	1,832	166	(1,633)

Cash flows from investing activities:

Purchases of property and equipment	(784)	(818)	(76)
Capitalized software costs	(3,022)	(1,888)	(1,495)
Purchases of intangible assets	—	(192)	(28)
Proceeds from maturities of available-for-sale securities	34,000	—	—
Purchase of available-for-sale securities	(34,079)	—	—

Net cash used in investing activities	(3,885)	(2,898)	(1,599)

Cash flows from financing activities:

Proceeds from initial public offering, net of underwriting discounts and commissions	90,539	—	—
Payments of initial public offering costs	(3,436)	(250)	—
Proceeds from issuance of preferred stock upon warrant exercises	3,163	—	—
Payments of withdrawn secondary offering costs	(555)	—	—
Proceeds from the issuance of debt	669	20,700	3,947
Proceeds from issuance of preferred stock	—	—	8,700
Issuance costs for preferred stock	—	—	(32)
Repayment of debt	(9,207)	(18,355)	(4,300)
Principal payments under capital lease and financing obligations	(1,977)	(1,265)	(322)
Proceeds from stock option and warrant exercises	1,491	908	10
Payment of withholding tax on net exercise of stock-based awards	(48)	—	—

Net cash provided by financing activities	80,639	1,738	8,003

Effect of exchange rate changes on cash and cash equivalents	(244)	—	—

Net increase (decrease) in cash and cash equivalents	78,342	(994)	4,771
Cash and cash equivalents at beginning of period	7,067	8,061	3,290

Cash and cash equivalents at end of period	$85,409	$7,067	$8,061

Supplemental cash flow information:

Cash paid for interest	$543	$909	$573
Cash paid for income taxes	$104	$44	$—
Non-cash investing and financing activities:

Conversion of convertible preferred stock to common stock	$132,775	$—	$—
Assets acquired under capital leases and other financing arrangements	$1,131	$2,305	$1,496
Capitalized assets financed by accounts payable	$25	$362	$3
Capitalized stock-based compensation	$234	$58	$15
Capitalized patent license acquired under installment obligations	$—	$688	$—
Deferred offering costs included in accounts payable and accrued expenses	$—	$2,638	$—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The accompanying consolidated financial statements include the accounts of Cornerstone OnDemand, Inc., and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

On an on-going basis, management evaluates its estimates, including those related to: (i) the realization of tax assets and estimates of tax liabilities, (ii) the valuation of common stock, preferred stock and stock warrants, (iii) the recognition and disclosure of contingent liabilities, (iv) the collectability of accounts receivable, (v) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (vi) fair values of investments in marketable securities and (vii) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Prior to the Company’s initial public offering in March 2011, the Company engaged third-party valuation specialists to assist with estimates related to the valuation of its preferred and common stock. Such estimates required the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.

Withdrawn Secondary Offering

On July 20, 2011, in connection with a proposed secondary offering of shares of common stock by the Company and certain existing stockholders (“the secondary offering”), the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On August 8, 2011, pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended, the Company requested that the SEC consent to the withdrawal of the Registration Statement, including all amendments and exhibits. During the three months ended September 30, 2011, the Company incurred expenses of approximately $0.6 million in connection with the proposed secondary offering which were recorded in other, net, within other income (expense) in the Company’s statements of operations.

Reclassifications

Certain amounts in the consolidated statement of cash flows for the years ended December 31, 2010 and 2009 have been reclassified to conform to the current-year presentation.

Segments

Management has determined that it operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per share of common stock is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding for a period.

Prior to the Company’s initial public offering in March 2011, as the Company had convertible preferred stock outstanding, and, as the holders of the Company’s convertible preferred stock were entitled to participate in dividends and earnings of the Company, the Company used the two-class method in calculating earnings per share for periods in which the Company generated net income. As the holders of the Company’s convertible preferred stock were not contractually obligated to share in the losses of the Company, no such allocation was made for any periods presented given the Company’s net losses.

The Company may grant restricted stock under the 2010 Equity Incentive Plan (“2010 Plan”) (Note 9). As the holders of the Company’s restricted stock under the 2010 Plan are both entitled to participate in dividends and earnings of the Company, the Company uses the two-class method in calculating earnings per share for periods in which the Company generates income. As restricted stock holders are not contractually obligated to share in the losses, for periods where the Company generates losses, no allocation of losses is made to the restricted stock.

The two-class method requires net income to be allocated between the classes of stockholders, whether vested or unvested, based on their respective rights to receive dividends, whether or not declared.

Diluted loss per share attributable to common stockholders is based on the weighted-average number shares of common stock outstanding adjusted for the dilutive effect of share-based awards and the potential dilutive effect of warrants and convertible preferred stock. Diluted loss per share attributable to common stockholders is the same as basic loss per share attributable to common stockholders for all periods presented because the Company has reported net losses and the effects of including the potentially dilutive items were anti-dilutive.

Revenue Recognition

The Company derives its revenue from the following sources:

•	Subscriptions to the Company’s solution—Clients pay subscription fees for access to the Company’s comprehensive learning and talent management software solution (referred to as the “solution”) for a specified period of time, typically three years. Fees are based primarily on the number of clouds the client can access and the number of users having access to those clouds. The Company generally recognizes revenue from subscriptions ratably over the term of the agreement.

•

Consulting services—The Company offers its clients assistance in implementing its solution and optimizing its use. Consulting services include application configuration, system integration, business process re-engineering, change management, and education and training services. Consulting services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months from the inception of the arrangement. Clients may also purchase consulting services at any other time. Consulting services are performed by the Company directly or by third-party professional service providers the Company hires. Clients may also choose to perform these services themselves or hire their own third-party service providers. Consulting services fees are based on the type of service being performed.

•

E-learning content—The Company resells third-party on-line training content, referred to as e-learning content, to its clients. In addition, the Company also hosts other e-learning content provided by its clients.

The Company recognizes revenue when: (i) persuasive evidence of an arrangement for the sale of the solution or consulting services exists, (ii) the solution has been made available or delivered, or services have been performed, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The timing and amount the Company recognizes as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. The Company considers that delivery of the solution has commenced once it provides the client with log-in information to access and use the solution. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the non-standard acceptance or performance criteria, as applicable. Standard acceptance or performance clauses relate to the Company’s solution meeting certain perfunctory operating thresholds. Fees are fixed based on stated rates specified in the client agreement. If collectability is not considered reasonably assured, revenue is deferred until the fees are collected. The majority of client arrangements include multiple deliverables, such as subscriptions to the Company’s software solution and consulting services. The Company therefore recognizes revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13. As clients do not have the right to the underlying software code for the solution, the Company’s revenue arrangements are outside the scope of software revenue recognition guidance. The Company’s agreements generally do not contain any cancellation or refund provisions other than in the event of the Company’s default.

For multiple-deliverable revenue arrangements, the Company first assesses whether each deliverable has value to the client on a standalone basis. The Company has determined that the solution has standalone value, because, once access is given to a client, the solution is fully functional and does not require any additional development, modification or customization. Consulting services have standalone value because third-party service providers, distributors or clients themselves can perform these services without the Company’s involvement. The consulting services assist clients with the configuration and integration of the Company’s solution. The performance of these services generally does not require highly specialized or skilled individuals and are not essential to the functionality of the solution.

Based on the standalone value of the deliverables, and since clients do not have a general right of return relative to the included consulting services, the Company allocates revenue among the separate deliverables in an arrangement under the relative selling price method using the selling price hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverable arrangement to be based on, in descending order: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of fair value (“TPE”) or (iii) management’s best estimate of the selling price (“BESP”).

The Company is not able to determine VSOE or TPE for its deliverables, because the deliverables are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s solution. Accordingly, the selling prices of subscriptions to the solution and consulting services is based on BESP. The determination of BESP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature of the deliverables themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The determination of BESP is made through consultation with and formal approval by senior management. The Company updates its estimates of BESP on an ongoing basis as events and as circumstances may require.

After the fair value of revenue allocable to each deliverable in a multiple deliverable arrangement based on the relative selling price method is determined, revenue is recognized for each deliverable based on the type of deliverable. For subscriptions to the solution, revenue is recognized on a straight-line basis over the subscription term, which is typically three years. For consulting services, revenue is recognized using the proportional performance method over the period the services are performed.

In a limited number of cases, multiple deliverable arrangements include consulting services that do not have value on a standalone basis separate from the solution, such as when the client’s intended use of the solution requires enhancements to its underlying features and functionality. In these cases, revenue is recognized for the arrangement as one unit of accounting on a straight-line basis from the point at which the consulting services that do not have value on a standalone basis have been completed and accepted by the client, through the remaining term of the agreement.

For arrangements in which the Company resells third-party e-learning training content to clients or hosts client or third-party e-learning training content provided by the client, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. The Company recognizes third-party content revenue at the gross amount invoiced to clients when (i) the Company is the primary obligor, (ii) the Company has latitude to establish the price charged, and (iii) the Company bears the credit risk in the transaction. For arrangements involving the sale of third-party content, clients are charged for the content based on pay-per-use or a fixed rate for a specified number of users, and revenue is recognized at the gross amount invoiced as the content is delivered. For arrangements where clients purchase third-party content directly from a third-party vendor, or provide it themselves, and the Company integrates the content into the solution, the Company charges a hosting fee. In such cases, hosting fees are recognized at the net amount charged by the Company for hosting services as the content is delivered.

Revenue generated from sales arrangements through distributors, including revenue generated through the Company’s five-year global distributor agreement with ADP described below, is recognized in accordance with the Company’s revenue recognition policies as described above at the amount invoiced to the distributor. In these arrangements, the Company recognizes revenue in accordance with accounting guidance as to when to report gross revenue as a principal and when to report net revenue as an agent. The Company recognizes revenue at the net amount invoiced to the distributor, as opposed to the gross amount the distributor invoices their end customer, as the Company has determined that (i) the Company in not the primary obligor in these arrangements, (ii) the Company does not have latitude to establish the price charged to the end-customer and (iii) the Company does not bear the credit risk in the transaction.

In connection with a five-year global distributor agreement entered into in May 2009 with a global distributor, ADP, the Company entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of the Company’s common stock at a price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of the Company’s common stock. When ADP achieved the defined sales target and earned a warrant, the Company recorded the fair value of such warrant as a reduction of revenue. For the first contract year ended June 30, 2010, no reductions of revenue were recorded, based on the Company’s conclusion that the defined sales targets had not been met by ADP.

During the years ended December 31, 2011 and 2010, the Company recorded reductions of revenue of $2.5 million and $2.9 million, respectively, in connection with the issuance of warrants to ADP. The Company recorded the fair value of the warrants as reduction of revenue as the agreement provides ADP with the right to be the distributor of the Company’s services and the Company estimates that ADP will purchase additional services from the Company. See Note 8 for additional information about warrants under the ADP agreement.

The Company records amounts that have been invoiced to its clients in accounts receivable and in either deferred revenue or revenue depending on whether the revenue recognition criteria described above have been met. Deferred revenue that will be recognized during the succeeding twelve month period from the respective balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.

Cost of Revenue

Cost of revenue consists primarily of costs related to hosting the Company’s solution; personnel and related expenses, including stock-based compensation, and related expenses for network infrastructure, IT support, consulting services and on-going client support staff; payments to external service providers; amortization of capitalized software costs and trademarks; licensing fees; and referral fees. In addition, the Company allocates a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. Costs associated with providing consulting services are recognized as incurred when the services are performed. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the client and are accounted for as both revenue and expense in the period in which the cost is incurred.

Accounting for Commission Payments

The Company defers commissions paid to its sales force because these amounts are recoverable from the future revenue from the non-cancelable client agreements that gave rise to the commissions. Commissions are deferred on the balance sheet and are amortized to sales and marketing expense over the term of the client agreement in proportion to the revenue that is recognized. Commissions are considered direct and incremental costs to client agreements and are generally paid in the periods the Company receives payment from the client under the associated client agreement.

During the years ended December 31, 2011, 2010, and 2009, the Company deferred $7.7 million, $4.5 million and $2.7 million, respectively, of commissions on the balance sheet. During the years ended December 31, 2011, 2010, and 2009, the Company amortized $6.5 million, $3.6 million and $1.9 million to sales and marketing expense, respectively. As of December 31, 2011 and 2010, deferred commissions on the Company’s consolidated balance sheets totaled $3.5 million and $2.3 million, respectively.

Research & Development

Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred.

Stock-Based Compensation

The Company accounts for stock-based compensation awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair value.

The Company estimates the fair value of its stock-based compensation awards as of the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock-based compensation awards under this model requires judgment, including estimating the value per share of the Company’s common stock (for periods prior to the Company’s initial public offering), estimated volatility, risk-free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represents the Company’s best estimates, based on management judgment. The Company uses the average volatility of similar publicly traded companies as an estimate for estimated volatility. For purposes of determining the expected term in the absence of sufficient historical data relating to stock-option exercises, the Company applies the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted. The estimated dividend yield is zero, as the Company has not declared, and does not currently intend to declare, dividends in the foreseeable future.

Once the Company has determined the estimated fair value of its stock-based compensation awards, it recognizes the portion of that value that corresponds to the portion of the award that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the straight-line method. Estimated forfeitures are based upon the Company’s historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

Information related to the Black-Scholes option-pricing model assumptions is as follows:

	For the Years Ended December 31,
	2011	2010	2009
Risk-free interest rate	1.7%	2.0%	2.9%
Expected term (in years)	6.0	6.0	5.8
Estimated dividend yield	—%	—%	—%
Estimated volatility	56.9%	59.3%	61.6%

Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based compensation expense as of December 31, 2011 and 2010.

Capitalized Software Costs

The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of the solution, when the preliminary project stage is completed, management has decided to make the project a part of its future solution offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to the solution are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of three years, commencing when the software is ready for its intended use. The Company does not transfer ownership of, or lease its software to its clients.

At December 31, 2011 and 2010, capitalized software development costs totaled $11.6 million and $8.3 million, respectively. Accumulated amortization as of December 31, 2011 and 2010 was $7.5 million and $5.6 million, respectively. For the years ended December 31, 2011, 2010 and 2009, $3.3 million, $1.9 million, and $1.5 million, respectively, of software development costs were capitalized, and $1.9 million, $1.2 million, $0.9 million, respectively, were amortized. Based on the Company’s capitalized software costs at December 31, 2011, estimated amortization expense of $2.0 million, $1.5 million and $0.6 million is expected to be recognized in 2012, 2013 and 2014, respectively.

Warrants to Purchase Common and Preferred Stock

Warrants to Purchase Common Stock

The Company has issued warrants to purchase common stock in connection with debt arrangements and the purchase of certain domain names and has accounted for these warrants in stockholders’ equity at fair value upon issuance, based on the specific terms of such warrant arrangements.

In addition, in connection with a five-year global distributor agreement with ADP entered into in May 2009, the Company entered into a warrant agreement to provide additional incentives to ADP. See Note 8 for additional information about warrants under the ADP agreement.

Warrants to Purchase Preferred Stock

The Company issued warrants to purchase preferred stock in connection with debt arrangements and preferred stock financings and accounted for these warrants as liabilities at fair value at the time of issuance, because the underlying shares of convertible preferred stock were redeemable or contingently redeemable, including in the case of a deemed liquidation, which may have obligated the Company to transfer assets to the warrant holders. The preferred stock warrants were recorded at fair value at the time of issuance. Changes in the fair value of the preferred stock warrants each reporting period were recorded as part of other income (expense) in the Company’s statement of operations until the earlier of: (i) the exercise or expiration of the warrants; or (ii) the completion of an initial public offering. Upon the initial public offering, all the warrants to purchase preferred stock expired, with the exception of warrants to purchase 140,625 shares of Series D preferred stock and warrants to purchase 380,000 shares of Series C preferred stock. These remaining warrants automatically became warrants to purchase common stock and were classified as equity. Prior to the completion of the Company’s initial public offering in March 2011, all warrants to purchase preferred stock were exercised (See Note 8). The fair value of the preferred stock warrants was estimated using the Black-Scholes option-pricing model.

Comprehensive Income or Loss

Comprehensive income or loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss and currency translation adjustments. For the years ended December 31, 2011 and 2010, accumulated other comprehensive loss included a cumulative translation adjustment which was insignificant.

Income Taxes

The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and the availability of tax planning strategies. To date, the Company has recorded a full valuation allowance to reduce its net deferred tax assets to zero, as it has determined that it is not more likely than not that any of the Company’s deferred tax assets will be realized.

The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized.

Cash and Cash Equivalents

The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in the value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2011 and 2010, cash and cash equivalents consisted of cash balances of $13.9 million and $7.1 million, respectively, and money market funds backed by United States Treasury Bills of $71.5 million and $0, respectively. Cash equivalents are stated at cost, which approximates fair value.

Investments in Marketable Securities

The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. When the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. At December 30, 2011 and 2010, the Company had no available-for-sale marketable securities.

Restricted Cash

Included in current and non-current other assets at December 31, 2011 were restricted cash of $0.1 million and $0.1 million, respectively, in relation to a standby letter of credit in British Pounds for a foreign sales arrangement with a customer in the United Kingdom. The letter of credit will be reduced to approximately $0.1 million on May 30, 2012. At December 31, 2010, the Company had restricted cash of $0.3 million for an irrevocable standby letter of credit held at Silicon Valley Bank which was released during 2011.

Allowance for Doubtful Accounts

The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.

A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2011 and 2010, is as follows (in thousands):

	2011	2010
Beginning balance, January 1	$32	$—
Additions and adjustments	203	39
Write-offs	(82)	(7)

Ending balance, December 31	$153	$32

Property and Equipment, Net

Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally two to seven years (Note 4).

The Company leases equipment under capital lease arrangements. The assets and liabilities under capital lease are recorded at the lesser of the present value of aggregate future minimum lease payments, including estimated bargain purchase options, or the fair value of the asset under lease. Assets under capital lease are depreciated using the straight-line method over the lesser of the estimated useful life of the asset or the term of the lease.

Leasehold improvements are depreciated on a straight-line basis over the shorter of their estimated useful lives or lease terms. Repair and maintenance costs are charged to expense as incurred, while renewals and improvements are capitalized.

Intangibles Assets, Net

Included in Other Assets are intangible assets comprised of trademarks and a patent license which are recorded at cost, less accumulated amortization. At December 31, 2011, and 2010, intangible assets were $0.8 million, net of accumulated amortization of $0.2, and $0.8 million, net of accumulated amortization of $67,000, respectively. Based on the Company’s intangible asset balance at December 31, 2011, estimated amortization expense of $112,000, $81,000, $74,000, $59,000 and $52,000 is expected to be recognized in 2012, 2013, 2014, 2015 and 2016, respectively. Useful lives of trademarks and the patent license are estimated at ten years.

Impairment of Long Lived Assets including Capitalized Software Costs

The Company assesses the recoverability of its long-lived assets when events or changes in circumstances indicate their carrying value may not be recoverable. Such events or changes in circumstances may include: a significant adverse change in the extent or manner in which a long-lived asset is being used, significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrates continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company assesses recoverability of a long-lived asset by determining whether the carrying value of these assets can be recovered through projected undiscounted cash flows over their remaining lives. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, an impairment loss is recognized, measured as the amount by which the carrying amount exceeds estimated fair value. An impairment loss is charged to operations in the period in which management determines such impairment. To date, there have been no impairments of long-lived assets identified.

Fair Value of Financial Instruments

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1—Quoted prices (unadjusted) in active markets for identical assets or liabilities that management has the ability to access at the measurement date.

•	Level 2—Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3—Unobservable inputs.

Observable inputs are based on market data obtained from independent sources. At December 31, 2010, the Company’s warrants to purchase preferred stock were measured using unobservable inputs that required a high level of judgment to determine fair value, and thus were classified as Level 3 inputs (Note 5). All of the warrants to purchase preferred stock were exercised in March 2011, and the Company recorded changes to the fair value of the warrants through the respective warrant exercise dates. Upon the completion of the Company’s initial public offering, all of the then-outstanding shares of preferred stock were automatically converted into shares of common stock on a one-for-one basis.

Concentration of Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents are deposited with three financial institutions which, at times, may exceed federally insured limits.

Accounts receivable include amounts due from clients with principal operations primarily in the United States. The Company performs ongoing credit evaluations of its clients.

For the years ended December 31, 2011, 2010 and 2009, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2011 or 2010.

Foreign Currency Transactions and Translation

Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Transaction gains and losses were insignificant for all periods presented and are included in other income (expense), net, in the accompanying consolidated statements of operations.

The Company has entities in various different countries. For entities where the local currency is different than the functional currency, the local currency financial statements have been remeasured from the local currency into the functional currency using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other income (loss). To the extent that the functional currency is different than the U.S Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchanges rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income or loss in the consolidated balance sheets.

Recent Accounting Pronouncement

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This update requires companies to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance is effective for fiscal periods beginning after December 15, 2011, with earlier adoption permitted. Adoption of this ASU will not have a material effect on the Company’s financial position, results of operations, or cash flows, however, such adoption will result in the Company changing the presentation of comprehensive income as the Company currently presents comprehensive income as part of the statement of stockholders’ equity (deficit).

3.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents the basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Years Ended December 31,
	2011	2010	2009
Net loss attributable to common stockholders	$(69,108)	$(56,605)	$(10,464)

Weighted-average shares of common stock outstanding, excluding shares issued upon early exercise of unvested options	39,824	9,206	8,467

Net loss per share attributable to common stockholders—basic and diluted	$(1.74)	$(6.15)	$(1.24)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders (in thousands):

	December 31,
	2011	2010	2009
Options to purchase common stock and restricted stock units	5,845	5,617	5,134
Common stock subject to repurchase	30	60	—
Common stock warrants	130	929	497
Preferred stock warrants	—	5,602	5,602
Conversion of convertible preferred stock	—	23,753	23,753

Total shares excluded from net loss per share attributable to common stockholders	6,005	35,961	34,986

4.	OTHER BALANCE SHEET AMOUNTS

The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2011	2010
Computer equipment and software	2 – 5 years	$7,403	$5,961
Furniture and fixtures	7 years	238	239
Leasehold improvements	2 – 6 years	217	217

		7,858	6,417
Less: accumulated depreciation and amortization		(4,195)	(2,441)

Total property and equipment, net		$3,663	$3,976

Depreciation expense for the years ended December 31, 2011, 2010 and 2009 was $1.8 million, $1.3 million, $0.4 million, respectively. At December 31, 2011 and 2010, property and equipment includes computer equipment and software under capital leases with a cost basis of $3.7 million and $4.6 million, respectively, and accumulated depreciation of $2.0 million and $1.5 million, respectively. Depreciation of computer equipment and software under capital leases was $0.9 million, $1.1 million, and $0.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The balance of accrued expenses is as follows (in thousands):

	December 31,
	2011	2010
Accrued bonuses	$3,643	$1,582
Other accrued expenses	4,396	4,974

Total accrued expenses	$8,039	$6,556

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011				December 31, 2010
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$71,521	$71,521	$—	$—	$—	$—	$—	$—
Preferred stock warrant liabilities	$—	$—	$—	$—	$(39,756)	$—	$—	$(39,756)

The Company’s cash equivalents at December 31, 2011 and 2010 consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury Bills. Cash equivalents are classified as Level 1.

The Company’s preferred stock warrants are recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below based on assumptions summarized in Note 8 (in thousands):

	December 31,
	2011	2010	2009
Fair value at beginning of period	$39,756	$5,683	$2,282
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	42,559	34,073	2,147
Issuance of Series E Preferred Stock warrants	—	—	1,254
Exercise of preferred stock warrants	(82,315)	—	—

Fair value at end of period	$—	$39,756	$5,683

6.	DEBT

Comerica Bank

In September 2007, the Company entered into a $15.0 million credit facility with Comerica Bank (“Comerica Bank Credit Facility”).

The Comerica Bank Credit Facility was collateralized by substantially all of the assets of the Company. In August 2010, the Company terminated the Comerica Bank Credit Facility and repaid all outstanding amounts with proceeds from a new credit facility with Silicon Valley Bank, as discussed below.

Ironwood Equity Fund LP

In March 2009, the Company entered into a senior subordinated promissory note agreement with Ironwood Equity Fund LP for a total borrowing of $4.0 million, with a maturity date of March 31, 2014. The senior subordinated promissory note called for interest to be paid at an annual rate of 11.3% on a monthly basis in arrears beginning on April 30, 2009. In connection with the borrowing, the Company issued a warrant to purchase 484,849 shares of the Company’s Series E Preferred Stock at an exercise price of $1.65 per share. The fair value of the warrants of $0.5 million was computed using a Black-Scholes option pricing model with the following assumptions: estimated volatility of 66.9%, risk-free rate of 2.2%, expected term of 6.8 years and zero estimated dividend yield. In August 2010, the Company issued Ironwood Equity Fund LP a fully vested warrant to purchase 5,000 shares of common stock at an exercise price of $3.50 per share (Note 8) in return for Ironwood Equity LP consenting to the Company entering into the credit facility with Silicon Valley Bank described below. The fair value of the warrants of $11,000 was recorded to other income (expense), net and was computed using a Black-Scholes option pricing model with the following assumptions: estimated volatility of 65.1%, risk-free rate of 0.7%, term of 10 years and zero estimated dividend yield. The note included a right in favor of Ironwood Equity Fund LP to require the Company to redeem the outstanding principal amount at 103%, together with accrued interest, if the Company completed an initial public offering or upon the occurrence of a change of control between March 31, 2010 and March 30, 2011. This contingent interest payment feature represented an embedded derivative, which was valued at approximately $66,000 at December 31, 2010 and was recorded in other liabilities. At December 31, 2010, the outstanding borrowing was $4.0 million, including discount of $0.5 million, and was classified as long-term debt.

Immediately prior to the Company’s initial public offering in March 2011, both warrants issued to Ironwood Equity Fund LP were net exercised, resulting in the issuance of 426,963 shares of common stock (Note 8).

In March 2011, at the option of the noteholder, upon the completion of the Company’s initial public offering, the Company used a portion of the proceeds from the offering to pay all obligations under the note, including the outstanding principal of $4.0 million, a contingent interest payment of $120,000, and accrued interest of $27,500. Upon the payment of such amounts to the noteholder, the remaining unamortized debt discount of approximately $335,000 and debt issuance costs of $47,000 were recorded as interest expense.

Silicon Valley Bank

In August 2010, the Company entered into a $15.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”) with a maturity of August 2012. Borrowings available under the SVB Credit Facility are determined based on a formula-basis and a non-formula basis. The amount available under the formula-basis is determined based on a multiple of contracted monthly recurring revenue. The contracted monthly recurring revenue is defined as the aggregate total contract value pursuant to eligible recurring contracts less non-recurring contracts related to consulting services allocated for billing purposes on a monthly basis over the duration of the aggregate contract(s) less solution subscription client agreements that expired during the period. Through December 31, 2010 up to $5.0 million was available on a non-formula basis. On January 1, 2011, the non-formula availability decreased from $5.0 million to $2.5 million, and on July 1, 2011, the non-formula availability decreased to zero. Interest is payable monthly and the principal is due upon maturity. The interest rate is prime plus 1.5% if the debt outstanding is less than or equal to $5.0 million and prime plus 2.5% if the debt outstanding is greater than $5.0 million. The SVB Credit Facility carries certain financial covenants, including maintenance of a minimum unrestricted cash balance, a liquidity coverage ratio and achievement of defined performance criteria. The SVB Credit Facility requires immediate repayment upon an event of default, as defined in the agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the agreement. The Company believes that an event of default as a result of a material adverse change is remote. The SVB Credit Facility prohibits the Company from the payment of dividends. The SVB Credit Facility is collateralized by certain assets of the Company.

In connection with the SVB Credit Facility, the Company issued Silicon Valley Bank a fully vested warrant to purchase 90,000 shares of common stock at an exercise price of $3.50 per share (Note 8). The fair value of the warrants of $0.2 million was recorded as a debt issuance cost within other assets and was computed using a Black-Scholes option pricing model with the following assumptions: estimated volatility of 65.1%, risk-free rate of 0.7%, term of 10 years and zero estimated dividend yield.

In connection with entering into the SVB Credit Facility, the Company repaid all outstanding balances under the Comerica facility, and the Comerica facility was terminated. Immediately prior to the completion of the Company’s initial public offering in March 2011, the warrant issued to Silicon Valley Bank was net exercised, resulting in the issuance of 65,769 shares of common stock. In March 2011, all the then outstanding principal together with unpaid accrued interest were repaid with proceeds from the initial public offering.

In May 2011, the Company amended the SVB Credit Facility to allow for loan advances, in addition to the amount available under the line of credit, for up to $3.0 million in total for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime plus 1.25%, and are repayable monthly over a period of either 12 or 36 months, depending on the items purchased. Any borrowings for the purchase of software and equipment under the SVB Credit Facility survive the original maturity of August 2012 and any additional borrowings will be payable in accordance to the individual loan advances. In May 2011, the Company borrowed approximately $0.7 million for the purchase of software and equipment, payable monthly through May 2014.

At December 31, 2011, the Company had outstanding borrowings of $0.5 million, of which $0.2 million was classified as current debt and $0.3 million was classified as long-term debt. At December 30, 2011, $15.7 million was available to support future borrowings under the SVB Credit Facility.

The SVB Credit Facility expires in August 2012 although the borrowings under the software and equipment loan extend through 2014. The Company is currently evaluating an extension of the SVB Credit Facility. To the extent that the Company does not extend or renew its SVB Credit Facility, or replaces it with a new facility that does not back the letters of credit, the Company will be required to post collateral in the form of restricted cash equal to 110% of the outstanding value of the letters of credit. Letters of credit outstanding at December 31, 2011 totaled $1.6 million.

Maturities of outstanding borrowings as of December 31, 2011 were as follows for each year ending December (in thousands):

2012	$293
2013	283
2014	145
2015	—
2016	—

Total maturities	721
Less: unamortized debt discount	(47)

Total, net of debt discount	$674

The weighted-average interest rate on short-term borrowings for the years ended December 31, 2011 and 2010 was 7.4% and 6.0%, respectively.

The estimated fair value of the Company’s debt was $0.7 million and $8.7 million at December 31, 2011 and 2010, respectively. The fair value was estimated based on discounted cash flow analyses using appropriate current discount rates, taking into consideration the particular terms of the borrowing agreements, at the end of the respective periods. The carrying value of the Company’s line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. These estimates involve considerable judgment and changes in those assumptions could significantly affect the estimates.

Although the Company has determined the estimated fair value amounts using commonly accepted valuation methodologies, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2011 and 2010. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

7.	CAPITALIZATION

As of December 31, 2011, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock are issued or outstanding at December 31, 2011.

Convertible Preferred Stock

The following table summarizes preferred stock amounts for the years ended December 31, 2009, 2010 and 2011 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total
Balance as of December 31, 2008	$2,144	$3,250	$3,250	$15,186	$—	$23,830
Accretion of preferred stock	—	—	—	1,442	630	2,072
Issuance of 5,273 shares of preferred stock, net of issuance costs, and amounts allocated to preferred stock warrant liabilities	—	—	—	—	7,952	7,952

Balance as of December 31, 2009	2,144	3,250	3,250	16,628	8,582	33,854
Accretion of preferred stock	—	—	—	5,494	2,741	8,235

Balance as of December 31, 2010	2,144	3,250	3,250	22,122	11,323	42,089
Accretion of preferred stock	—	—	—	3,430	1,778	5,208
Exercise of preferred stock warrants	—	—	4,153	56,945	24,380	85,478
Conversion of preferred stock into common stock	(2,144)	(3,250)	(7,403)	(82,497)	(37,481)	(132,775)

Balance as of December 31, 2011	$—	$—	$—	$—	$—	$—

Convertible Preferred Stock Issuance and Conversions

In January 2009, the Company issued 5,272,727 shares of Series E Preferred Stock at $1.65 per share for gross proceeds of approximately $8.7 million. The investors also received warrants to purchase 1,054,543 shares of Series E Preferred Stock (Note 8). The gross proceeds from the issuance of the preferred stock with warrants were allocated to the fair value of the warrants of $0.7 million and the remaining residual value of $8.0 million was allocated to the Series E Preferred Stock. The warrants were fully vested upon issuance and are immediately exercisable and non-forfeitable. The fair value of the warrants at issuance of $0.7 million was computed using a Black-Scholes option pricing model with the following assumptions: estimated volatility of 67.2%, risk-free rate of 2.2%, expected term of 5.17 years and zero estimated dividend yield. Since the Series E Preferred Stock was redeemable, the Company accreted the carrying value of the Series E Preferred Stock to its redemption value over the period from issuance to the earliest redemption date using the interest method.

Upon the completion of the Company’s initial public offering in March 2011, all of the then-outstanding shares of preferred stock were automatically converted into 28,809,031 shares of common stock on a one-for-one basis.

Terms of Preferred Stock

Prior to the conversion of the preferred stock into common stock in March 2011, the rights and preferences of the preferred stock were as follows:

Voting

The holders of preferred stock and the holders of common stock vote together and not as separate classes and there is no series voting other than for the election of directors as described below.

Each holder of preferred stock was entitled to the number of votes equal to the number of shares of common stock into which the shares of preferred stock held by such holder could be converted, not including fractional shares, as of the record date. The holders of shares of the preferred stock were entitled to vote on all matters on which the common stock was entitled to vote.

Dividends

The holders of preferred stock were entitled to receive non-cumulative dividends in preference to dividends declared or paid to common stock, when, as and if, declared by the Board of Directors out of funds legally available. The payment of any dividends to the holders of the Preferred Stock was in proportion to the number of shares of common stock into which the preferred stock was convertible; however, any dividends would first be paid to the Series D and Series E Preferred Stock. No dividends could be paid on common stock unless an equivalent dividend was also paid to the Series D and Series E Preferred Stock on an as-converted to common stock basis.

No dividends have been declared or paid since inception.

Liquidation

A “Liquidity Event” included (i) a sale, acquisition or merger of the Company (in which a change of voting control occurs), (ii) a sale or other disposition of all or substantially all of the assets of the Company or (iii) a dissolution or winding up of the Company.

Upon any Liquidity Event, each holder of Series D Preferred Stock and Series E Preferred Stock was entitled to receive, prior and in preference to the holders of Series A Preferred Stock, Series B Preferred Stock, Series C Preferred Stock and common stock, an amount per share equal to the sum of (i) $1.60 per share for the Series D Preferred Stock and $1.65 per share for the Series E Preferred Stock and (ii) all declared but unpaid dividends (if any) on each of the respective shares of preferred stock or such lesser amounts as approved by the holders of the majority of the outstanding shares of Series D Preferred Stock and Series E Preferred Stock. If upon the Liquidity Event, the assets of the Company legally available for distribution to the holders of the Series D and Series E Preferred Stock were insufficient to permit the payment to such holders of their full preferential amounts, then the entire assets of the Company legally available for distribution would have been distributed with equal priority and pro rata among the holders of the Series D Preferred Stock and Series E Preferred Stock in proportion to the full amounts they would originally be entitled to receive.

After payment of the liquidation preference of Series D Preferred Stock and Series E Preferred Stock, each holder of Series A Preferred Stock was entitled to receive, before any payments were made to the holders of Series B Preferred Stock, Series C Preferred Stock and common stock, an amount equal to $1.00 for each share held, plus any declared but unpaid dividends on such shares, or such lesser amount as approved by the holders of the majority of outstanding shares of Series A Preferred Stock. If the amounts available for distribution by the Company to the holders of the Series A Preferred Stock upon a Liquidity Event were insufficient to permit the payment to those holders of their full preferential amounts, then such holders shared ratably in any distribution in connection with such Liquidity Event in proportion to the full preferential amounts they were owed.

After payment of the liquidation preference of Series D Preferred Stock, Series E Preferred Stock, and Series A Preferred Stock, each holder of Series B Preferred Stock was entitled to receive, before any payments were made to the holders of Series C Preferred Stock and common stock, an amount equal to $1.25 for each share held, plus any declared but unpaid dividends on such shares, or such lesser amount as approved by the holders of the majority of the outstanding shares of Series B Preferred Stock. If the amounts available for distribution by the Company to the holders of the Series B Preferred Stock upon a Liquidity Event were insufficient to permit the payment to those holders of their full preferential amounts, then such holders shared ratably in any distribution in connection with such Liquidity Event in proportion to the full preferential amounts they were owed.

After payment of the liquidation preferences of the Series D Preferred Stock, Series E Preferred Stock, Series A Preferred Stock, and Series B Preferred Stock, each holder of Series C Preferred Stock was entitled to receive, before any payments are made to the holders of common stock, an amount equal to $1.60 for each share held, plus any declared but unpaid dividends, or such lesser amount as approved by the holders of the majority of the outstanding shares of Series C Preferred Stock. If the amounts available for distribution by the Company to the holders of the Series C Preferred Stock upon a Liquidity Event were insufficient to permit the payment to those holders of their full preferential amounts, then such holders sharde ratably in any distribution in connection with such Liquidity Event in proportion to the full preferential amounts they were owed.

For a Liquidity Event with aggregate consideration at or below $150.0 million in total consideration, after full payment is made to the holders of preferred stock as set forth above, the remaining proceeds would have been allocated among the holders of common stock, Series D Preferred Stock, and Series E Preferred Stock on a pro-rata as-converted basis.

For a Liquidity Event with aggregate consideration above $150.0 million, each holder of Series D Preferred Stock or Series E Preferred Stock would have received the greater of (i) the amount of consideration that such holder would be entitled to receive pursuant to a total distribution of $150.0 million as set forth in the immediately preceding paragraph or (ii) the amount such holder would receive if such holder had converted such shares of Series D Preferred Stock or Series E Preferred Stock into shares of common stock immediately prior to such distribution.

The preferred stock was presented as mezzanine equity and therefore separately from stockholders’ deficit in the December 31, 2010 consolidated balance sheets since redemption and, under certain circumstances, payment of the liquidation preferences to the preferred stock holders was beyond the control of the Company’s management.

Redemption of Series D and Series E Preferred Stock

At any time after May 10, 2014, at the election of the holders of a majority of the outstanding shares of Series D or Series E Preferred Stock, in each case, voting separately, could have required the Company to redeem the outstanding shares of Series D or Series E Preferred Stock, as applicable, for a cash amount per share equal to the greater of (i) original issue price of the Series D Preferred Stock and the Series E Preferred Stock of $1.60 and $1.65, respectively, plus an amount equal to all declared and unpaid dividends thereon, or (ii) the then fair market value of such series of preferred stock as determined by the Board of Directors. The carrying value of the respective Series D and Series E Preferred Stock was being accreted to its redemption value over the period to its earliest redemption date of May 10, 2014 using the interest rate method. The Company accreted the preferred stock through March 2011, the date of conversion of the preferred stock to common stock.

Conversion

Each share of preferred stock was convertible at the holder’s option at any time into a single share of common stock. The conversion ratio for each respective series of preferred stock was subject to adjustments for a stock dividend, stock split, combination of shares, reorganization, reclassification or other similar event.

The following table summarizes the number of outstanding shares of convertible preferred stock for the years ended December 31, 2010 and 2011 (in thousands):

	Series A	Series B	Series C	Series D	Series E	Total

Preferred stock outstanding at December 31, 2010 and 2009	3,224	2,600	2,031	10,625	5,273	23,753
Cash exercise of preferred stock warrants (Note 8)	—	—	155	208	1,006	1,369
Net exercise of preferred stock warrants (Note 8)			197	3,024	466	3,687
Conversion of preferred stock into common stock	(3,224)	(2,600)	(2,383)	(13,857)	(6,745)	(28,809)

Preferred stock outstanding at December 31, 2011	—	—	—	—	—	—

Issuance of Common Stock to Charitable Organization

On February 28, 2011, the Board of Directors issued 20,000 shares of common stock to a non-profit organization. The fair value of the shares was approximately $0.2 million.

8.	WARRANTS

Warrants to Purchase Common Stock

The Company has issued warrants to purchase the Company’s common stock in connection with debt arrangements, a distributor agreement and the purchase of certain domain names. All warrants were fully vested, non-forfeitable and immediately exercisable upon issuance and are equity classified. At December 31, 2011 and 2010, the following warrants to purchase shares of the Company’s common stock were outstanding (in thousands, except per share data):

Common Stock Warrants Outstanding

Year of Issuance	Exercise Price per Share	December 31,
		2011	2010	Expiration Date for Warrants Outstanding at December 31, 2011
2005	$1.60	31	125	June 2012
2006	$1.60	53	150	September 2013
2007	$1.60	—	53	—
2007	$1.60	46	146	May 2014
2010	$3.50	—	95	—
2010	$0.01	—	360	—

		130	929

During 2011, 898,447 shares of common stock, including 133,000 shares issued upon exercise of warrants that were granted to ADP in 2011 as discussed below, were issued upon the exercise of common stock warrants at a weighted-average exercise price of $0.95 per share.

On May 6, 2009, the Company entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute the Company’s software solution to its customers under ADP’s name. In connection with the distributor agreement, the Company also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of the Company’s common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of the Company’s common stock. When ADP achieved the defined sales targets and earned a warrant for a contract year, the Company recorded the fair value of such warrant as a reduction of revenue. The Company determined the fair value of these warrants using a Black-Scholes option-pricing model, which incorporated several estimates and assumptions that were subject to significant judgment.

On November 24, 2010, the Company amended its warrant agreement with ADP to modify certain definitions related to future sales targets, to acknowledge that no warrants would be issued for the contract year ended June 30, 2010 and to remove the anti-dilution provisions in the warrant agreement. In connection with the amendment, the Company issued ADP a fully vested and non-forfeitable warrant to purchase 360,000 shares of its common stock at an exercise price of $0.01 per share, which was valued at approximately $2.9 million as of the amendment date using the Black-Scholes option pricing model. This amount was recorded as a reduction of revenue in the fourth quarter of 2010 as the agreement provides ADP with the right to be distributor of the Company’s services and the Company estimates that ADP will purchase additional services from the Company. In issuing this warrant, the Company considered the strategic importance of its ongoing relationship with ADP and the expected timing of the completion of its initial public offering, after which ADP would no longer be eligible to earn any warrants.

At December 31, 2010, the Company did not record any reduction in revenue for the contract year ended June 30, 2011, as the minimum specified sales target had not been achieved to earn the applicable warrant as of December 31, 2010.

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

Warrants to Purchase Preferred Stock

The Company had issued warrants to purchase preferred stock in connection with debt arrangements and preferred stock financings. The warrants to purchase shares of convertible preferred stock were accounted for as liabilities at fair value upon issuance with changes in fair value were recorded in other income (expense) in the Company’s statement of operations each reporting period. All warrants were fully vested, non-forfeitable and were immediately exercisable on issuance.

In March 2011, all warrants to purchase preferred stock outstanding at December 31, 2010 were exercised. The following table summarizes the preferred stock warrant activity during 2011 (in thousands, except per share amounts):

			For the Year Ended December 31, 2011
Warrant of Preferred Stock Issued	Exercise Price Per Share	Outstanding at December 31, 2010	Shares Issued Upon Net Exercise	Shares Issued Upon Cash Exercise	Outstanding at December 31, 2011
Series C	$1.60	380	197	155	—
Series D	$2.40	3,333	2,901	—	—
Series D	$2.40	208	—	208	—
Series D	$1.60	141	123	—	—
Series E	$2.40	1,054	43	1,006	—
Series E	$1.65	485	423	—	—

The fair value of the warrants to purchase the Company’s preferred stock was determined using a Black-Scholes option pricing model.

The following weighted-average assumptions were used to determine the fair value of the Series C, Series D, and Series E Preferred Stock warrants at each of the respective exercise dates summarized above during March 2011 and December 31, 2010:

	Series C		Series D		Series E
	March, 2011	December 31, 2010	March, 2011	December 31, 2010	March, 2011	December 31, 2010
Risk-free interest rate	0.1%	0.1%	0.1%	0.2%	0.1%	0.2%
Expected term (in years)	—	0.5	—	0.9	—	0.7
Estimated dividend yield	—%	—%	—%	—%	—%	—%
Weighted-average estimated	43.1%	43.8%	43.1%	43.8%	43.1%	43.8%
Fair value (in thousands)	$3,905	$2,945	$56,445	$25,740	$21,965	$11,071

At December 31, 2011, the Company has reserved 130,208 shares of common stock issuable upon the exercise of warrants to purchase common stock.

9.	STOCK OPTION PLANS

1999 and 2009 Plans

In November 1999, the Company adopted the 1999 Stock Plan (“1999 Plan”) as amended. In January 2009, the Company created the 2009 Plan (“2009 Plan”) as amended. Stock options granted under the 1999 and 2009 Plans may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. Stock purchase rights may also be granted under the 1999 and 2009 Plans. The Board of Directors determines the period over which stock options become exercisable. However, except in specific cases of stock options granted to officers, directors and consultants, stock options become exercisable at a rate of not less than 20% per year over 5 years from the date the stock options are granted. Options granted under the 1999 and 2009 Plans expire ten years after the grant date and generally vest one-fourth on the first anniversary of the grant and ratably thereafter for the following 36 months. The exercise price of incentive stock options and non-statutory stock options cannot be less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date as determined by the Company’s Board of Directors. If an individual owns stock representing more than 10% of the outstanding shares, the price of each incentive stock option or non-statutory stock option share must be at least 110% of fair market value, as determined by the Board of Directors. The term of the stock options is 10 years except for incentive stock options granted to an individual who owns stock representing more than 10% of the outstanding shares, in which case the term of the stock options is 5 years. The Company may also grant options that are immediately exercisable upon the Board of Directors’ approval. On September 20, 2010, the Company granted a board member immediately exercisable options to purchase 60,000 shares of common stock at an exercise price of $2.76 per share. One-third of the options granted vest on the first anniversary of the vesting commencement date and the remaining options vest ratably thereafter for the following 24 months. The option holder elected to early exercise all of the options for a total purchase price of $165,600. The Company has the right to repurchase the unvested shares if the option holder ceases to provide services to the Company. All the shares subject to the Company’s repurchase right were unvested as of December 31, 2010. At December 31, 2011, 30,000 shares were subject to the Company’s repurchase right. The proceeds received from the early exercise of these options are recorded in other noncurrent liabilities and are subsequently reclassified to equity as they vest.

At December 31, 2011, no shares are issuable under the 1999 and 2009 Plans.

2010 Plan

In March 2011, upon the completion of the Company’s initial public offering, the Company adopted the 2010 Plan and the Company will no longer grant any additional awards under the 1999 Plan and the 2009 Plan. However, the 1999 Plan and the 2009 Plan will continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan. Upon the adoption of the 2010 Plan, the maximum aggregate number of shares issuable thereunder was 3,680,480 shares, plus (i) any shares subject to stock options or similar awards granted under the 1999 Plan or 2009 Plan prior to March 16, 2011 that expire or otherwise terminate without having been exercised in full and (ii) shares issued pursuant to awards granted under the 1999 Plan and 2009 Plan that are forfeited to or repurchased by the Company after March 16, 2011, with the maximum number of shares to be added to the 2010 Plan from the 1999 Plan and 2009 Plan equal to 5,614,369 shares of common stock. In addition, the number of shares available for issuance under the 2010 Plan will be annually increased on the first day of each fiscal year beginning with 2012, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s Board of Directors determines.

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

Stock Options

The exercise price of stock options granted under the 2010 Plan must equal at least the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years; provided, however, that an incentive stock option held by a participant who owns more than 10% of the total combined voting power of all classes of the Company’s stock, may not have a term in excess of five years and must have an exercise price of at least 110% of the fair market value of the Company’s common stock on the grant date.

Restricted Stock Awards

The Company may grant restricted stock under the 2010 Plan. Restricted stock awards are grants of shares of the Company’s common stock that are subject to various restrictions, including restrictions on transferability and forfeiture provisions. Recipients of restricted stock awards generally will have voting and dividend rights with respect to such shares upon grant without regard to vesting, unless the Board of Directors provides otherwise. Shares of restricted stock that do not vest for any reason will be forfeited by the recipient and will revert to the Company. The fair value of each share of restricted stock granted is equal to the grant date fair market value of the Company’s common stock. On December 1, 2011, the Company granted fully vested restricted stock awards for an aggregate of 7,500 shares of common stock under the 2010 Plan.

Restricted Stock Units

The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2011, the Company granted 12,500 restricted stock units under the 2010 Plan.

Stock Appreciation Rights

The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of December 31, 2011, no stock appreciation rights had been granted under the 2010 Plan.

Performance Units/Performance Shares

The Company may also grant performance units and performance shares under the 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals for a predetermined performance period, established by the Board of Directors, are achieved or the awards otherwise vest. The fair value of each performance unit and performance share awarded is equal to the fair market value of the Company’s common stock at the close of the applicable performance period. The payment of performance units and performance shares may be in the form of cash, shares, or a combination thereof, as determined by the Board of Directors. As of December 31, 2011, no performance units or performance shares had been granted under the 2010 Plan.

Under the 2010 Plan, 2,420,282 shares remained available for issuance, at December 31, 2011.

The following table summarizes the stock option activity under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2010	5,347	$2.33	8.2	$35,026
Granted	1,674	$13.21	9.5
Exercised	(1,440)	$0.68	5.9
Forfeited	(106)	$4.95

Outstanding, December 31, 2011	5,475	$6.04	8.3	$66,817

Exercisable at December 31, 2011	2,233	$2.24	7.2	$35,742
Vested and expected to vest at December 31, 2011	5,262	$5.83	8.2	$65,328

The following table summarizes information about stock options outstanding and exercisable under the Company’s equity incentive plans at December 31, 2011 (in thousands):

	Options Outstanding at December 31, 2011		Options Exercisable at December 31, 2011
	Number	Weighted Average Remaining Contractual Life (in years)	Number	Weighted Average Remaining Contractual Life (in years)
Exercise price
$0.34	738	5.4	738	5.4
$0.53	585	7.0	461	7.0
$1.26	398	8.0	232	8.0
$1.65	655	8.3	253	8.3
$5.93	505	8.7	164	8.7
$6.51	955	8.9	259	8.9
$8.88	399	9.0	122	9.0
$12.54	333	9.8	—	—
$13.00	137	9.2	4	9.2
$14.34	337	9.8	—	—
$15.41	62	9.7	—	—
$16.24	113	9.9	—	—
$17.16	35	9.6	—	—
$17.92	223	9.5	—	—

	5,475	8.3	2,233	7.2

The total intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $19.5 million, $9.8 million, and $0, respectively. The Company recognized compensation expense related to options of $3.8 million, $856,000, and $331,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

Unrecognized compensation expense relating to stock options was $14.0 million at December 31, 2011 which is expected to be recognized over a weighted-average period of 2.9 years.

The aggregate grant date fair value of stock options granted for the years ended December 31, 2011, 2010 and 2009 was $11.9 million, $7.9 million, and $0.4 million, respectively.

On November 19, 2010, the Company modified the exercise price of options to purchase 568,118 shares of common stock that were granted on September 20, 2010 from $2.76 per share to $5.93 per share. The modification of the exercise price did not result in any incremental stock-based compensation expense.

Restricted Stock Awards

On December 1, 2011, the Company granted fully vested restricted stock awards for an aggregate of 7,500 shares of common stock with an aggregate grant date fair value of $0.1 million, which was recognized as compensation expense in 2011.

Restricted Stock Units

Restricted stock unit activity for the year ended December 31, 2011 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value

Nonvested shares subject to restricted stock units outstanding at December 31, 2010	270	$7.55
Granted	117	12.30
Vested	(17)	11.36

Nonvested shares subject to restricted stock units outstanding at December 31, 2011	370	$8.88

The Company recognized compensation expense related to restricted stock units of $0.6 million and $51,000 for the years ended December 31, 2011 and 2010, respectively. Unrecognized compensation expense related to nonvested restricted stock units was $2.7 million at December 31, 2011, which is expected to be recognized as expense over the weighted-average period 2.6 years.

Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock units and restricted stock awards is included in the following line items in the accompanying Consolidated Statement of Operations for the years ended December 31, 2011, 2010, and 2009 (in thousands):

	Years ended December 31,
	2011	2010	2009

Cost of revenue	$581	$69	$27
Sales and marketing expense	1,121	345	221
Research and development expense	755	132	22
General and administrative expense	2,045	361	61

Total	$4,502	$907	$331

In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

10.	INCOME TAXES

The components of the Company’s loss before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
United States	$(60,300)	$(42,341)	$(8,320)
Foreign	(3,419)	(5,892)	—

Loss before provision for income taxes	$(63,719)	$(48,233)	$(8,320)

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Current income tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	181	137	72

Total current income tax provision	181	137	72

Deferred income tax (benefit) provision:
Federal	—	—	—
State	—	—	—
Foreign	—	—	—

Total deferred income tax provision	—	—	—

Total income tax provision	$181	$137	$72

On a consolidated basis, the Company has incurred operating losses and has recorded a full valuation allowance against its deferred tax assets for all periods to date and, accordingly, has not recorded a provision for income taxes for any of the periods presented other than provisions for foreign income taxes. Certain foreign subsidiaries and branches of the Company provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.

The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to income (loss) before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
U.S. Federal tax benefit at statutory rates	$(21,688)	$(16,399)	$(2,829)
State income taxes, net of federal tax benefit	(916)	(561)	(335)
Preferred stock warrant charges	14,470	11,585	730
Permanent differences	662	361	168
Other	425	540	90
Valuation allowance	7,228	4,611	2,248

Total income tax provision	$181	$137	$72

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2011 and 2010 are as follows (in thousands):

	December 31,
	2011	2010
Accrued expenses	$665	$505
Long-lived assets — basis difference	4,874	3,012
Net operating loss carryforwards	20,628	17,151
Stock-based compensation	907	61
Other	344	102

Total deferred tax assets	27,418	20,831

Deferred revenue and accounting method change	(138)	(635)
Prepaid expenses and deferred commissions	(582)	(729)

Total deferred tax liabilities	(720)	(1,364)

Total net deferred tax assets	26,698	19,467
Valuation allowance	(26,698)	(19,467)

Total net deferred tax asset, net of valuation allowance	$—	$—

At December 31, 2011, the Company had federal, state and foreign net operating losses of approximately $50.2 million, $55.5 million and $10.2 million, respectively. The federal net operating loss carryforward will begin expiring in 2019, the state net operating loss carryforward will begin expiring in 2012, and the foreign net operating loss has an unlimited carryforward period.

The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation.

The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $2.2 million at December 31, 2011. When realized, excess windfall tax benefits are credited to additional paid-in capital.

The Company has recorded a full valuation allowance against its otherwise recognizable deferred income tax assets as of December 31, 2011. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $7.2 million, $4.6 million and $2.2 million for the years ended December 31, 2011, 2010 and 2009, respectively, was primarily due to additional net operating losses generated by the Company.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2011, 2010, and 2009 is as follows (in thousands):

	Years Ended December 31,
	2011	2010	2009
Balance at January 1	$276	$148	$78
Additions for tax positions related to the current year	—	128	70

Balance at December 31	$276	$276	$148

The provision for uncertain foreign tax positions relate to business in territories outside of the United States.

The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. Interest and penalties on unrecognized tax benefits of $13,000 were accrued during the 2011 tax year. The amount of accrued interest and penalties on unrecognized tax benefits were $28,000 and $15,000, as of December 31, 2011 and 2010, respectively. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. If the unrecognized tax benefits are recognized, tax expense will reduce by $0.3 million through December 31, 2011. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.

The Company is subject to U.S. federal income tax as well as to income tax in multiple state jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2008 through 2011 tax years. State income tax returns are subject to examination for the 2007 through 2011 tax years.

11.	GEOGRAPHIC INFORMATION

Revenue by geographic region, as determined based on the location of the Company’s clients is set forth below (in thousands):

	Years Ended December 31,
	2011	2010	2009
Revenue
United States	$50,874	$30,061	$22,349
United Kingdom	8,612	7,318	4,183
All other countries	13,536	6,352	2,790

Total revenue	$73,022	$43,731	$29,322

Revenue from clients located in the United States is presented net of a $2.5 million and $2.9 million reduction of revenue relating to a common stock warrant issued to ADP during the years ended December 31, 2011 and 2010, respectively (Note 8).

Property and equipment by region is set forth below (in thousands):

	December 31,
	2011	2010
Property and equipment, net
United States	$2,984	$3,165
United Kingdom	643	765
All other countries	36	46

Total property and equipment, net	$3,663	$3,976

12.	401(K) SAVINGS PLAN

The Company has a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. This plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. To date, there have been no contributions made to the plan by the Company.

13.	COMMITMENTS AND CONTINGENCIES

Leases

The Company has various non-cancelable operating leases for its offices and its managed hosting facility and services. These leases expire at various times through 2019. Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $1.9 million, $1.1 million, $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. The Company finances the purchase of equipment under capital lease arrangements and its SVB Credit Facility (Note 4 and Note 6).

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2011 are as follows (in thousands):

	Operating Leases	Capital Leases
2012	$1,611	$1,751
2013	2,383	736
2014	2,280	350
2015	2,575	20
2016	2,767	4
Thereafter	6,037	—

Total minimum lease payments	$17,653	2,861

Less: Amounts representing interest		(188)

Present value of capital lease obligations		2,673
Less: Current portion		(1,617)

Long-term portion of capital lease obligations		$1,056

Letters of Credit

During June 2011, the Company signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.3 million. The amount of the standby letter of credit was reduced to approximately $0.2 million at November 30, 2011 and will be subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates on December 31, 2011.

During December 2011, the Company signed a standby letter of credit in relation to the Company’s building lease for its corporate location in the amount of $1.0 million under the SVB Credit Facility (Note 6).

Other Commitments

In August 2010, the Company entered into a patent license agreement granting the Company a perpetual license to use a third-party’s e-learning technologies. License fees of $0.4 million and $0.2 million are due in 2012 and 2013, respectively.

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

Taxes

From time to time, various federal, state and other jurisdictional tax authorities undertake review of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for possible exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to its consolidated financial statements.

14.	RELATED PARTY TRANSACTIONS

During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. The Company recorded $101,000 and $37,000 in expenses related to the use of the accounting software for the years ended December 31, 2011 and 2010, respectively.

15.	SUBSEQUENT EVENTS

On January 1, 2012, shares issuable under the Company’s 2010 Employee Stock Purchase Plan increased by 492,740 shares and shares issuable under the Company’s 2010 Plan increased by 2,217,331 shares in accordance with the automatic annual increase provisions of such plans. No shares have been issued under the 2010 Employee Stock Purchase Plan.

On January 13, 2012, the Company entered into an agreement to purchase intellectual property rights related to a learning application for $0.8 million which was financed through third-party debt agreement. Payments of approximately $0.2 million are due in 2012, 2013, 2014 and 2015.

From January 1, 2012 through March 2, 2012, the Board of Directors granted stock options to purchase 673,332 at a weighted-average exercise price of $18.84 per share. The stock options vest over four years.

16.	SELECTED QUARTERLY DATA (UNAUDITED)

The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2011 and 2010 have been prepared on a basis consistent with the Company’s audited annual financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements.

Quarter Ended
	(in thousands)
	Mar. 31, 2010	June 30, 2010	Sept. 30, 2010	Dec. 31, 2010	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Gross revenue	$9,670	$10,613	$12,289	$14,036	$15,747	$17,370	$20,019	$22,386
Common stock warrant charge(1)	—	—	—	(2,877)	—	(2,500)	—	—

Net revenue	9,670	10,613	12,289	11,159	15,747	14,870	20,019	22,386
Cost of revenue	3,064	3,163	3,898	4,155	4,579	4,953	5,371	6,382

Gross profit	6,606	7,450	8,391	7,004	11,168	9,917	14,648	16,004
Operating expenses:
Sales and marketing	6,366	6,580	6,955	8,233	9,845	10,868	11,531	13,529
Research and development	1,004	1,141	1,403	2,054	2,322	2,616	2,670	2,541
General and administrative	1,416	1,700	2,434	3,005	3,553	3,585	3,439	4,545

Total operating expenses	8,786	9,421	10,792	13,292	15,720	17,069	17,640	20,615

Loss from operations	(2,180)	(1,971)	(2,401)	(6,288)	(4,552)	(7,152)	(2,992)	(4,611)
Other income (expense):
Interest income (expense) and other income (expense), net	(335)	(266)	(161)	(558)	(448)	124	(1,233)	(296)
Change in fair value of preferred stock warrant liabilities	(1,272)	(3,170)	(19,635)	(9,996)	(42,559)	—	—	—

Loss before provision for income taxes	(3,787)	(5,407)	(22,197)	(16,842)	(47,559)	(7,028)	(4,225)	(4,907)
Provision for income taxes	(30)	(29)	(10)	(68)	(34)	(46)	(52)	(49)

Net loss	$(3,817)	$(5,436)	$(22,207)	$(16,910)	$(47,593)	$(7,074)	$(4,277)	$(4,956)
Accretion of redeemable preferred stock	$(764)	$(1,241)	$(2,719)	$(3,511)	$(5,208)	$—	$—	$—

Net loss attributable to common stockholders	$(4,581)	$(6,677)	$(24,926)	$(20,421)	$(52,801)	$(7,074)	$(4,277)	$(4,956)

Net loss per share attributable to common stockholders, basic and diluted	$(0.54)	$(0.78)	$(2.67)	$(1.96)	$(3.65)	$(0.15)	$(0.09)	$(0.10)

Weighted average common shares outstanding, basic and diluted	8,526	8,550	9,323	10,404	14,453	47,765	48,018	48,597

(1)	Represents reductions of revenue related to the issuance of a common stock warrants in each of the respective quarters. See Note 8.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

    (a) Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

    (b) Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

    (c) Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Executive Officers

Our executive officers and their ages as of December 31, 2011 are as follows:

Name	Age	Position
Adam L. Miller	42	President and Chief Executive Officer, Director
Perry A. Wallack	42	Chief Financial Officer
Steven D. Seymour	42	Executive Vice President of Strategic Accounts
Vincent Belliveau	36	Senior Vice President and General Manager of Europe, Middle East and Africa
David J. Carter	48	Senior Vice President of Sales
Mark Goldin	50	Chief Technology Officer

Our executive officers are appointed by, and serve at the discretion of, the Board of Directors. There is no family relationship between any of our executive officers or directors.

Adam L. Miller founded the company and has been our President and Chief Executive Officer since May 1999 and a member of our board of directors since May 1999. In addition to strategy, sales and operations, Mr. Miller has led our product development efforts since our inception. Prior to founding Cornerstone, Mr. Miller was an investment banker with Schroders plc, a financial services firm. Since its formation, Mr. Miller has served as the Chairman of the Cornerstone OnDemand Foundation, which leverages Cornerstone’s expertise, solutions and partner ecosystem to help empower communities. Mr. Miller also writes and speaks extensively about talent management and on-demand software. Mr. Miller holds a J.D. from the School of Law of the University of California, Los Angeles (UCLA), an M.B.A. from UCLA’s Anderson School of Business, a B.A. from the University of Pennsylvania (Penn) and a B.S. from Penn’s Wharton School of Business. He also earned C.P.A. (inactive) and Series 7 certifications.

Perry A. Wallack co-founded the company and has served as our Vice President of Finance, and later as our Chief Financial Officer, since August 1999. Prior to co-founding the company, from 1998 to 1999, Mr. Wallack was a Business Manager with Grant, Tani, Barish and Altman, Inc., a business management firm. From 1992 to 1998, Mr. Wallack held several roles including, Staff Accountant, Senior Accountant, and Manager at Ernst & Young LLP, an auditing firm. Mr. Wallack holds a B.A. in Economics from the University of Michigan, Ann Arbor and earned his C.P.A. (inactive) in 1996.

Steven D. Seymour co-founded the company and has served as our Vice President of Strategic Accounts, and later as our Executive Vice President of Strategic Accounts, since January 2001. Prior to co-founding the company, Mr. Seymour was a Vice President in the High Net Worth group of Schroder plc, a financial services firm. Mr. Seymour holds a B.S. in Economics and a B.A. in English from the University of Southern California.

Vincent Belliveau serves as our Senior Vice President and General Manager of Europe, Middle East and Africa, or EMEA. Mr. Belliveau served as our General Manager of EMEA from June 2007 until his promotion to Senior Vice President and General Manager of EMEA on October 1, 2011. Prior to joining us, Mr. Belliveau served as the North East Europe Director of the Master Data Management and Information Integration Solutions division of International Business Machines Corporation, a technology systems and services company, from July 2005 to May 2007, and its EMEA Sales Director for its WebSphere Product Center Software from September 2004 to July 2005. In addition, from May 2002 until September 2004, Mr. Belliveau served as the European Sales Director at Trigo Technologies, Inc. Early in his career, from November 1997 until January 2000, Mr. Belliveau was a Business Analyst at McKinsey and Company. Mr. Belliveau received his Commerce Baccalaureate (B.Com) from McGill University, where he majored in Accounting and Finance.

David J. Carter serves as our Senior Vice President of Sales. Mr. Carter served as our Vice President of Sales from June 2008 until his promotion to Senior Vice President of Sales on October 1, 2011. Prior to joining us, Mr. Carter served as Vice President of Sales at Accenture BPO Services, a wholly owned subsidiary of Accenture LLC, from June 2006 to June 2008, and Savista Corporation, which was acquired by Accenture LLC, from October 2004 to June 2006, both of which were human resource outsourcing services providers. Previously, Mr. Carter served as Vice President of Sales at Ceridian Corporation, a human resource services company, from July 2000 to October 2004. Prior to Ceridian, Mr. Carter was Vice President of Sales at ProBusiness Services, Inc., a provider of payroll and benefits administration solutions. Mr. Carter holds a B.A. in Economics from Clark University.

Mark Goldin has served as our Chief Technology Officer since June 2010. Prior to joining us, Mr. Goldin served as Chief Technology Officer at DestinationRx, Inc., a healthcare data management company, from September 2009 to June 2010. From August 2005 to September 2008, Mr. Goldin was Chief Operations and Technology Officer at Green Dot Corporation, a financial services company. Prior to Green Dot, from December 1992 to August 2005, Mr. Goldin served as Senior Vice President and Chief Technology Officer at Thomson Elite, a provider of technology solutions for professional services firms and currently part of Thomson Reuters Corporation.

Information with respect to our directors, our code of business conduct and ethics, and corporate governance matters is included under the caption “Proposal One—Election of Directors” in our Proxy Statement for the 2012 Annual Meeting of Stockholders, which will be filed within 120 days of our fiscal year ended December 31, 2011, and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2012 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the information disclosed under the caption “Executive Compensation and Related Information” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information disclosed under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information disclosed under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information disclosed under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2012 Annual Meeting of Stockholders.

With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, Cornerstone’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements: See the Index to Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K.

Financial Statement Schedules: All schedules are omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

Exhibits: See the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 6, 2012.

CORNERSTONE ONDEMAND, INC.

By:	/s/ Adam L. Miller

Name:	Adam L. Miller

Title:	President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam L. Miller and Perry A. Wallack, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller Adam L. Miller	President, Chief Executive Officer and Director (principal executive officer)	March 6, 2012

/s/ Perry A. Wallack Perry A. Wallack	Chief Financial Officer (principal financial and accounting officer)	March 6, 2012

/s/ R. C. Mark Baker R. C. Mark Baker	Director	March 6, 2012

/s/ Harold W. Burlingame Harold W. Burlingame	Director	March 6, 2012

/s/ Byron B. Deeter Byron B. Deeter	Director	March 6, 2012

/s/ James McGeever James McGeever	Director	March 6, 2012

Signature	Title	Date

/s/ Neil Sadaranganey Neil Sadaranganey	Director	March 6, 2012

/s/ Robert D. Ward Robert D. Ward	Director	March 6, 2012

Exhibits and Financial Statements

Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010

10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended and currently in effect.	S-1	333-169621	10.2	September 29, 2010

10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements, as currently in effect.	S-1	333-169621	10.3	September 29, 2010

10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010

10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010

10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010

10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010

10.7*	Employment Agreement between the Registrant and Perry Wallack, dated as of November 8, 2010.	S-1/A	333-169621	10.7	November 9, 2010

10.8*	Employment Agreement between the Registrant and Steven Seymour, dated as of November 8, 2010.	S-1/A	333-169621	10.8	November 9, 2010

10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

10.9A*	2009 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9A	February 11, 2011

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

10.9B*	2010 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9B	February 11, 2011

10.9C*	2011 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9C	February 11, 2011

10.10*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011

10.10A*	2009 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10A	February 11, 2011

10.10B*	2010 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10B	February 11, 2011

10.10C*	2011 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10C	February 11, 2011

10.11*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010

10.12	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 20, 2010, as amended May 26, 2011.	S-1	333-175669	10.12	July 20, 2011

10.13	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010

10.14	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010

10.15A*	Description of 2011 Executive Compensation Plan	8-K	001-35098	n/a	July 13, 2011

10.15B*	Revision to Description of 2011 Executive Compensation Plan	8-K	001-35098	n/a	September 9, 2011

10.16	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011

21.1	List of subsidiaries of the Registrant

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-K, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.