Form 10-Q
period 2012-03-31
Cornerstone OnDemand Inc
filed 2012-05-15
CIK 1401680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 7, 2012
Common Stock	49,774,141

CORNERSTONE ONDEMAND, INC.

QUARTERLY REPORT ON FORM 10-Q

TRADEMARKS

© Copyright 2012 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand appearing in this Quarterly Report on Form 10-Q are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$87,186	$85,409
Accounts receivable, net	25,096	34,110
Deferred commissions	3,895	3,537
Prepaid expenses and other current assets	4,015	3,789

Total current assets	120,192	126,845
Capitalized software development costs, net	4,760	4,106
Property and equipment, net	4,182	3,663
Other assets, net	1,541	748

Total Assets	$130,675	$135,362

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$5,357	$3,834
Accrued expenses	5,631	8,039
Deferred revenue, current portion	53,003	52,338
Capital lease obligations, current portion	1,701	1,617
Debt, current portion	456	265
Other liabilities	752	996

Total current liabilities	66,900	67,089
Other liabilities, non-current	1,145	806
Deferred revenue, net of current portion	2,834	3,542
Capital lease obligations, net of current portion	1,447	1,056
Long-term debt, net of current portion	957	409

Total liabilities	73,283	72,902
Commitments and contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 49,702 and 49,274 shares issued and outstanding at March 31, 2012 and December 31, 2011	5	5
Additional paid-in capital	230,110	226,916
Accumulated deficit	(172,757)	(164,651)
Accumulated other comprehensive income	34	190

Total stockholders’ equity	57,392	62,460

Total Liabilities and Stockholders’ Equity	$130,675	$135,362

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Revenue	$24,002	$15,747
Cost of revenue	6,844	4,579

Gross profit	17,158	11,168
Operating expenses:
Sales and marketing	16,237	9,845
Research and development	3,093	2,322
General and administrative	5,954	3,553

Total operating expenses	25,284	15,720

Loss from operations	(8,126)	(4,552)
Other income (expense):
Interest expense	(143)	(684)
Change in fair value of preferred stock warrant liabilities	—	(42,559)
Other, net	239	236

Other income (expense), net	96	(43,007)

Loss before provision for income taxes	(8,030)	(47,559)
Provision for income taxes	(82)	(34)

Net loss	$(8,112)	$(47,593)
Accretion of redeemable preferred stock	—	(5,208)

Net loss attributable to common stockholders	$(8,112)	$(52,801)

Net loss per share attributable to common stockholders, basic and diluted	$(0.16)	$(3.65)

Weighted average common shares outstanding, basic and diluted	49,384	14,453

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Net loss	$(8,112)	$(47,593)
Foreign currency translation adjustment, net of tax	(157)	(82)

Total comprehensive loss	$(8,269)	$(47,675)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(8,112)	$(47,593)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,161	823
Non-cash interest expense	68	387
Change in fair value of preferred stock warrant liabilities	—	42,559
Unrealized foreign exchange gain	(201)	—
Stock-based compensation expense	2,499	805
Non-cash charitable contribution of common stock	—	193
Changes in operating assets and liabilities:
Accounts receivable	9,225	5,744
Deferred commissions	(279)	(305)
Prepaid expenses and other assets	(269)	(1,077)
Accounts payable	1,426	1,474
Accrued expenses	(2,301)	(10)
Deferred revenue	(362)	(1,415)
Other liabilities	174	(194)

Net cash provided by operating activities	3,029	1,391

Cash flows from investing activities:
Purchases of property and equipment	(46)	(64)
Capitalized software costs	(1,264)	(663)

Net cash used in investing activities	(1,310)	(727)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	90,539
Payments of initial public offering costs	—	(1,256)
Proceeds from issuance of preferred stock upon warrant exercises	—	3,163
Repayment of debt	(210)	(9,072)
Principal payments under capital lease and financing obligations	(449)	(398)
Proceeds from stock option exercises	594	179
Proceeds from common stock warrant exercises	—	159

Net cash (used in) provided by financing activities	(65)	83,314

Effect of exchange rate changes on cash and cash equivalents	123	—

Net increase in cash and cash equivalents	1,777	83,978
Cash and cash equivalents at beginning of period	85,409	7,067

Cash and cash equivalents at end of period	$87,186	$91,045

Supplemental cash flow information:
Cash paid for interest	$75	$325
Cash paid for income taxes	$200	$43
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$132,775
Assets acquired under capital leases and other financing arrangements	$1,775	$193
Capitalized assets financed by accounts payable and accrued expenses	$47	$—
Capitalized stock-based compensation	$87	$42
Deferred offering costs included in accounts payable and accrued expenses	$—	$2,377

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

As part of the offering, an additional 4,575,000 shares of common stock were sold by certain existing stockholders at a price of $13.00 per share. The Company did not receive any of the proceeds from the sale of such shares by the selling stockholders.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the interim periods presented. Results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Form 10-K filed with the Securities and Exchange Commission on March 6, 2012.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” The primary focus of this standard is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While this ASU does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. This guidance was effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard during the three months ended March 31, 2012. The adoption did not have any material impact on the financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This update requires companies to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for fiscal periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows. The Company adopted this standard in the three months ended March 31, 2012 by including a new separate statement labeled “Consolidated Statements of Comprehensive Income.” As of March 31, 2012, accumulated other comprehensive income comprises foreign currency translation adjustments.

2. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents our basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2012	2011
Net loss attributable to common stockholders	$(8,112)	$(52,801)

Weighted-average shares of common stock outstanding	49,384	14,453

Net loss per share attributable to common stockholders – basic and diluted	$(0.16)	$(3.65)

At March 31, 2012 and 2011, anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders were (in thousands):

	March 31,
	2012	2011
Options to purchase common stock	6,052	5,699
Common stock subject to repurchase	25	60
Common stock warrants	130	735

Total shares excluded from net loss per share attributable to common stockholders	6,207	6,494

As of March 31, 2012, immediately exercisable options to purchase 75,000 shares of common stock had been granted, of which an option to purchase 60,000 shares of common stock was early exercised during September 2010. Of the 60,000 shares issued upon early exercise of such option during September 2010, 25,000 and 60,000 were unvested and subject to the Company’s repurchase right at March 31, 2012 and March 31, 2011, respectively, and were therefore excluded from the calculation of weighted-average shares of common stock used in calculating net loss per share.

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

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2012 and December 31, 2011 (in thousands):

	March 31, 2012				December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$71,521	$71,521	$—	$—	$71,521	$71,521	$—	$—

At March 31, 2012, cash equivalents of $71.5 million consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.

The following table summarizes the changes in the fair value of preferred stock warrant liability for the three months ended March 31, 2011 (in thousands):

Fair value at December 31, 2010	$39,756
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	42,559
Exercise of preferred stock warrants	(82,315)

Fair value at March 31, 2011	$—

4. DEBT

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

During May 2011, the Company amended the SVB Credit Facility to allow for loan advances, in addition to the amount available under the existing line of credit, of up to an aggregate of $3.0 million for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime rate plus 1.25%, and are amortized monthly over the remaining term, which is the lessor of either 12 or 36 months and May 2015, payable in equal monthly installments of principal plus accrued interest. In May 2011, the Company borrowed approximately $0.7 million under this facility for the purchase of software and equipment. At March 31, 2012, loan advances of $0.5 million were outstanding.

The SVB Credit Facility is subject to certain financial covenants, including a liquidity coverage ratio and achievement of defined performance criteria. At March 31, 2012, $15.7 million was available to support future borrowings under the SVB Credit Facility.

5. STOCK-BASED AWARDS

The following table summarizes the stock option activity for the three months ended March 31, 2011 (in thousands, except per share and term information):

	0000000000	0000000000	0000000000	0000000000
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,475	$6.04	8.3	$66,817
Granted	673	$18.84	9.8
Exercised	(427)	$1.39	6.2
Forfeited	(39)	$12.49

Outstanding, March 31, 2012	5,682	$7.86	8.4	$79,444

	0000000000	0000000000	0000000000	0000000000
	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	2,233	$2.24	7.2	$35,742
Vested and expected to vest at December 31, 2011	5,262	$5.83	8.2	$65,328
Exercisable at March 31, 2012	2,210	$3.62	7.4	$40,270
Vested and expected to vest at March 31, 2012	5,592	$7.83	8.3	$78,356

Unrecognized compensation expense relating to stock options was $19.2 million at March 31, 2012, which is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate grant date fair value of stock options granted for the three months ended March 31, 2012 was $6.5 million.

Restricted Stock Units

At March 31, 2012, 370,000 of nonvested shares restricted stock units were outstanding at March 31, 2012. Unrecognized compensation expense related to nonvested restricted stock units was $2.5 million at March 31, 2012, which is expected to be recognized into expense over the weighted-average period of 2.4 years.

Stock-Based Compensation

Stock-based compensation expense related to stock options and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Cost of revenue	$491	$46
Sales and marketing expense	478	212
Research and development expense	144	114
General and administrative expense	1,386	433

Total	$2,499	$805

6. INCOME TAXES

The Company’s income tax expense was $82,000 and the effective income tax rate was (1.0)% for the three months ended March 31, 2012, as compared to an income tax expense of $34,000 and an effective income tax rate of (0.1)% for the three months ended March 31, 2011. The increase in the income tax expense primarily relates to additional foreign income taxes. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.

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

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2008 and 2007 for its U.S. federal income tax returns and state income tax returns, respectively. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than our expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.

7. COMMITMENTS AND CONTINGENCIES

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

License and Capital Lease Commitments

On January 13, 2012, the Company entered into an agreement to purchase intellectual property rights related to a software application for $0.8 million which was financed through a third-party debt agreement. Payments of approximately $0.2 million are due in 2012, 2013, 2014 and 2015.

During the three months ended March 31, 2012, the Company financed the purchase of equipment through capital lease agreements that increased its capital lease commitments by approximately $1.0 million through 2015.

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

8. SUBSEQUENT EVENTS

During April and May 2012, the Board of Directors granted stock options to purchase 769,364 shares of common stock at a weighted-average exercise price of $21.07 per share. The stock options vest over four years. On May 1, 2012, the Board of Directors granted restricted stock units for 88,812 shares of common stock which vest over two years.

During April 2012, the Company entered into operating leases in France and New Zealand, with operating lease commitments of approximately $0.4 million due through 2013 and also entered into an e-learning content reseller agreement with a third-party content provider. The Company is obligated to pay license fees under the e-learning content reseller agreement of $0.8 million in 2012, 2013 and 2014 under this agreement. During May 2012, the Company entered into a capital lease agreement that increased its capital lease commitments by approximately 0.2 million.

On April 5, 2012, the Company completed the acquisition of Sonar Limited, a New Zealand based cloud talent management solutions provider serving small business globally, for approximately $12.5 million in cash and 46,694 restricted shares of common stock of the Company, with a fair value of $1.0 million. As of the date of issuance of the interim financial statements for the quarter ended March 31, 2012, the initial accounting for the acquisition, including the allocation of the purchase price to the net tangible and intangible assets, is incomplete. The Company expects to complete the accounting for the acquisition during the quarter ending June 30, 2012.

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

Overview

We are a leading global provider of a comprehensive learning and talent management solution delivered as software-as-a-service, or SaaS. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders and enabling an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. We currently have 891 clients who use our solution to empower approximately 8.2 million users across 180 countries and 32 languages.

Our product offering consists of four integrated clouds for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our solution as well as third-party e-learning content for use with our solution.

We founded our business in 1999 to improve access to education through the distribution of online educational content to individuals, small businesses and large corporations. Our distribution model was built using Internet technologies that are now known as software-as-a-service. When the Internet “bubble” burst in 2000, we focused on corporations that needed tools to manage compliance and on-boarding of employees as well as to link learning to employee performance, leadership development and knowledge management. As a result of our work with clients to address their particular challenges, we had as early as 2001 developed the foundation for a comprehensive learning and talent management cloud-based solution that included functionality for learning management and performance management. In 2006, we added our extended enterprise functionality which helps clients extend learning and talent management to their customers, vendors and distributors. During the first quarter of 2012, we added our recruiting cloud. The recruiting cloud supports the modern ways that businesses source, recruit, hire and onboard new employees.

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

In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 2007 and March 31, 2012, our number of users increased from 859,000 to approximately 8.2 million. In 2009, after a highly competitive process involving a number of potential providers, ADP chose to enter into a distributor agreement with us that allows ADP to sell our solution globally.

On April 5, 2012, we completed the acquisition of Sonar Limited, a New Zealand cloud-based talent management solutions provider serving small business globally. Sonar Limited’s talent management solutions will be rebranded as Cornerstone Small Business and will be sold principally to clients with less than 500 employees, while our integrated clouds will continue to be sold to companies with 500 or more employees. Cornerstone Small Business will not be integrated into the Cornerstone solution.

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

We target our sales and marketing efforts at large and mid-sized clients, and our solution can be used in all industry vertical segments. We also continue to market and sell to existing clients, who may renew their subscriptions, add clouds, broaden the deployment of our solution across their organizations and increase the usage of our solution over time. For 2010 and 2011, no single client or distributor accounted for more than 10% of our revenue. Our number of clients has grown from 105 at December 31, 2007 to 481 at December 31, 2010 and to 805 at December 31, 2011. Our number of clients has grown to 891 at March 31, 2012 from 805 at December 31, 2011 and 562 at March 31, 2011.

We recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as these services are performed. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $24.0 million for the three months ended March 31, 2012 from $15.7 million for the three months ended March 31, 2011.

We have historically experienced seasonality in terms of when we enter into client agreements. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year and usually sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks, of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. Due to the seasonality of when we enter into client agreements, generally in the fourth quarter of each year, and the timing in which we invoice our clients for annual subscription periods, our deferred revenue decreased slightly to $55.8 million at March 31, 2012 from $55.9 million at December 31, 2011. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.

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

We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we improve the existing functionality for our solution. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of both our growth and our continued transition to operating as a public company. In addition, to the extent that we make additional strategic acquisitions in the future, like our recent acquisition of Sonar Limited, our investments in operations may increase.

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

•

Bookings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track bookings, which is a non-GAAP financial measure defined as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance in bookings to reflect new business activity in the period evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional clouds to existing clients, the addition of incremental users by existing clients and client renewals. We exclude non-cash reductions of revenue related to the issuance of common stock warrants because these charges do not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. Bookings are affected by our billing terms, and any changes in those billing terms may shift bookings between periods. Due to the seasonality of our sales, bookings growth is inconsistent from quarter to quarter throughout a calendar year. For a reconciliation of bookings to revenue, please see “Results of Operations – Revenue and Metrics.”

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

We expect our general and administrative expenses to increase as we continue to expand our operations, hire additional personnel and incur costs as a public company. We expect to incur increased expenses related to outside legal counsel assistance, accounting and auditing activities, compliance with the SEC requirements and enhancing our internal control environment through the adoption and administration of new corporate policies.

Other

•

Interest Expense. Interest expense consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; amortization of debt issuance costs and debt discounts.

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

Critical Accounting Policies and Estimates

Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the Securities and Exchange Commission on March 6, 2012.

As of March 31, 2012, there have been no material changes to our critical accounting policies since December 31, 2011.

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

	Three Months Ended March 31,
	2012	2011
Revenue	$24,002	$15,747
Cost of revenue	6,844	4,579

Gross profit	17,158	11,168
Operating expenses:
Sales and marketing	16,237	9,845
Research and development	3,093	2,322
General and administrative	5,954	3,553

Total operating expenses	25,284	15,720

Loss from operations	(8,126)	(4,552)
Other income (expense):
Interest expense	(143)	(684)
Change in fair value of preferred stock warrant liabilities	—	(42,559)
Other, net	239	236

Other income (expense), net	96	(43,007)

Loss before provision for income taxes	(8,030)	(47,559)
Provision for income taxes	(82)	(34)

Net loss	$(8,112)	$(47,593)

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

Revenue and Metrics

	At or For Three Months Ended March 31,
	2012	2011
Revenue (in thousands)	$24,002	$15,747
Bookings (in thousands)	$23,959	$14,331
Number of clients	891	562
Number of users (rounded to nearest thousand)	8,181	5,221

Revenue increased $8.3 million, or 52%, for the three months ended March 31, 2012 as compared to the same period in 2011. Revenue growth in the three months ended March 31, 2012 was driven by $8.0 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Revenue for the three months ended March 31, 2012 from client agreements signed prior to the first quarter of 2012 was $22.3 million, compared to revenue for the three months ended March 31, 2011 from client agreements signed prior to the first quarter of 2011 of $14.3 million. Revenue in the United States increased by $5.8 million, or 52%, for the three months ended March 31, 2012 as compared to the same period in 2011, while international revenue increased by $2.5 million, or 53%, during the same period. The increase in domestic and international sales was mainly attributable to the acquisition of 210 domestic and 119 international clients, respectively, during the period from March 31, 2011 through March 31, 2012. As a percentage of total revenue, international revenue accounted for 30% in the three months ended March 31, 2012 and March 31, 2011.

Bookings increased 67% for the three months ended March 31, 2012, as compared to the same period in 2011. The increase in bookings for the three months ended March 31, 2012 is attributable to a 52% increase in revenue for the three months ended March 31, 2012 as compared to the same period in 2011. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue based on proportional performance over the period the services are performed. Our number of clients grew 11% at March 31, 2012 compared to December 31, 2011, 59% compared to March 31, 2011, and 85% compared to December 31, 2010. Our number of users increased 9% at March 31, 2012 compared to December 31, 2011, 57% compared to March 31, 2011 and 66% compared to December 31, 2010, due primarily to the acquisition of new clients, although we also increased the number of users within existing clients.

As discussed above under the heading “Metrics,” bookings is a non-GAAP financial measure defined as the sum of revenue and the change in the deferred revenue balance for the period. Our management uses bookings in analyzing its financial results and believes it is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate bookings differently or not at all, which may reduce its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended March 31, 2012
Revenue		$24,002
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at March 31, 2012	55,837

Change in deferred revenue	(43)	(43)

Bookings		$23,959

	Deferred Revenue Balance	Three Months Ended March 31, 2011
Revenue		$15,747
Deferred revenue at December 31, 2010	$33,818
Deferred revenue at March 31, 2011	32,403

Change in deferred revenue	(1,415)	(1,415)

Bookings		$14,332

We believe our revenue growth is a result of our continued investment in and development of our direct sales and sales support teams. We believe this investment has enabled us to achieve greater sales coverage and better sales execution, as well as increased marketing activities, which we believe have increased brand awareness and created higher demand for our solution. We have also continued to enhance our comprehensive solution, which we believe has encouraged existing clients to add additional clouds and users.

Cost of Revenue and Gross Margin

	Three Months Ended March 31, (dollars in thousands)
	2012	2011
Cost of revenue	$6,844	$4,579
Gross profit	$17,158	$11,168
Gross margin	72%	71%

Cost of revenue increased $2.3 million, or 49%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was attributable to $1.2 million in increased employee-related costs due to higher headcount, $0.3 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.3 million in increased network infrastructure costs, $0.2 million in increased third-party e-learning costs, $0.2 million in increased amortization of capitalized software, and $0.1 million in increased referral fees.

Our gross margin was 72% for the three months ended March 31, 2012 compared to 71% in the same period in 2011. Our gross profit increased by $6.0 million, or 54%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase in gross margin and gross profit was attributable to increased revenue and our realization of economies of scale in our consulting services and network infrastructure, as we have emphasized continuous improvement in processes for delivering client implementation and support programs.

Sales and Marketing

	Three Months Ended March 31, (dollars in thousands)
	2012	2011

Sales and marketing	$16,237	$9,845
Percent of revenue	68%	63%

Sales and marketing expenses increased $6.4 million, or 65%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was attributable to the expansion of our sales force to address increased opportunities in new and existing markets and increases in marketing programs. Total headcount in sales and marketing at March 31, 2012 increased 54% compared to March 31, 2011, contributing to an increase in employee-related costs of $4.5 million (consisting of increased employee compensation and benefits of $3.1 million, increased commissions of $1.1 million, and increased stock-based compensation of $0.3 million). In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization of $0.9 million, increased travel costs associated with our direct sales teams of $0.5 million and increased costs associated with marketing programs of $0.1 million.

As a percentage of revenue, sales and marketing expenses increased to 68% for the three months ended March 31, 2012 compared to 63% for the same period in 2011. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs, as they vary in scope and scale over periods.

Research and Development

	Three Months Ended March 31, (dollars in thousands)
	2012	2011
Research and development	$3,093	$2,322
Percent of revenue	13%	15%

Research and development expenses increased by $0.8 million, or 33%, for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was principally due to a 39% increase in research and development headcount at March 31, 2012 compared to March 31, 2011 to maintain and improve the functionality of our solution. We incurred increased employee-related costs of $0.2 million arising primarily from increased headcount, consisting of increased employee compensation. In addition, in the three months ended March 31, 2012, we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization of $0.3 million relating to overall increased expenses to support our continued growth, and increased expenses related to third-party consultants of $0.2 million.

We capitalize a portion of our software development costs related to the development and enhancements of our solution, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $1.2 million and $0.7 million of software development costs and amortized $0.6 million and $0.4 million in the three months ended March 31, 2012 and March 31, 2011, respectively.

As we mature as a company, we expect our headcount in research and development to increase. However, we also expect the portion of employee-related costs as a percentage of total development resources that are capitalized as capitalized software costs to decrease.

General and Administrative

	Three Months Ended March 31, (dollars in thousands)
	2012	2011
General and administrative	$5,954	$3,553
Percent of revenue	25%	23%

General and administrative expenses increased by $2.4 million, or 67% for the three months ended March 31, 2012 as compared to the same period in 2011. The increase was driven by increased employee-related costs and increased overhead costs associated with increased headcount and professional fees to support our growing business, operations as a public company and our expansion into new geographic regions. We incurred increased employee-related costs of $1.5 million, consisting of increased employee compensation and benefits of $0.5 million and increased stock-based compensation expense of $1.0 million, as a result of increased headcount and corresponding stock-based compensation awards between March 31, 2011 and March 31, 2012. In addition, in the three months ended March 31, 2012, we incurred increased professional fees of $1.0 million for accounting, audit, legal and tax services and increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.1 million. These increases were partially offset by decreased charitable donations of $0.2 million. General and administrative headcount increased by 31% at March 31, 2012 as compared to March 31, 2011, primarily in our accounting and finance department to support our growth and operations as a public company.

As a percentage of revenue, general and administrative expenses increased to 25% in the three months ended March 31, 2012 compared to 23% in the same period in 2011. This increase was due to revenue increasing at a lower rate than increases in our general and administrative expenses.

Other Income (Expense)

	Three Months Ended March 31,
	(dollars in thousands)
	2012	2011
Interest expense	$(143)	$(684)
Change in fair value of preferred stock warrant liabilities	—	(42,559)
Other, net	239	236

Other income (expense), net	$96	$(43,007)

Interest expense for the three months ended March 31, 2012 decreased by $0.5 million as compared to the same period in 2011 due to decreased borrowings and the write-off of the remaining unamortized debt discount of $0.3 million in the three months ended March 31, 2011 associated with debt that was repaid with proceeds from our initial public offering.

During the three months ended March 31, 2011, we recorded a non-cash charge of $42.6 million related to the change in fair value of our preferred stock warrant liabilities from December 31, 2010 to the respective exercise dates of the warrants in March 2011. We valued our preferred stock warrants at the end of each fiscal period using the Black-Scholes option pricing model. During March 2011, all of our warrants to purchase preferred stock were exercised, and all outstanding shares of preferred stock, including all shares of preferred stock issued upon the exercise of the preferred stock warrants, were converted into common stock on a one-for-one basis. As a result, subsequent to the three months ended March 31, 2011, we no longer record any changes in the fair value of such liabilities in our statement of operations.

Other, net is comprised of foreign exchange gains and losses. Foreign exchange gains for the three months ended March 31, 2012 and 2011 were related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar.

Provision for Income Taxes

	Three Months Ended March 31, (dollars in thousands)
	2012	2011
Provision for income taxes	$(82)	$(34)

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

At March 31, 2012, our principal sources of liquidity were $87.2 million of cash and cash equivalents and $15.7 million available under our credit facility with Silicon Valley Bank (“SVB Credit Facility”), which matures in August 2012. Borrowings under the SVB Credit Facility are available based on a multiple of our contracted monthly recurring revenue, as defined in the agreement governing the facility, and are reduced by the issuance of irrevocable standby letters of credit. Interest is payable monthly, and the principal is due upon maturity. The interest rate is prime plus 1.5% if the outstanding indebtedness under the facility is less than or equal to $5.0 million, and prime plus 2.5% if the outstanding indebtedness is greater than $5.0 million. The SVB Credit Facility requires immediate repayment upon an event of default, as defined in the agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the agreement.

During May 2011, we amended the SVB Credit Facility to allow for up to $3.0 million in loan advances, in addition to the amount available under the existing line of credit specifically for the purchase of software and equipment. Advances for the purchase of software and equipment may be drawn through May 2012, have an interest rate of prime plus 1.25%, and are repayable monthly over a period of either 12 months or 36 months, depending on the items purchased. Any borrowings for the purchase of software and equipment under the SVB Credit Facility survive the original maturity of the SVB Credit Facility of August 2012 and any additional borrowings will be payable in accordance with the repayment schedule of the individual loan advances. In May 2011, we borrowed approximately $0.7 million for the purchase of software and equipment, payable monthly through May 2014. At March 31, 2012, we had $0.5 million outstanding under the SVB Credit Facility.

Our cash flows from operating activities have historically been significantly impacted by the contractual payment terms and patterns of client agreements, as well as our investments in sales and marketing and research and development to drive our business growth.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, existing cash and cash equivalents, together with our ability to borrow under the existing SVB Credit Facility will provide adequate funds for our ongoing operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, the continuing market acceptance of our solution, and to the extent to which we incur costs associated with integrating Sonar Limited, our recently acquired New Zealand subsidiary, which we acquired in April 2012. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources supplemented by borrowing under our SVB Credit Facility. The acquisition of Sonar Limited for $12.5 million was funded with our own cash resources. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or utilize our cash resources supplemented by borrowing under our SVB Credit Facility.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds from our initial public offering for such additional expansion and expenditures, although we have no present understandings, commitments or agreements to enter into any such acquisitions.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2012	2011
Net cash provided by operating activities	$3,029	$1,391
Net cash used in investing activities	(1,310)	(727)
Net cash (used in) provided by financing activities	(65)	83,314

Net Cash Provided by Operating Activities

Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in prior periods has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of our invoicing of, and our receipt of payments from, our clients. We have generally experienced increased invoicing in the third and fourth quarters of each year due to higher acquisitions of new clients, the timing of annual billings for existing clients and increased client renewals during these quarters. As a result, we have also experienced increased levels of client payments during the fourth and first quarters of each year, related to client receipts from third and fourth quarter invoices. Conversely, we experience relatively lower levels of billings in the first and second quarter of each year, and thus client receipts in the second and third quarters are lower relative to the other quarters. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash provided by operating activities of $3.0 million in the three months ended March 31, 2012 was a result of significant increased revenues due to the growth in our business and reflected our continued significant investments in headcount, increased expenses incurred as a result of becoming a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the three months ended March 31, 2012, $3.4 million, or 42%, of our net loss of $8.1 million consisted of non-cash items, including $2.5 million of stock-based compensation, $1.2 million of depreciation and amortization, $0.1 million of non-cash interest expense, and approximately $0.2 million in foreign exchange gains.

Cash provided by operating activities in the three months ended March 31, 2012 also included a $9.2 million decrease in accounts receivable due to the receipt of payments from our clients in addition to lower levels of billings in the three months ended March 31, 2012 as compared to the three months ended December 31, 2011 due to the seasonality of our business as discussed above. Cash provided by operating activities also included an increase in accounts payable of $1.4 million attributable to increased expenses associated with our growth, a $0.3 million decrease in prepaid expenses and other assets, and a $0.2 million decrease in other liabilities. Cash provided by operating activities in the three months ended March 31, 2012 was partially offset by a $2.3 million decrease in accrued liabilities primarily due to the payment of our 2011 bonuses, a $0.4 million decrease in deferred revenue for the three months ended March 31, 2012 due to the recognition of revenue, and a $0.3 million increase in deferred commissions due to the increased sales during the period.

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

We used $1.3 million and $0.7 million of cash in investing activities in the three months ended March 31, 2012 and 2011, respectively, primarily due to investments in our capitalized software.

Net Cash (Used in) Provided by Financing Activities

Cash used in financing activities of $0.1 million in the three months ended March 31, 2012 was primarily due to payments of $0.5 million on our capital lease and financing obligations and $0.2 million to repay debt, partially offset by $0.6 million in proceeds from stock option exercises.

Cash provided by financing activities in the three months ended March 31, 2011 of $83.3 million was primarily due to $90.5 million of proceeds from our initial public offering, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities was also due to $3.5 million in proceeds from the exercise of options and warrants to purchase common and preferred stock. These proceeds were partially offset by $9.1 million of payments related to debt outstanding at December 31, 2010, consisting of a $4.0 million payment to Ironwood Equity Fund LP and $5.1 million of payments on our SVB Credit Facility, $1.3 million of payments on costs related to our initial public offering, and $0.4 million of payments on our capital lease obligations.

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 except during the three months ended March 31, 2012, we entered into new capital lease arrangements requiring payments of principal and interest of $1.0 million through 2015.

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

Interest Rate Risk

At March 31, 2012, we had $87.2 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, New Zealand Dollars, Singapore Dollars, and Japanese Yen. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2012 would result in a foreign currency loss of approximately $1.2 million. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, India and Israel. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

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

We have incurred losses since our inception. We experienced net losses of $8.1 million, $63.9 million, $48.4 million, and $8.4 million for the three months ended March 31, 2012, and years ended December 31, 2011, 2010 and 2009, respectively. At March 31, 2012, our accumulated deficit was $172.8 million and total stockholders’ equity was $57.4 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., Jive Software, Inc., Oracle Corporation, Taleo Corporation, which was acquired by Oracle Corporation in April 2012, Saba Software, Inc., SAP AG, SuccessFactors, Inc., which was acquired by SAP America, Inc. in February 2012, StepStone ASA (a subsidiary of Axel Springer AG), SumTotal Systems, Inc., and Softscape, Inc. (a subsidiary of SumTotal Systems, Inc.).

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

If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, one of our competitors, and in April 2012, Oracle Corporation acquired Taleo Corporation, another one of our competitors. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solution and limiting the number of consultants available to implement our solution. Disruptions in our business caused by these events could reduce our revenue.

Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 507 employees on December 31, 2011 to 560 employees on March 31, 2012, and we acquired an additional 33 employees through our acquisition of Sonar Limited in April 2012. In addition, we have established offices in the United Kingdom, France, Germany, Israel, Spain and India, and in April 2012, we acquired an office in New Zealand through the acquisition of Sonar Limited. We may continue to expand our international operations into other countries in the future, either organically or through acquistions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

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

We are in costly and challenging process of compiling our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, nor be able to complete our evaluation, testing and any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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

In April 2012, we acquired Sonar Limited, a cloud-based talent management solution serving small businesses. In the future, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.

Other than our recent acquisition of Sonar Limited, we do not have any experience in acquiring other businesses. We may not be able to successfully integrate the personnel, operations and technologies of Sonar Limited or any other businesses that we may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from Sonar Limited or such other acquired businesses due to a number of factors, including:

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

Acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For example, in our recent acquisition of Sonar Limited, we issued an aggregate of 46,694 shares of our common stock. In addition, if an acquired business fails to meet our expectations, our operating results, business and financial condition may suffer.

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

We currently have international offices in the United Kingdom, France, Germany, Israel, Spain, India, and New Zealand, which we acquired through the acquisition of Sonar Limited in April 2012, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

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

At March 31, 2012, we had $87.2 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.

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

As of March 31, 2012, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 17,048,034 shares of common stock in the aggregate (including shares of common stock subject to options and warrants exercisable within 60 days of March 31,2012), or approximately 34% of our outstanding shares. As a result, if some of these persons or entities act together, they will have the ability to control matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. These actions may be taken even if they are opposed by other stockholders. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

The issuance of additional stock in connection with acquisitions, our stock incentive plans, warrants or otherwise will dilute all other stockholdings.

Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. For example, in our recent acquisition of Sonar Limited, we issued an aggregate of 46,694 shares of our common stock. Any issuance of shares in connection with our acquisitions, the exercise of stock options or warrants, the vesting of restricted stock units or otherwise would dilute the percentage ownership held by existing investors.

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

(a) Recent Sales of Unregistered Securities

None

(b) Use of Proceeds

Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-169621) that was declared effective by the Securities and Exchange Commission on March 16, 2011.

There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC, except that during April 2012, the Company used proceeds from the initial public offering to help fund the acquisition of Sonar Limited. Cash payments made in connection with the acquisition were approximately $12.5 million.

Item 3.	Defaults upon Senior Securities

None

Item 4.	Mine Safety Disclosures

None

Item 5.	Other Information

None

Item 6.	Exhibits

See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President, Chief Executive Officer and Director

Date: May 15, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Amended and Restated Share Purchase Agreement, dated as of April 5, 2012, by and among the Company, Dolphin Acquisition Limited, Sonar Limited, the Company Stockholders (as defined therein), and, with respect to Article III only, the Stockholder Representative (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.