Form 10-Q
period 2012-06-30
Cornerstone OnDemand Inc
filed 2012-08-14
CIK 1401680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 7, 2012
Common Stock	50,154,627

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

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$66,968	$85,409
Accounts receivable, net	32,754	34,110
Deferred commissions	3,776	3,537
Prepaid expenses and other current assets	4,363	3,789

Total current assets	107,861	126,845
Capitalized software development costs, net	5,528	4,106
Property and equipment, net	4,957	3,663
Intangible assets, net	7,999	609
Goodwill	8,193	—
Other assets, net	140	139

Total Assets	$134,678	$135,362

Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$4,686	$3,834
Accrued expenses	8,050	8,039
Deferred revenue, current portion	57,462	52,338
Capital lease obligations, current portion	1,655	1,617
Debt, current portion	622	265
Other liabilities	703	996

Total current liabilities	73,178	67,089
Other liabilities, non-current	2,837	806
Deferred revenue, net of current portion	3,191	3,542
Capital lease obligations, net of current portion	1,567	1,056
Long-term debt, net of current portion	1,186	409

Total liabilities	81,959	72,902
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 49,980 and 49,274 shares issued and outstanding at June 30, 2012 and December 31, 2011	5	5
Additional paid-in capital	233,519	226,916
Accumulated deficit	(180,997)	(164,651)
Accumulated other comprehensive income	192	190

Total stockholders’ equity	52,719	62,460

Total Liabilities and Stockholders’ Equity	$134,678	$135,362

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenue (net of a $0 and $2,500 reduction of revenue during the three months ended June 30, 2012 and 2011 and net of a $0 and $2,500 reduction of revenue during the six months ended June 30, 2012 and 2011 relating to a common stock warrant)	$26,718	$14,870	$50,720	$30,617
Cost of revenue	7,890	4,953	14,734	9,532

Gross profit	18,828	9,917	35,986	21,085
Operating expenses:
Sales and marketing	17,422	10,868	33,659	20,713
Research and development	3,431	2,616	6,524	4,938
General and administrative	5,792	3,585	11,746	7,138
Amortization of certain acquired intangible assets	237	—	237	—

Total operating expenses	26,882	17,069	52,166	32,789

Loss from operations	(8,054)	(7,152)	(16,180)	(11,704)
Other income (expense):
Interest income	—	7	—	7
Interest expense	(94)	(70)	(237)	(754)
Change in fair value of preferred stock warrant liabilities	—	—	—	(42,559)
Other, net	(420)	187	(181)	423

Other (expense) income, net	(514)	124	(418)	(42,883)

Loss before income tax benefit (provision)	(8,568)	(7,028)	(16,598)	(54,587)
Income tax benefit (provision)	334	(46)	252	(80)

Net loss	$(8,234)	$(7,074)	$(16,346)	(54,667)
Accretion of redeemable preferred stock	—	—	—	(5,208)

Net loss attributable to common stockholders	$(8,234)	$(7,074)	$(16,346)	(59,875)

Net loss per share attributable to common stockholders, basic and diluted	$(0.17)	$(0.15)	$(0.33)	$(1.92)

Weighted average common shares outstanding, basic and diluted	49,763	47,765	49,573	31,201

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(8,234)	$(7,074)	$(16,346)	(54,667)
Foreign currency translation adjustment, net of tax	158	(4)	2	(81)

Total comprehensive loss	$(8,076)	$(7,078)	$(16,344)	(54,748)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(16,346)	$(54,667)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,977	1,709
Non-cash interest expense	78	446
Change in fair value of preferred stock warrant liabilities	—	42,559
Unrealized foreign exchange loss (gain)	175	(224)
Charges related to the issuance of common stock warrants to a distributor	—	2,500
Stock-based compensation expense	4,981	1,939
Non-cash charitable contribution of common stock	—	193
Deferred income taxes	(361)	—

Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	2,032	966
Deferred commissions	(219)	(263)
Prepaid expenses and other assets	(586)	(1,531)
Accounts payable	612	(202)
Accrued expenses	(409)	1,062
Deferred revenue	4,293	2,086
Other liabilities	413	(169)

Net cash used in operating activities	(2,360)	(3,596)

Cash flows from investing activities:
Purchases of property and equipment	(188)	(769)
Capitalized software costs	(2,462)	(1,362)
Purchase of available-for-sale securities	—	(34,079)
Cash paid for acquisition, net of cash acquired	(12,428)	—

Net cash used in investing activities	(15,078)	(36,210)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	90,539
Payments of initial public offering costs	—	(3,436)
Proceeds from issuance of preferred stock upon warrant exercises	—	3,163
Proceeds from issuance of debt	—	669
Repayment of debt	(996)	(9,095)
Principal payments under capital lease and financing obligations	(929)	(772)
Proceeds from stock option and warrant exercises	1,041	377
Payment of withholding tax on net exercise of stock-based awards	—	(48)

Net cash (used in) provided by financing activities	(884)	81,397

Effect of exchange rate changes on cash and cash equivalents	(119)	—

Net (decrease) increase in cash and cash equivalents	(18,441)	41,591
Cash and cash equivalents at beginning of period	85,409	7,067

Cash and cash equivalents at end of period	$66,968	$48,658

Supplemental cash flow information:
Cash paid for interest	$163	$395
Cash paid for income taxes	$41	$67
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$132,775
Assets acquired under capital leases and other financing arrangements	$2,852	$403
Common stock issued for business acquisition	$335	$—
Capitalized assets financed by accounts payable	$140	$—
Capitalized stock-based compensation	$219	$99

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

The Company is a global provider of comprehensive learning and talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. Management has determined that it operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker.

The Company is headquartered in Santa Monica, California and has offices in Auckland, London, Mumbai, Munich, Madrid, Paris and Tel Aviv.

On April 5, 2012, the Company completed the acquisition of Sonar Limited (“Sonar”), a New Zealand based cloud talent management solutions provider serving small business globally.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the interim periods presented. Results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.

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

Reclassifications

Certain amounts in the consolidated balance sheet at December 31, 2011 and the consolidated statement of cash flows for the six months ended June 30, 2011 have been reclassified to conform to the current year presentation.

Business Combinations

The results of businesses acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

The Company performs valuations of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows and discount rates. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.

Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Such transaction costs were $0.2 million and $0.7 million for the three and six months ended June 30, 2012, respectively. There were no transaction costs for the three and six months ended June 30, 2011.

Goodwill

Goodwill is not amortized, but instead is required to be tested for impairment annually and under certain circumstances. The Company performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

As part of the annual impairment test, the Company conducts an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts the first step of a two-step impairment test. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. Fair value is determined using a discounted cash flow method and/or prevailing earnings multiples for the reporting unit. The use of discounted cash flows requires the use of various economic, market and business assumptions in developing the Company’s internal forecasts, the useful life over which cash flows will occur, and determination of the Company’s weighted average cost of capital that reflect the Company’s best estimates when performing the annual impairment test. Judgment is required in selecting relevant earnings multiples.

If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company performs the second step of the test for impairment of goodwill. During the second step, the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss.

Intangible Assets

Identified intangible assets primarily consist of trade names and intellectual property and acquisition-related intangibles including developed technology, customer relationships, non-compete agreements, patents, trade names and trademarks. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives ranging from two to ten years, generally using the straight line method which approximates the pattern in which the economic benefits are consumed.

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to identified intangible assets in 2012 and 2011.

Recent Accounting Pronouncements

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement.” The primary focus of this standard is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While this ASU does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. This guidance was effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard during the six months ended June 30, 2012. The adoption did not have any material impact on the financial statement disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Presentation of Comprehensive Income.” This update requires companies to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for fiscal periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows. The Company adopted this standard in the six months ended June 30, 2012 by including a new separate statement labeled “Consolidated Statements of Comprehensive Loss.” As of June 30, 2012, accumulated other comprehensive income comprises foreign currency translation adjustments.

In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for the annual and interim goodwill impairment tests to be performed for the current fiscal year. The Company does not expect the adoption will have a material effect on its consolidated financial position or results of operations.

2. BUSINESS ACQUISITION

On April 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Sonar, a New Zealand based cloud talent management solutions provider to expand its service offerings to small businesses globally. Purchase consideration for the acquisition was approximately $12.5 million in cash and 15,530 shares of the Company’s common stock, with a fair value of approximately $0.3 million, valued on the acquisition date. Approximately $1.8 million of the cash consideration and the shares issued were placed in escrow pending resolution of any post-acquisition representations and warranties.

The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Sonar assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Sonar with the Company. The Company acquired Sonar to strengthen its ability to serve clients with less than 500 employees.

The Company’s allocation of the total purchase consideration as of April 5, 2012 is summarized below (in thousands):

Acquired intangible assets:
Developed technology	$3,800
Customer relationships	2,400
Non-compete agreements	610
Domains/trademark/tradenames	320

Total acquired intangible assets	7,130
Goodwill	8,193
Other assets (including cash of $76)	815
Current liabilities	(506)
Deferred revenue	(427)
Borrowings	(557)
Net deferred tax liabilities	(1,809)

Net Assets Acquired	$12,839

The developed technology, customer relationships intangibles, non-compete agreements and trade names/trademarks are being amortized on a straight-line basis over 4, 4, 2.5 and 2 years, respectively, with a combined weighted average useful life of 3.8 years.

The Company recognized approximately $0.2 million and $0.7 million of acquisition related costs during the three and six months ended June 30, 2012, respectively. These costs are included in the Consolidated Statements of Operations under “General and administrative”.

The results of operations of Sonar have been included in the Company’s Consolidated Statements of Operations since the acquisition date of April 5, 2012. Net revenues attributable to Sonar since the acquisition date were $0.4 million with a corresponding net loss of $1.0 million, partially due to the amortization of acquired intangible assets of $0.5 million.

Concurrent with the acquisition, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the combined company post-acquisition. The restricted shares are subject to continued employment and the fair value of the restricted shares will be recognized as a post-acquisition compensation expense over the two-year vesting period.

Unaudited Pro Forma Financial Information

The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$26,761	$15,648	$51,723	$32,108

Net loss attributable to common stockholders	$(8,098)	$(7,550)	$(16,028)	$(60,769)

The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated as of January 1, 2011 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

3. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS

The following table presents our basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(8,234)	$(7,074)	$(16,346)	$(59,875)

Weighted-average shares of common stock outstanding	49,763	47,765	49,573	31,201

Net loss per share attributable to common stockholders – basic and diluted	$(0.17)	$(0.15)	$(0.33)	$(1.92)

At June 30, 2012 and 2011, anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders were (in thousands):

	June 30,
	2012	2011
Options to purchase common stock and restricted stock units	6,830	5,692
Common stock subject to repurchase right	20	40
Common stock warrants	99	508
Shares issued for purchase consideration held in escrow	16	—
Other restricted common stock	31	—

Total shares excluded from net loss per share attributable to common stockholders	6,996	6,240

As of June 30, 2012, immediately exercisable options to purchase 75,000 shares of common stock had been granted, of which an option to purchase 60,000 shares of common stock was early exercised during September 2010. Of the 60,000 shares issued upon early exercise of such option during September 2010, 20,000 and 40,000 were unvested and subject to the Company’s repurchase right at June 30, 2012 and June 30, 2011, respectively, and were therefore excluded from the calculation of weighted-average shares of common stock used in calculating net loss per share.

4. GOODWILL AND INTANGIBLE ASSETS

Finite-lived Intangibles

The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012				December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(224)	$3,576	$—	$—	$—
Customer relationships	$2,400	$(142)	$2,258	$—	$—	$—
Domains/trademarks/tradenames	$320	$(38)	$282	$—	$—	$—
Software license rights	$1,654	$(323)	$1,331	$804	$(195)	$609
Non-compete agreements	$610	$(58)	$552	$—	$—	$—

Total	$8,784	$(785)	$7,999	$804	$(195)	$609

In January 2012, the Company acquired intellectual property rights associated with a software application for $0.8 million, financed through a third-party debt arrangement.

In April 2012, the Company recorded additional finite-lived intangible assets totaling $7.1 million, primarily related to developed technology, customer relationships, trademarks and trade names, and non-compete agreements from the acquisition of Sonar (see Note 2).

Total amortization expense from finite-lived intangible assets was $0.5 million and $0.6 million for the three and six months ended June 30, 2012 and $32,000 and $0.1 million for the three and six months ended June 30, 2011, respectively. Amortization expense of $0.3 million and $0.3 million for the three and six months ended June 30, 2012 and $28,000 and $0.1 million for the three and six months ended June 30, 2011, respectively, related to developed technology and software license rights was recorded in cost of revenues and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at June 30, 2012 (in thousands):

2012	$1,118
2013	2,192
2014	2,007
2015	1,755
2016	607
Thereafter	320

Total	$7,999

Estimated amortization expense of $0.6 million, $1.2 million, $1.2 million, $1.2 million, $0.4 million and $0.3 million will be recorded in cost of revenue for 2012, 2013, 2014, 2015, 2016 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of acquired intangible assets within operating expenses.

The goodwill recorded in connection with the Sonar acquisition is primarily related to the expected long-term synergies and other benefits, including the acquired workforce, from the acquisition. The following table presents the changes in the carrying amount of goodwill for the three and six months ended June 30, 2012 (in thousands):

Goodwill as of December 31, 2011	$—
Goodwill as of March 31, 2012	—
Goodwill from Sonar acquisition	8,193

Goodwill as of June 30, 2012	$8,193

5. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012				December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$56,521	$56,521	$—	$—	$71,521	$71,521	$—	$—

At June 30, 2012, cash equivalents of $56.5 million consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.

The following table summarizes the changes in the fair value of preferred stock warrant liability for the six months ended June 30, 2011 (in thousands):

Fair value at December 31, 2010	$39,756
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	42,559
Exercise of preferred stock warrants	(82,315)

Fair value at June 30, 2011	$—

6. DEBT

Silicon Valley Bank

In August 2010, the Company entered into a $15.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”), which expires in August 2012.

During May 2011, the Company amended the SVB Credit Facility to allow for loan advances, in addition to the amount available under the existing line of credit, of up to an aggregate of $3.0 million for the purchase of software and equipment. Advances for the purchase of software and equipment could be drawn through May 2012, have an interest rate of prime rate plus 1.25%, and are amortized monthly over the remaining term, which is the lesser of either 12 or 36 months and May 2015, payable in equal monthly installments of principal plus accrued interest. In May 2011, the Company borrowed approximately $0.7 million under this facility for the purchase of software and equipment. At June 30, 2012, loan advances of $0.4 million were outstanding.

During March 2012, the Company amended the SVB Credit Facility to remove the sub-limits related to letters of credit and amended the amounts available under the credit facility to be the lesser of $15.0 million or an amount based on a multiple of contracted monthly recurring revenue less principal amounts outstanding for any advances.

The SVB Credit Facility is subject to certain financial covenants, including a liquidity coverage ratio and achievement of defined performance criteria. At June 30, 2012, $15.0 million was available to support future borrowings under the SVB Credit Facility.

7. STOCK-BASED AWARDS

The following table summarizes the stock option activity for the six months ended June 30, 2012 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,475	$6.04	8.3	$66,817
Granted	1,670	$19.83	9.7
Exercised	(621)	$1.60	6.0
Forfeited	(145)	$12.87

Outstanding, June 30, 2012	6,379	$9.92	8.4	$88,587

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	2,233	$2.24	7.2	$35,742
Vested and expected to vest at December 31, 2011	5,262	$5.83	8.2	$65,328
Exercisable at June 30, 2012	2,327	$4.31	7.4	$45,390
Vested and expected to vest at June 30, 2012	6,319	$9.86	8.4	$88,122

Unrecognized compensation expense relating to stock options was $26.6 million at June 30, 2012, which is expected to be recognized over a weighted-average period of 2.8 years.

The aggregate grant date fair value of stock options granted for the six months ended June 30, 2012 was $16.8 million.

Restricted Stock

In connection with the acquisition of Sonar, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the company post-acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares will be recognized as a post-acquisition compensation expense over the two year vesting period (see Note 2).

Restricted Stock Units

At June 30, 2012, 451,312 of non-vested restricted stock units were outstanding. Unrecognized compensation expense related to non-vested restricted stock units was $4.0 million at June 30, 2012, which is expected to be recognized into expense over the weighted-average period of 2.3 years.

Stock-Based Compensation

Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2012 and 2011 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of revenue	$520	$55	$1,011	$101
Sales and marketing expense	648	258	1,126	470
Research and development expense	196	366	340	480
General and administrative expense	1,118	455	2,504	888

Total	$2,482	$1,134	$4,981	$1,939

8. INCOME TAXES

The Company’s income tax (benefit) was $(334,000) and $(252,000) and the effective income tax rate was 3.9% and 1.5% for the three and six months ended June 30, 2012, respectively, as compared to an income tax expense of $46,000 and $80,000 and an effective income tax rate of (0.6)% and (0.1)% for the three and six months ended June 30, 2011, respectively. The increase in the income tax benefit primarily relates to the expected reversal of deferred tax liabilities assumed in connection with the Sonar acquisition, offset by additional foreign income taxes. The Company’s effective tax rate differs from the statutory rate primarily due to the amortization of deferred tax liabilities assumed as part of the Sonar acquisition, the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.

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

As a result of the acquisition of Sonar, on April 5, 2012, the Company recorded net deferred tax liabilities of $1.8 million, primarily related to timing differences for the amortization of intangible assets. These New Zealand based deferred tax liabilities are not available to offset the Company’s other net deferred tax assets in other tax jurisdictions.

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2008 and 2007 for its U.S. federal income tax returns and state income tax returns, respectively. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than its expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.

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

During April 2012, the Company entered into an e-learning content reseller agreement with a third-party content provider. The Company is obligated to pay license fees under the e-learning content reseller agreement of $0.8 million in 2012, 2013 and 2014 under this agreement.

During the six months ended June 30, 2012, the Company financed the purchase of equipment through capital lease agreements that increased its capital lease commitments by approximately $1.6 million through 2015.

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

10. SUBSEQUENT EVENTS

During July 2012, the Board of Directors granted stock options to purchase 280,000 shares of common stock at a weighted-average exercise price of $23.81 per share. The stock options vest over a weighted-average period of four years. During July 2012, the Board of Directors granted restricted stock units for 61,200 shares of common stock which vest over a weighted-average period of 3.8 years.

During August 2012, the Board of Directors granted stock options to purchase 180,887 shares of common stock at a weighted-average exercise price of $23.94 per share. The stock options vest over four years. During August 2012, the Board of Directors granted restricted stock units for 13,333 shares of common stock which vest over a weighted-average period of 3.6 years.

During July 2012, the Company entered into a cloud subscription agreement with a provider of enterprise cloud computing and social enterprise solutions. The Company is obligated to pay fees under this agreement of $0.6 million in 2013, $0.8 million in 2014, and $1.0 million in 2015.

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

Our Cornerstone product offering, or the Cornerstone solution, consists of four integrated cloud-based solutions, which we refer to as “clouds,” for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our solution as well as third-party e-learning content for use with our solution. We target our sales and marketing efforts for these four integrated clouds to large and mid-sized clients with 500 or more employees, and our solution can be used in multiple industry vertical segments. After the initial purchase, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional clouds, broaden the deployment of our solution across their organizations and increase the usage of our solution over time. We currently have 1,001 clients who use our Cornerstone solution to empower approximately 9.4 million users across 180 countries and 34 languages. Our number of clients for our Cornerstone solution has grown from 105 at December 31, 2007 to 481 at December 31, 2010, to 805 at December 31, 2011 and to 1,001 at June 30, 2012.

In addition to our Cornerstone solution, we also offer a cloud-based talent management solution, that is targeted principally to clients with less than 500 employees, the Cornerstone Small Business solution. On April 5, 2012, we completed the acquisition of Sonar Limited, a New Zealand cloud-based talent management solutions provider serving small business globally. Sonar Limited’s talent management solution was rebranded as the Cornerstone Small Business solution. Cornerstone Small Business solution did not have a significant impact on our financial results and key metrics for the three months ended June 30, 2012 and is not expected to have a significant impact for the year ending December 31, 2012. We currently do not include the number of clients and users of our Cornerstone Small Business solution in our client and user key metrics as the inclusion does not provide us with meaningful, consistent and comparative information in terms of our financial performance.

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

In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 31, 2007 and June 30, 2012, our number of users increased from 859,000 to approximately 9.4 million. In 2009, after a highly competitive process involving a number of potential providers, ADP chose to enter into a distributor agreement with us that allows ADP to sell our solution globally.

We generate most of our revenue from sales of our solutions pursuant to multi-year client agreements. Our sales typically involve competitive processes, with sales cycles that generally vary in duration from two to nine months depending on the size of the potential client. We price our solution based on the number of clouds the client can access and the permitted number of users with access to each cloud. Our client agreements typically have terms of three years. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content.

We generate sales of our solutions primarily through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to accelerate our investment in our direct sales and distribution activities to continue to address our market opportunity.

We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as these services are performed. In certain instances our clients request enhancements to underlying features and functionality of our solution, and in these instances revenue from subscriptions is recognized once the additional features are delivered to the client over the remaining term of the agreement. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our net revenue has grown to $26.7 million and $50.7 million for the three and six months ended June 30, 2012, respectively, from $14.9 million and $30.6 million for the three and six months ended June 30, 2011, respectively. Our gross revenue was $17.4 million and $33.1 million for the three and six months ended June 30, 2011, respectively, before a $2.5 million reduction of revenue. This reduction of revenue related to a non-cash charge for a common stock warrant issued to ADP during the three months ended June 30, 2011.

We have historically experienced seasonality in terms of when we enter into client agreements. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year and usually sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks, of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results. In addition, the recognition of our consulting service revenues is impacted by the timing of our clients’ implementations which varies from client to client and may differ from the aforementioned seasonality trends. As a result, the timing of our clients’ implementations may also cause fluctuations in certain of our operating results and financial metrics, and limit our ability to predict future results.

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

Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Form 10-Q, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional clouds or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solution;

•	the timing of our client implementations;

•	our ability to manage growth, including in terms of new clients, additional users and new geographies;

•	the timing and success of competitive solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors; and

•	general economic and market conditions.

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

•

Bookings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than from new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track bookings, which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance in bookings to reflect new business activity in the period as evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional clouds to existing clients, the addition of incremental users by existing clients and client renewals. We exclude the non-cash reduction of revenue related to the issuance of common stock warrants in the second quarter 2011 because that charge did not relate to sales activity in that period, and we do not consider the issuance of such warrants to have been indicative of our core operating performance. Bookings are affected by our billing terms, and any changes in those billing terms may shift bookings between periods. Due to the seasonality of our sales, bookings growth is inconsistent from quarter to quarter throughout a calendar year. For a reconciliation of bookings to revenue, please see “Results of Operations – Revenue and Metrics.”

•

Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for any combination of the four integrated clouds for our Cornerstone solution as of the end of the period and excludes clients of our Cornerstone Small Business solution.

•

Number of users. Since our clients generally pay fees based on the number of users of our solution within their organizations, we believe the total number of users is an indicator of the growth of our business. Our user count includes active users for any combination of the four integrated clouds for our Cornerstone solution and excludes users of our Cornerstone Small Business solution.

Key Components of Our Results of Operations

Sources of Revenue and Revenue Recognition

Our solutions are designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•

Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions for a specified period of time, typically three years for our Cornerstone solution or monthly or annually for our Cornerstone Small Business solution. Fees are based on a number of factors including the number of clouds the client can access or the number of users having access to the solution. We generally recognize revenue from subscriptions ratably over the term of the agreement.

•

Consulting Services. We offer our clients assistance in implementing our solutions and optimizing their use. Consulting services include application configuration, system integration, business process re-engineering, change management and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase consulting services at any other time. Our consulting services are performed by us directly or by third-party service providers we hire. Clients may also choose to perform these services themselves or hire their own third-party service providers. We generally recognize revenue from consulting services using the proportional performance method over the period the services are performed.

•

E-learning Content. We resell third-party on-line training content, which we refer to as e-learning content, to our clients. We also host other e-learning content provided to us by our clients. We generally recognize revenue from the resale of e-learning content as it is delivered and recognize revenue from hosting as the hosting services are provided.

Our client agreements generally include both a subscription to access our solutions and related consulting services, and may also include e-learning content. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.

Cost of Revenue

Cost of revenue consists primarily of costs related to hosting our solutions; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, consulting services and on-going client support; payments to external service providers; amortization of capitalized software costs, amortization of developed technology and software license rights; licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing consulting services are significantly higher as a percentage of revenue than the costs associated with providing access to our solution due to the labor costs to provide the consulting services.

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

•

Amortization of Acquired Intangible Assets. Amortization of acquired intangibles consist of amortization of Sonar Limited acquisition-related intangibles including customer relationships, non-compete agreements, patents, trade names and trademarks.

Other

•

Interest Expense. Interest expense consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; amortization of debt issuance costs and debt discounts.

•

Change in Fair Value of Preferred Stock Warrant Liabilities. Preferred warrant liabilities are the result of warrants issued prior to our initial public offering in connection with long-term debt and preferred stock financings. Changes in the fair value of our preferred stock occurred in connection with changes in the overall value of our company. Immediately prior to the completion of our initial public offering, all of our warrants to purchase preferred stock were exercised, and as a result, we no longer record any changes in the fair value of these liabilities in our statements of operations.

•

Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Income Tax Benefit (Provision)

The income tax benefit (provision) is related to certain foreign income taxes and the expected reversal of deferred tax liabilities assumed as part of the Sonar Limited acquisition available to offset foreign net operating losses. As we have incurred operating losses in the U.S. and certain foreign jurisdictions in all periods to date and recorded a full valuation allowance against our U.S. federal and state net deferred tax assets, we have not historically recorded a provision for U.S. federal and state income taxes.

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

As of June 30, 2012, there have been no material changes to our critical accounting policies since December 31, 2011. On April 5, 2012, we completed the acquisition of Sonar Limited. As part of this acquisition, we acquired finite-lived intangible assets totaling $7.1 million. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Our accounting policy with respect to finite-lived intangible assets and goodwill is described below.

Goodwill

Goodwill is not amortized, but instead is required to be tested for impairment annually and under certain circumstances. We perform such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner we use the acquired assets or the strategy we have for our overall business, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

As part of the annual impairment test, we conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct the first step of a two-step impairment test. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. Fair value is determined using a discounted cash flow method and/or prevailing earnings multiples for the reporting unit. The use of discounted cash flows requires the use of various economic, market and business assumptions in developing our internal forecasts, the useful life over which cash flows will occur, and determination our weighted average cost of capital that reflect our best estimates when performing the annual impairment test. Judgment is required in selecting relevant earnings multiples.

If the fair value of a reporting unit is less than the reporting unit’s carrying value, we perform the second step of the test for impairment of goodwill. During the second step, we compare the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss.

Intangible Assets

Identified intangible assets primarily consist of trade names and intellectual property and acquisition-related intangibles, including developed technology, customer relationships, non-compete agreements, patents, trade names and trademarks. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives ranging from two to ten years, generally using the straight line method which approximates the pattern in which the economic benefits are consumed.

We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in 2012 and 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross revenue(1)	$26,718	$17,370	$50,720	$33,117
Common stock warrant charge(1)	—	(2,500)	—	(2,500)

Net revenue	26,718	14,870	50,720	30,617
Cost of revenue	7,890	4,953	14,734	9,532

Gross profit	18,828	9,917	35,986	21,085
Operating expenses:
Sales and marketing	17,422	10,868	33,659	20,713
Research and development	3,431	2,616	6,524	4,938
General and administrative	5,792	3,585	11,746	7,138
Amortization of acquired intangibles	237	—	237	—

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Total operating expenses	26,882	17,069	52,166	32,789

Loss from operations	(8,054)	(7,152)	(16,180)	(11,704)
Other income (expense):
Interest income (expense)	(94)	(63)	(237)	(747)
Change in fair value of preferred stock warrant liabilities	—	—	—	(42,559)
Other, net	(420)	187	(181)	423

Loss before income tax benefit (provision)	(8,568)	(7,028)	(16,598)	(54,587)
Income tax benefit (provision)	334	(46)	252	(80)

Net loss	$(8,234)	$(7,074)	$(16,346)	$(54,667)

(1)

During the second quarter of 2011, we recorded a $2.5 million reduction of revenue associated with a common stock warrant. There were no reductions of revenue in any other period presented. We have presented gross revenue excluding this non-cash common stock warrant charge, because this charge does not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Fair Value of Warrants” contained in the Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 6, 2012 for additional information about common stock warrants that are accounted for as reductions of revenue.

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

Revenue and Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2012	2011	2012		2011
Net revenue (in thousands)	$26,718	$14,870	$	50,720	$30,617
Gross revenue (in thousands)	$26,718	$17,370	$	50,720	$33,117
Bookings (in thousands)	$31,534	$20,871	$	55,493	$35,203
Number of clients	1,001	646		1,001	646
Number of users (rounded to nearest thousand)	9,404	6,000		9,404	6,000

Net revenue increased $11.8 million, or 80%, for the three months ended June 30, 2012 as compared to the same period in 2011. Net revenue for the three months ended June 30, 2011 consisted of gross revenue minus a $2.5 million non-cash charge for a common stock warrant issued during the three months ended June 30, 2011. Gross revenue increased $9.3 million, or 54%, for the three months ended June 30, 2012 as compared to the same period in 2011. Gross revenue growth in the three months ended June 30, 2012 was driven by $7.4 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Gross revenue for the three months ended June 30, 2012 from client agreements signed prior to the second quarter of 2012 was $24.0 million, compared to gross revenue for the first three months of 2011 from client agreements signed prior to the second quarter of 2011 of $16.6 million. In addition, gross revenue increased by $1.9 million due to contracts signed during the three months ended June 30, 2012 as compared to gross revenue in the three months ended June 30, 2011 due to contracts signed in that period. Gross revenue for the three months ended June 30, 2012 from client agreements signed in that period was $2.7 million as compared to gross revenue of $0.8 million in the same period in 2011 from client agreements signed during the three months ended June 30, 2011. Net revenue in the United States for the three months ended June 30, 2012 was impacted by the $2.5 million reduction of revenue described above. Net revenue in the United States increased by $8.6 million, or 87%, for the three months ended June 30, 2012 as compared to the same period in 2011, while international net revenue, increased by $3.2 million, or 66%. Gross revenue in the United States increased by $6.1 million, or 49%, for the three months ended June 30, 2012 as compared to the same period in 2011. The increase in international revenue was mainly attributable to the acquisition of 133 new international clients during the period from June 30, 2011 through June 30, 2012. As a percentage of total net revenue, international net revenue accounted for 31% in the three months ended June 30, 2012 as compared to 33% in the same period in 2011. As a percentage of total gross revenue, international gross revenue accounted for 31% in the three months ended June 30, 2012 as compared to 28% in the same period in 2011.

Net revenue increased $20.1 million, or 66%, for the six months ended June 30, 2012 as compared to the same period in 2011. Net revenue for the six months ended June 30, 2011 consisted of gross revenue minus the $2.5 million non-cash charge for the common stock warrant issued during the second quarter of 2011. Gross revenue increased $17.6 million, or 53%, for the six months ended June 30, 2012 as compared to the same period in 2011. Gross revenue growth in the six months ended June 30, 2012 was driven by $14.3 million in additional revenue from client agreements signed in prior periods that was not fully reflected in those periods, as a result of the seasonality of when we enter into new client agreements and our revenue recognition policy, which generally recognizes subscription revenue over the contract period. Gross revenue for the six months ended June 30, 2012 from client agreements signed prior to 2012 was $42.8 million, compared to gross revenue for the first six months of 2011 from client agreements signed prior to 2011 of $28.5 million. In addition, gross revenue increased by $3.3 million due to contracts signed during the six months ended June 30, 2012 as compared to gross revenue in the six months ended June 30, 2011 due to contracts signed in that period. Gross revenue for the six months ended June 30, 2012 from client agreements signed in that period was $7.9 million, compared to gross revenue for the six months of 2011 from client agreements signed in that period of 2011 of $4.6 million. Net revenue in the United States for the six months ended June 30, 2012 was impacted by the $2.5 million reduction of revenue described above. Net revenue in the United States increased by $14.4 million, or 69%, for the six months ended June 30, 2012 as compared to the same period in 2011, while international net revenue, increased by $5.7 million, or 59%. Gross revenue in the United States increased by $11.9 million, or 51%, for the six months ended June 30, 2012 as compared to the same period in 2011. The increase in international sales was mainly attributable to the acquisition of 133 new international clients during the period from June 30, 2011 through June 30, 2012. As a percentage of total net revenue, international net revenue accounted for 30% in the six months ended June 30, 2012 as compared to 31% in the same period in 2011. As a percentage of total gross revenue, international gross revenue accounted for 30% in the six months ended June 30, 2012 as compared to 29% in the same period in 2011.

Bookings increased 51% and 58% for the three and six months ended June 30, 2012 as compared to the same periods in 2011, reflecting the increase in gross revenue for those periods, and an increase in deferred revenue at June 30, 2012 from March 31, 2012 compared to the increase at June 30, 2011 from March 31, 2011 and an increase in deferred revenue at June 30, 2012 from December 31, 2011 as compared to the increase at June 30, 2011 from December 31, 2010. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally are based on proportional performance over the period the services are performed. Our number of clients grew 12% at June 30, 2012 compared to March 31, 2012, 55% compared to June 30, 2011, and 24% compared to December 31, 2011. Our number of users increased 15% at June 30, 2012 compared to March 31, 2012, 57% compared to June 30, 2011 and 25% compared to December 31, 2011, due primarily to the acquisition of new clients, although we also increased the number of users within existing clients.

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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended June 30, 2012
Gross revenue		$26,718
Deferred revenue at March 31, 2012	$55,837
Deferred revenue at June 30, 2012	60,653

Change in deferred revenue	4,816	4,816

Bookings		$31,534

	Deferred Revenue Balance	Three Months Ended June 30, 2011
Gross revenue		$17,370
Deferred revenue at March 31, 2011	$32,403
Deferred revenue at June 30, 2011	35,904

Change in deferred revenue	3,501	3,501

Bookings		$20,871

	Deferred Revenue Balance	Six Months Ended June 30, 2012
Gross revenue		$50,720
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at June 30, 2012	60,653

Change in deferred revenue	4,773	4,773

Bookings		$55,493

	Deferred Revenue Balance	Six Months Ended June 30, 2011
Gross revenue		$33,117
Deferred revenue at December 31, 2010	$33,818
Deferred revenue at June 30, 2011	35,904

Change in deferred revenue	2,086	2,086

Bookings		$35,203

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

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Cost of revenue	$7,890	$4,953	$14,734	$9,532
Gross profit	$18,828	$9,917	$35,986	$21,085
Gross margin	70%	67%	71%	69%

Cost of revenue increased $2.9 million, or 59%, for the three months ended June 30, 2012 as compared to the same period in 2011, attributable to $1.7 million in increased employee-related costs due to higher headcount and $0.3 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.3 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.3 million in increased referral fees, $0.2 million in increased amortization of developed technology related to acquired intangibles with our acquisition of Sonar Limited, and $0.1 million in increased third-party e-learning costs.

Our gross margin, based on net revenue, was 70% for the three months ended June 30, 2012 compared to 67% in the same period in 2011. Our gross profit, excluding a charge related to a common stock warrant issued to ADP of $2.5 million, based on gross revenue, remained relatively flat at 70% for the three months ended June 30, 2012 compared to 71% in the same period in 2011.

Cost of revenue increased $5.2 million, or 55%, for the six months ended June 30, 2012 as compared to the same period in 2011, attributable to $2.8 million in increased employee-related costs due to higher headcount and $0.3 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.6 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.4 million in increased amortization of capitalized software, $0.4 million in increased referral fees, $0.3 million in increased amortization of acquired intangibles, and $0.2 million in increased third-party e-learning costs.

Our gross margin, based on net revenue, was 71% for the six months ended June 30, 2012 compared to 69% in the same period in 2011. Our gross profit, excluding a charge related to a common stock warrant issued to ADP of $2.5 million, based on gross revenue, remained flat at 71% for the six months ended June 30, 2012 compared to 71% in the same period in 2011.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Sales and marketing	$17,422	$10,868	$33,659	$20,713
Percent of net revenue	65%	73%	66%	68%

Sales and marketing expenses increased $6.6 million, or 60%, for the three months ended June 30, 2012 as compared to the same period in 2011. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2012 increased 58% compared to June 30, 2011, contributing to an increase in employee-related costs of $4.7 million, consisting of increased employee compensation and benefits of $3.5 million, increased commissions of $0.8 million, and increased stock-based compensation of $0.4 million. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.8 million, increased costs associated with outsourced marketing programs and events of $0.8 million, and increased travel costs associated with our direct sales teams of $0.3 million.

As a percentage of net revenue, sales and marketing expenses decreased to 65% for the three months ended June 30, 2012 compared to 73% for the same period in 2011. Sales and marketing expenses as a percentage of gross revenue increased to 65% for the three months ended June 30, 2012 compared to 63% in the same period in 2011. As noted above, sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs, as they vary in scope and scale over periods.

Sales and marketing expenses increased $12.9 million, or 63%, for the six months ended June 30, 2012 as compared to the same period in 2011. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Employee-related costs increased by $9.6 million, consisting of increased employee compensation and benefits of $7.0 million, increased commissions of $1.9 million, and increased stock-based compensation of $0.7 million, primarily driven by increased headcount and increased sales. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $1.6 million, increased costs associated with outsourced marketing programs and events of $1.0 million, and increased travel costs associated with our direct sales teams of $0.7 million.

As a percentage of net revenue, sales and marketing expenses decreased to 66% for the six months ended June 30, 2012 compared to 68% for the same period in 2011. Sales and marketing expenses as a percentage of gross revenue increased to 66% for the six months ended June 30, 2012 compared to 63% in the same period in 2011. Sales and marketing expenses may fluctuate from period to period based on the timing of our investments and related expenditures in our sales and marketing programs, as they vary in scope and scale over periods.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Research and development	$3,431	$2,616	$6,524	$4,938
Percent of net revenue	13%	18%	13%	16%

Research and development expenses increased by $0.8 million, or 31%, for the three months ended June 30, 2012 as compared to the same period in 2011. The increase was principally due to a 50% increase in research and development headcount at June 30, 2012 compared to June 30, 2011 to maintain and improve the functionality of our solution. As a result, we incurred increased employee-related costs of $0.5 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $0.7 million partially offset by decreased stock-based compensation of $0.2 million. In addition, in the three months ended June 30, 2012 we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.3 million relating to overall increased expenses to support our continued growth, and increased expenses related to third-party consultants of $0.1 million.

As a percentage of net revenue, research and development expenses decreased to 13% for the three months ended June 30, 2012 compared to 18% in the same period in 2011. Research and development expenses as a percentage of gross revenue decreased to 13% for the three months ended June 30, 2012 compared to 15% in the same period in 2011.

Research and development expenses increased by $1.6 million, or 32%, for the six months ended June 30, 2012 as compared to the same period in 2011. We incurred increased employee-related costs of $0.8 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $0.9 million partially offset by decreased stock-based compensation of $0.1 million. In addition, in the six months ended June 30, 2012, we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.5 million relating to overall increased expenses to support our continued growth and increased expenses related to third-party consultants of $0.2 million, partially offset by decreased expenses related to software programming subscriptions of $0.1 million.

As a percentage of net revenue, research and development expenses decreased to 13% for the six months ended June 30, 2012 compared to 16% in the same period in 2011. Research and development expenses as a percentage of gross revenue decreased to 13% for the six months ended June 30, 2012 compared to 15% in the same period in 2011.

We capitalize a portion of our software development costs related to the development and enhancements of our solution, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $1.9 million and $0.8 million of software development costs and amortized $0.7 million and $0.4 million in the three months ended June 30, 2012 and June 30, 2011, respectively, and capitalized $3.1 million and $1.5 million and amortized $0.6 million and $0.8 million in the six months ended June 30, 2012 and June 30, 2011, respectively.

As we mature as a company, we expect our headcount in research and development to increase. However, we also expect the portion of employee-related costs as a percentage of total development resources that are capitalized as capitalized software costs to decrease.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
General and administrative	$5,792	$3,585	$11,746	$7,138
Percent of net revenue	22%	24%	23%	23%

General and administrative expenses increased by $2.2 million, or 62% for the three months ended June 30, 2012 as compared to the same period in 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $1.1 million, consisting of increased employee compensation and benefits of $0.4 million and increased stock-based compensation expense of $0.7 million, as a result of increased headcount and corresponding stock-based compensation awards between June 30, 2011 and June 30, 2012. In addition, we incurred increased professional fees of $0.5 million for accounting, audit, legal and tax services, increased taxes and licenses of $0.1 million, increased sales taxes of $0.1 million and increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization of $0.1 million. General and administrative headcount increased by 33% at June 30, 2012 as compared to June 30, 2011, primarily in our accounting and finance department to support our growth and operations as a public company.

As a percentage of net revenue, general and administrative expenses decreased to 22% in the three months ended June 30, 2012 compared to 24% in the same period in 2011. General and administrative expenses as a percentage of gross revenue increased to 22% in the three month period ended June 30, 2012 compared to 21% in the same period in 2011 for the reasons described above.

General and administrative expenses increased by $4.6 million, or 65%, for the six months ended June 30, 2012 as compared to the same period in 2011. The increase was driven by increased employee-related costs due to our increased headcount and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $2.5 million, consisting of increased stock-based compensation expense of $1.6 million and increased employee compensation and benefits of $0.9 million, as a result of increased headcount and corresponding stock-based compensation awards between June 30, 2011 and June 30, 2012. In addition, we incurred increased professional fees of $1.5 million for accounting, audit, legal and tax services, including $0.7 million of costs associated with our acquisition of Sonar Limited, increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization of $0.1 million, and increased general business license expenses of $0.1 million.

As a percentage of net revenue, general and administrative expenses remained consistent at 23% in the six months ended June 30, 2012 compared to the same period in 2011. General and administrative expenses as a percentage of gross revenue increased to 23% in the six month period ended June 30, 2012 compared to 22% in the same period in 2011 for the reasons described above.

Amortization of acquired intangibles

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Amortization of acquired intangibles	$237	$—	$237	$—

Amortization of acquired intangibles increased by $0.2 million for the three and six months ended June 30, 2012 as compared to the same period in 2011 due to the amortization of intangible assets acquired through the acquisition of Sonar Limited.

The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at June 30, 2012 (in thousands):

2012	$1,118
2013	2,192
2014	2,007
2015	1,755
2016	607
Thereafter	320

Total	$7,999

Estimated amortization expense of $0.6 million, $1.2 million, $1.2 million, $1.2 million, $0.4 million and $0.3 million will be recorded in cost of revenue for 2012, 2013, 2014, 2015, 2016 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of acquired intangible assets within operating expenses.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Interest income	$—	$7	$—	$7
Interest expense	(94)	(70)	(237)	(754)
Change in fair value of preferred stock warrant liabilities	—	—	—	(42,559)
Other, net	(420)	187	(181)	423

Total	$(514)	$124	$(418)	$(42,883)

Interest expense for the three months ended June 30, 2012 decreased by $24,000 as compared to the same period in 2011 due to decreased borrowings.

Interest expense for the six months ended June 30, 2012 decreased by $0.5 million as compared to the same period in 2011 due to decreased borrowings and the write-off of the remaining unamortized debt discount of $0.3 million in the three months ended March 31, 2011 associated with debt that was repaid with proceeds from our initial public offering.

During the six months ended June 30, 2011, we recorded a non-cash charge of $42.6 million related to the change in fair value of our preferred stock warrant liabilities from December 31, 2010 to the respective exercise dates of the warrants in March 2011. We valued our preferred stock warrants at the end of each fiscal period using the Black-Scholes option pricing model. During March 2011, all of our warrants to purchase preferred stock were exercised, and all outstanding shares of preferred stock, including all shares of preferred stock issued upon the exercise of the preferred stock warrants, were converted into common stock on a one-for-one basis. As a result, subsequent to the three months ended March 31, 2011, we no longer record any changes in the fair value of such liabilities in our statement of operations.

Other, net is comprised of foreign exchange gains and losses. Foreign exchange gains for the three months and six months ended June 30, 2012 and 2011 were related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar. The foreign exchange gains and losses are mainly attributed to unrealized foreign exchange gains and losses on intercompany loans and other monetary accounts. During the three months ended June 30, 2012, we had unrealized losses of $0.4 million compared to unrealized gains of $50,000 in the same period in 2011. During the six months ended June 30, 2012, we had unrealized losses of $0.2 million compared to unrealized gains of $0.2 million in the same period in 2011. In addition, during the second quarter of 2011, we had realized gains of $0.1 million.

Income Taxes Benefit (Provision)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(dollars in thousands)
Income tax benefit (provision)	$334	$(46)	$252	$(80)

We have incurred operating losses in the U.S. and certain foreign jurisdictions in all periods to date and have recorded a full valuation allowance against our net deferred tax assets and, therefore, have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. During the three months ended June 30, 2012, we recorded an income tax benefit due to the expected reversal of deferred tax liabilities assumed as part of the Sonar Limited acquisition available to offset foreign net operating losses. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.

Liquidity and Capital Resources

To date, our operations and growth have been financed primarily through the sale of equity securities, including net cash proceeds from our initial public offering of common stock in March 2011, in which we raised approximately $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million.

At June 30, 2012, our principal sources of liquidity were $67.0 million of cash and cash equivalents and $15.0 million available under our credit facility with Silicon Valley Bank (“SVB Credit Facility”), which matures in August 2012. Borrowings under the SVB Credit Facility are available based on the lesser of $15.0 million or a multiple of our contracted monthly recurring revenue, as defined in the agreement governing the facility, less principal amounts outstanding on advances. Interest is payable monthly, and the principal is due upon maturity. The interest rate is prime plus 1.5% if the outstanding indebtedness under the facility is less than or equal to $5.0 million, and prime plus 2.5% if the outstanding indebtedness is greater than $5.0 million. The SVB Credit Facility requires immediate repayment upon an event of default, as defined in the agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the agreement. At June 30, 2012, we had $0.4 million outstanding under the SVB Credit Facility.

Our cash flows from operating activities have historically been significantly impacted by the contractual payment terms and patterns of client agreements, as well as our investments in sales and marketing and research and development to drive our business growth.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents, will provide adequate funds for our ongoing operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, the continuing market acceptance of our solution, and to the extent to which we incur costs associated with integrating Sonar Limited, our recently acquired New Zealand subsidiary, which we acquired in April 2012. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources. We funded the cash portion of the purchase price of Sonar Limited with $12.5 million of our own cash resources. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or utilize our cash resources.

Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds from our initial public offering for such additional expansion and expenditures, although we have no present understandings, commitments or agreements to enter into any such acquisitions.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2012	2011
Net cash used in operating activities	$(2,360)	$(3,596)
Net cash used in investing activities	(15,078)	(36,210)
Net cash (used in) provided by financing activities	(884)	81,397

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

Cash used in operating activities of $2.4 million in the six months ended June 30, 2012 was a result of our continued significant investments in headcount, increased expenses incurred as a result of becoming a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the six months ended June 30, 2012, $7.9 million, or 48%, of our net loss of $16.3 million consisted of non-cash items, including $5.0 million of stock-based compensation, $3.0 million of depreciation and amortization, $0.4 million of deferred income taxes, $0.2 million in foreign exchange losses, and $0.1 million of non-cash interest expense.

Cash used in operating activities in the six months ended June 30, 2012 also included a $0.6 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, a $0.2 million increase in deferred commissions due to increased sales during the period, and a $0.4 million decrease in accrued liabilities primarily due to the timing of payments. Cash used in operating activities was partially offset by a $4.3 million increase in deferred revenue due to increased billings during the six months ended June 30, 2012, a $2.0 million decrease in accounts receivable attributable to the receipt of payments from our clients mainly the result of higher billings in the fourth quarter of 2011 due to the seasonality of our business, and an increase in accounts payable of $0.6 million attributable to increased expenses associated with our growth and an increase in other liabilities of $0.4 million.

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

We used $15.1 million of cash in investing activities in the six months ended June 30, 2012, primarily due to our acquisition of Sonar Limited of $12.4 million, $2.5 million of investments in our capitalized software, and $0.2 million in purchases of additional equipment during the period.

We used $36.2 million of cash in investing activities in the six months ended June 30, 2011, primarily due to our purchase of available-for-sale securities of $34.1 million, $1.4 million of investments in our capitalized software and approximately $0.8 million of net investments in other fixed assets. The investments in other fixed assets consisted of $1.2 million in purchases of additional equipment during the period for our expanding infrastructure and workforce, which were primarily financed through $0.7 million in borrowings under our SVB credit facility and $0.4 million in capital leases.

Net Cash (Used in) Provided by Financing Activities

Cash used in financing activities of $0.9 million in the six months ended June 30, 2012 was primarily due to debt repayment of $1.0 million, and payments of $0.9 million on our capital lease and financing obligations, partially offset by $1.0 million in proceeds from stock option exercises and common stock warrant exercises.

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

Contractual Obligations

There have been no significant changes in contractual obligations from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 except for the following: during the six months ended June 30, 2012, we (i) financed the purchase of equipment through capital lease agreements that increased our capital lease commitments by approximately $1.6 million through 2015; (ii) entered into operating leases in Denmark, France, Germany, Italy, New Zealand, and Spain, with aggregate operating lease commitments of approximately $0.1 million through 2013; and (iii) entered into an e-learning content reseller agreement with a third party content provider whereby we are obligated to pay license fees of $0.8 million in 2012, 2013 and 2014.

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

Interest Rate Risk

At June 30, 2012, we had $67.0 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.

The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the short-term nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

Foreign Currency Risk

We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2012 would result in a foreign currency loss of approximately $1.4 million. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Canada, India, Israel and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.

Changes in Internal Controls

There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

As noted in Note 2 to our condensed consolidated financial statements, we acquired Sonar Limited on April 5, 2012. During the three months ended June 30, 2012, we began the process of incorporating our internal control over financial reporting into Sonar Limited.

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

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 15 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.

Risks Related to Our Business and Industry

We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.

We have incurred losses since our inception. We experienced net losses of $8.2 million, $16.3 million, $63.9 million, $48.4 million, and $8.4 million for the three and six months ended June 30, 2012, and years ended December 31, 2011, 2010 and 2009, respectively. At June 30, 2012, our accumulated deficit was $181.0 million and total stockholders’ equity was $52.7 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.

There are a number of other factors that may cause our financial results to fluctuate from period to period, including:

•	the extent to which new clients are attracted to our solution to satisfy their learning and talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solution and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional clouds and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as compared to the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	seasonal factors affecting demand for our solution or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing of our client implementations;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solution;

•	our ability to manage our existing business and future growth, including in terms of additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	general economic, industry and market conditions; and

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

If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc., one of our competitors, and in April 2012, Oracle Corporation acquired Taleo Corporation, another one of our competitors. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solution and limiting the number of consultants available to implement our solution. Disruptions in our business caused by these events could reduce our revenue.

Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.

We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 507 employees on December 31, 2011 to 651 employees on June 30, 2012. In addition, we have established offices in the United Kingdom, France, Germany, Israel, Spain and India, and in April 2012, we acquired an office in New Zealand through the acquisition of Sonar Limited. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “—As a newly public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” And “We currently have only a limited number of international offices and may expand our international operations, but we do not have substantial experience in international markets and may not achieve the results that we expect.”

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

We rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our solution. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our solution until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our solution could result in errors or a failure of our solution, which could harm our business. Moreover, we utilize self-managed, co-location facilities. If our co-location facilities do not scale and support our continued growth on a more cost-effective basis than a fully managed third-party environment, our business may be negatively impacted.

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

We currently have foreign sales denominated in Australian Dollars, Canadian Dollars, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollar, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Canadian Dollars, Danish Krone, Indian Rupees, Israeli New Shekels, New Zealand Dollars, and Swedish Krona. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.

We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.

At June 30, 2012, we had $67.0 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.

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

Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $26.50 per share and an intra-day trading low of $11.50 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

As of June 30, 2012, our executive officers, directors and their affiliates beneficially owned or controlled, directly or indirectly, 15,691,094 shares of common stock in the aggregate (including shares of common stock subject to options and warrants exercisable within 60 days of June 30,2012), or approximately 31% of our outstanding shares. As a result, if some of these persons or entities act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination.

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

(a) Recent Sales of Unregistered Securities

On April 5, 2012, in connection with our acquisition of Sonar Limited, we issued an aggregate of 46,694 shares of our common stock to two stockholders of Sonar Limited. The issuance of such shares was exempt from the registration requirements the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof and/or Regulation S promulgated thereunder.

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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President and Chief Executive Officer

Date: August 14, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date

2.1	Amended and Restated Share Purchase Agreement, dated as of April 5, 2012, by and among the Company, Dolphin Acquisition Limited, Sonar Limited, the Company Stockholders (as defined therein), and, with respect to Article III only, the Stockholder Representative (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-Q	001-35098	2.1	May 15, 2012

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010

10.1	Description of 2012 Executive Bonus Plan.	8-K	001-35098	n/a	May 4, 2012

10.2	Second Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, effective as of March 14, 2012 (executed on July 12, 2012).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.