Form 10-Q
period 2012-09-30
Cornerstone OnDemand Inc
filed 2012-11-14
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 12, 2012
Common Stock	50,481,963

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

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$64,492	$85,409
Accounts receivable, net	45,157	34,110
Deferred commissions	4,223	3,537
Prepaid expenses and other current assets	7,132	3,789
Total current assets	121,004	126,845
Capitalized software development costs, net	6,259	4,106
Property and equipment, net	6,171	3,663
Intangible assets, net	7,443	609
Goodwill	8,193	—
Other assets, net	207	139
Total Assets	$149,277	$135,362
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$6,465	$3,834
Accrued expenses	9,771	8,039
Deferred revenue, current portion	69,001	52,338
Capital lease obligations, current portion	1,438	1,617
Debt, current portion	630	265
Other liabilities	3,016	996
Total current liabilities	90,321	67,089
Other liabilities, non-current	3,776	806
Deferred revenue, net of current portion	3,621	3,542
Capital lease obligations, net of current portion	1,279	1,056
Long-term debt, net of current portion	1,025	409
Total liabilities	100,022	72,902
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 50,371 and 49,274 shares issued and outstanding at September 30, 2012 and December 31, 2011	5	5
Additional paid-in capital	237,953	226,916
Accumulated deficit	(188,624)	(164,651)
Accumulated other comprehensive (loss) income	(79)	190
Total stockholders’ equity	49,255	62,460
Total Liabilities and Stockholders’ Equity	$149,277	$135,362

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenue (net of a $0 and $0 reduction of revenue during the three months ended September 30, 2012 and 2011 and net of a $0 and $2,500 reduction of revenue during the nine months ended September 30, 2012 and 2011 relating to a common stock warrant)	$30,768	$20,019	$81,488	$50,636
Cost of revenue	9,135	5,371	23,869	14,903
Gross profit	21,633	14,648	57,619	35,733
Operating expenses:
Sales and marketing	18,624	11,531	52,283	32,244
Research and development	4,101	2,670	10,625	7,608
General and administrative	6,600	3,439	18,346	10,577
Amortization of certain acquired intangible assets	251	—	488	—
Total operating expenses	29,576	17,640	81,742	50,429
Loss from operations	(7,943)	(2,992)	(24,123)	(14,696)
Other income (expense):
Interest income	—	8	—	15
Interest expense	(121)	(43)	(358)	(797)
Change in fair value of preferred stock warrant liabilities	—	—	—	(42,559)
Withdrawn secondary offering expense	—	(555)	—	(555)
Other, net	139	(643)	(42)	(220)
Other income (expense), net	18	(1,233)	(400)	(44,116)
Loss before income tax benefit (provision)	(7,925)	(4,225)	(24,523)	(58,812)
Income tax benefit (provision)	298	(52)	550	(132)
Net loss	$(7,627)	$(4,277)	$(23,973)	$(58,944)
Accretion of redeemable preferred stock	—	—	—	(5,208)
Net loss attributable to common stockholders	$(7,627)	$(4,277)	$(23,973)	$(64,152)
Net loss per share attributable to common stockholders, basic and diluted	$(0.15)	$(0.09)	$(0.48)	$(1.74)
Weighted average common shares outstanding, basic and diluted	50,163	48,018	49,755	36,868

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(7,627)	$(4,277)	$(23,973)	$(58,944)
Foreign currency translation adjustment, net of tax	(271)	245	(269)	164
Total comprehensive loss	$(7,898)	$(4,032)	$(24,242)	$(58,780)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(23,973)	$(58,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,939	2,695
Non-cash interest expense	106	518
Change in fair value of preferred stock warrant liabilities	—	42,559
Unrealized foreign exchange (gain) loss	(37)	258
Charges related to the issuance of common stock warrants to a distributor	—	2,500
Stock-based compensation expense	8,297	2,959
Withdrawn secondary offering expense	—	555
Non-cash charitable contribution of common stock	—	193
Deferred income taxes	(652)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(10,058)	(2,197)
Deferred commissions	(572)	(546)
Prepaid expenses and other assets	(3,408)	(1,532)
Accounts payable	1,656	349
Accrued expenses	1,124	1,779
Deferred revenue	15,743	6,085
Other liabilities	3,042	(271)
Net cash used in operating activities	(3,793)	(3,040)
Cash flows from investing activities:
Purchases of property and equipment	(347)	(848)
Capitalized software costs	(3,662)	(2,217)
Purchase of available-for-sale securities	—	(34,079)
Proceeds from maturities of available-for-sale securities	—	17,000
Cash paid for acquisition, net of cash acquired	(12,428)	—
Net cash used in investing activities	(16,437)	(20,144)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	90,539
Payments of initial public offering costs	—	(3,436)
Payments of withdrawn secondary offering costs	—	(555)
Proceeds from issuance of preferred stock upon warrant exercises	—	3,163
Proceeds from issuance of debt	—	669
Repayment of debt	(1,250)	(9,151)
Principal payments under capital lease obligations	(1,396)	(1,159)
Proceeds from stock option and warrant exercises	1,983	615
Payment of withholding tax on net exercise of stock-based awards	—	(48)
Net cash (used in) provided by financing activities	(663)	80,637
Effect of exchange rate changes on cash and cash equivalents	(24)	(145)
Net (decrease) increase in cash and cash equivalents	(20,917)	57,308
Cash and cash equivalents at beginning of period	85,409	7,067
Cash and cash equivalents at end of period	$64,492	$64,375
Supplemental cash flow information:
Cash paid for interest	$257	$475
Cash paid for income taxes	$84	$18
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$132,775
Assets acquired under capital leases and other financing arrangements	$2,833	$1,223
Common stock issued for business acquisition	$335	$—
Capitalized assets financed by accounts payable	$844	$—
Capitalized stock-based compensation	$380	$165
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
The Company is headquartered in Santa Monica, California and has offices in Auckland, Hong Kong, London, Mumbai, Munich, Madrid, Paris, Sydney and Tel Aviv.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the interim periods presented. Results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2011 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP. The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 6, 2012.
Reclassifications
Certain amounts in the consolidated balance sheet at December 31, 2011 have been reclassified to conform to the current year presentation.
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
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. There were no transaction costs for the three months ended September 30, 2012, and transaction costs were $0.7 million for the nine months ended September 30, 2012. There were no transaction costs for the three and nine months ended September 30, 2011.
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
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to identified intangible assets in the nine months ended September 30, 2012 and the year ended December 31, 2011.
Recent Accounting Pronouncements
In May 2011, the FASB issued ASU No. 2011-4, “Fair Value Measurement.” The primary focus of this standard is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While this ASU does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. This guidance was effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard during the nine months ended September 30, 2012. The adoption did not have any material impact on the financial statement disclosures.
In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income.” This update requires companies to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for fiscal periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows. The Company adopted this standard in the nine months ended September 30, 2012 by including a new separate statement labeled “Consolidated Statements of Comprehensive Loss.” As of September 30, 2012, accumulated other comprehensive income (loss) comprises foreign currency translation adjustments.
In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance will allow companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance is effective for the Company for the annual goodwill impairment tests to be performed during the fourth quarter of 2012. The Company does not expect the adoption will have a material effect on its consolidated financial position or results of operations.
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
The Company recognized no acquisition related costs during the three months ended September 30, 2012 and approximately $0.7 million of acquisition related costs during the nine months ended September 30, 2012. These costs are included in the Consolidated Statements of Operations under “General and administrative”.
The results of operations of Sonar have been included in the Company’s Consolidated Statements of Operations since the acquisition date of April 5, 2012. Net revenues attributable to Sonar for the three and nine months ended September 30, 2012, since the acquisition date, were $0.7 million and $1.1 million, respectively, with a corresponding net loss of $0.8 million and $1.8 million, respectively, partially due to the amortization of acquired intangible assets of $0.5 million and $0.9 million, respectively.
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
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the Sonar acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	Actual	Pro Forma	Pro Forma	Pro Forma
Revenues	$30,768	$21,074	$82,491	$53,182
Net loss attributable to common stockholders	$(7,627)	$(4,455)	$(23,655)	$(60,016)
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
3. NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents our basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss attributable to common stockholders	$(7,627)	$(4,277)	$(23,973)	$(64,152)
Weighted-average shares of common stock outstanding	50,163	48,018	49,755	36,868
Net loss per share attributable to common stockholders – basic and diluted	$(0.15)	$(0.09)	$(0.48)	$(1.74)
At September 30, 2012 and 2011, anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders were (in thousands):

	September 30,
	2012	2011
Options to purchase common stock and restricted stock units	7,059	5,797
Common stock subject to repurchase right	15	35
Common stock warrants	—	375
Shares issued for purchase consideration held in escrow	16	—
Other restricted common stock	31	—
Total shares excluded from net loss per share attributable to common stockholders	7,121	6,207
As of September 30, 2012, immediately exercisable options to purchase 75,000 shares of common stock had been granted, of which an option to purchase 60,000 shares of common stock was early exercised during September 2010. Of the 60,000 shares issued upon early exercise of such option during September 2010, 15,000 and 35,000 were unvested and subject to the Company’s repurchase right at September 30, 2012 and September 30, 2011, respectively, and were therefore excluded from the calculation of weighted-average shares of common stock used in calculating net loss per share.
4. GOODWILL AND INTANGIBLE ASSETS
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(462)	$3,338	$—	$—	$—
Customer relationships	$2,400	$(291)	$2,109	$—	$—	$—
Domains/trademarks/tradenames	$320	$(78)	$242	$—	$—	$—
Software license rights	$1,654	$(392)	$1,262	$804	$(195)	$609
Non-compete agreements	$610	$(118)	$492	$—	$—	$—
Total	$8,784	$(1,341)	$7,443	$804	$(195)	$609
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
Total amortization expense from finite-lived intangible assets was $0.6 million and $1.1 million for the three and nine months ended September 30, 2012 and $32,000 and $0.1 million for the three and nine months ended September 30, 2011, respectively. Amortization expense of $0.3 million and $0.7 million for the three and nine months ended September 30, 2012 and $32,000 and $0.1 million for the three and nine months ended September 30, 2011, respectively, related to developed technology and software license rights was recorded in cost of revenues and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at September 30, 2012 (in thousands):

2012	$562
2013	2,192
2014	2,007
2015	1,755
2016	607
Thereafter	320
Total	$7,443
Estimated amortization expense of $0.3 million, $1.2 million, $1.2 million, $1.2 million, $0.4 million and $0.3 million will be recorded in cost of revenue for 2012, 2013, 2014, 2015, 2016 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of acquired intangible assets within operating expenses.
The goodwill recorded in connection with the Sonar acquisition is primarily related to the expected long-term synergies and other benefits, including the acquired workforce, from the acquisition. The following table presents the changes in the carrying amount of goodwill for the three and nine months ended September 30, 2012 (in thousands):

Goodwill as of December 31, 2011	$—
Goodwill from Sonar acquisition, April 5, 2012	8,193
Goodwill as of September 30, 2012	$8,193
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
Assets and liabilities measured at fair value on a recurring basis include the following as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012				December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$51,521	$51,521	$—	$—	$71,521	$71,521	$—	$—
At September 30, 2012, cash equivalents of $51.5 million consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
The following table summarizes the changes in the fair value of preferred stock warrant liability for the nine months ended September 30, 2011 (in thousands):

Fair Value at December 31, 2010	$39,756
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	42,559
Exercise of preferred stock warrants	(82,315)
Fair Value at September 30, 2011	$—

6. DEBT
Silicon Valley Bank
In August 2010, the Company entered into a $15.0 million credit facility with Silicon Valley Bank (“SVB Credit Facility”).
During May 2011, the Company amended the SVB Credit Facility to allow for loan advances, in addition to the amount available under the existing line of credit, of up to an aggregate of $3.0 million for the purchase of software and equipment. Advances for the purchase of software and equipment could be drawn through May 2012, have an interest rate of prime rate plus 1.25%, and are amortized monthly over the remaining term, which is the lesser of either 12 or 36 months and May 2015, payable in equal monthly installments of principal plus accrued interest. In May 2011, the Company borrowed approximately $0.7 million under this facility for the purchase of software and equipment. At September 30, 2012, loan advances of $0.4 million were outstanding.
During March 2012, the Company amended the SVB Credit Facility to remove the sub-limits related to letters of credit and amended the amounts available under the credit facility to be the lesser of $15.0 million or an amount based on a multiple of contracted monthly recurring revenue less principal amounts outstanding for any advances. In August 2012, the amounts available for borrowing under the credit facility were reduced to zero.
During November 2012, the Company amended the SVB Credit Facility to allow for loan advances up to an aggregate of $5.0 million for the purchase of equipment.  Advances may be drawn through April 2014, have an interest rate of prime minus 0.25%, and are amortized over sixty months, payable in equal installments of principal plus accrued interest.
The SVB Credit Facility is subject to certain financial covenants, including an adjusted quick ratio.
7. STOCK-BASED AWARDS
The following table summarizes the stock option activity for the nine months ended September 30, 2012 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,475	$6.04	8.3	$66,817
Granted	2,188	$20.90	9.6
Exercised	(907)	$1.96	6.0
Forfeited	(218)	$13.93
Outstanding, September 30, 2012	6,538	$11.31	8.4	$126,493

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at December 31, 2011	2,233	$2.24	7.2	$35,742
Vested and expected to vest at December 31, 2011	5,262	$5.83	8.2	$65,328
Exercisable at September 30, 2012	2,339	$4.92	7.3	$60,207
Vested and expected to vest at September 30, 2012	6,459	$11.29	8.4	$125,080

Unrecognized compensation expense relating to stock options was $29.4 million at September 30, 2012, which is expected to be recognized over a weighted-average period of 2.7 years.
The aggregate grant date fair value of stock options granted for the nine months ended September 30, 2012 was $23.1 million.
Restricted Stock
In connection with the acquisition of Sonar, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the company post-acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares will be recognized as a post-acquisition compensation expense over the 2 year vesting period (see Note 2).

Restricted Stock Units
At September 30, 2012, 521,178 of non-vested restricted stock units were outstanding. Unrecognized compensation expense related to non-vested restricted stock units was $5.2 million at September 30, 2012, which is expected to be recognized into expense over the weighted-average period of 2.2 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of revenue	$294	$75	$1,305	$176
Sales and marketing expense	1,118	355	2,244	825
Research and development expense	258	133	598	613
General and administrative expense	1,646	457	4,150	1,345
Total	$3,316	$1,020	$8,297	$2,959

8. INCOME TAXES
The Company’s income tax (benefit) was $(298,000) and $(550,000) and the effective income tax rate was 3.8% and 2.2% for the three and nine months ended September 30, 2012, respectively, as compared to an income tax expense of $52,000 and $132,000 and an effective income tax rate of (1.2)% and (0.2)% for the three and nine months ended September 30, 2011, respectively. The increase in the income tax benefit primarily relates to the expected reversal of deferred tax liabilities assumed in connection with the Sonar acquisition, offset by additional foreign income taxes. The Company’s effective tax rate differs from the statutory rate primarily due to the amortization of deferred tax liabilities assumed as part of the Sonar acquisition, the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2008 and 2007 for its U.S. federal income tax returns and state income tax returns, respectively. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Company believes it has adequately reserved for its uncertain tax positions; however, there is no assurance that taxing authorities will not propose adjustments that are more or less than the Company's expected outcome. It is not expected that the amount of unrecognized tax benefits will be recognized in the next twelve months. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.
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
During the nine months ended September 30, 2012 , the Company entered into operating leases in New Zealand, France, Germany, Italy, Spain, Denmark, Netherlands, United Kingdom, Australia, Hong Kong and California, increasing operating lease commitments by approximately $0.2 million through 2012 and $0.5 million through 2013.
During the nine months ended September 30, 2012, the Company financed the purchase of equipment through capital lease agreements that increased its capital lease commitments by approximately $1.6 million through 2015.
Litigation
During the third quarter of 2012, the Company received an unfavorable ruling in an employment matter brought to arbitration. Prior to the arbitration ruling the Company determined that a material loss contingency was remote and no amounts were accrued. Based on the results of the arbitration ruling, the Company has now reasonably estimated the range of probable losses for this matter, including both the award and estimated attorneys’ fees, to be between $1.6 million and $2.0 million, and has accrued, within other current liabilities, the low end of the range as no other amount within this range was a better estimate than any other. The Company has determined that the accrued loss is covered under the Company's executive wrap insurance policy and that recovery under the policy is probable. As such, the Company has recorded an insurance receivable of $1.6 million in other current assets. There is at least a reasonable possibility that the loss for this matter could exceed the amount accrued by $0.4 million,  before consideration of potential additional recovery under its existing insurance policy. The Company believes that any additional loss above the amount accrued would not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. Except for the matter described above, the Company has determined that it does not have a potential liability related to any legal proceedings or claims that would individually or in the aggregate materially adversely affect its financial conditions or operating results.
10. SUBSEQUENT EVENTS
During October 2012, the Board of Directors granted stock options to purchase 119,360 shares of common stock at a weighted-average exercise price of $31.44 per share. The stock options vest over four years.
During October 2012, the Company financed the purchase of equipment through a capital lease agreement that will increase its capital lease commitments by approximately $0.4 million through 2015.
During November 2012, the Board of Directors granted stock options to purchase 76,855 shares of common stock at a weighted-average exercise price of $28.99 per share. The stock options vest over four years. During November 2012, the Board of Directors granted restricted stock units for 3,000 shares of common stock which vest over a weighted-average period of 2.0 years.
During November 2012, the Company amended the SVB Credit Facility (see Note 6).
The SVB Credit Facility is subject to certain financial covenants, including an adjusted quick ratio.

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
Our Cornerstone product offering, or the Cornerstone solution, consists of four integrated cloud-based solutions, which we refer to as “clouds,” for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our solution as well as third-party e-learning content for use with our solution. We target our sales and marketing efforts for these four integrated clouds to large and mid-sized clients with 500 or more employees, and our solution can be used in multiple industry vertical segments. After the initial purchase, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional clouds, broaden the deployment of our solution across their organizations and increase the usage of our solution over time. We currently have 1,112 clients who use our Cornerstone solution to empower approximately 10.3 million users across 186 countries and 38 languages. Our number of clients for our Cornerstone solution has grown from 105 at December 31, 2007 to 481 at December 31, 2010, to 805 at December 31, 2011 and to 1,112 at September 30, 2012.

In addition to our Cornerstone solution, we also offer a cloud-based talent management solution that is targeted principally to clients with less than 500 employees, the Cornerstone Small Business solution. On April 5, 2012, we completed the acquisition of Sonar Limited, a New Zealand cloud-based talent management solutions provider serving small business globally. Sonar Limited’s talent management solution was rebranded as the Cornerstone Small Business solution. Cornerstone Small Business solution did not have a significant impact on our financial results and key metrics for the three months ended September 30, 2012 and is not expected to have a significant impact for the year ending December 31, 2012. We currently do not include the number of clients and users of our Cornerstone Small Business solution in our client and user key metrics as the inclusion does not provide us with meaningful, consistent and comparative information in terms of our financial performance.
We founded our business in 1999 to improve access to education through the distribution of online educational content to individuals, small businesses and large corporations. Our distribution model was built using Internet technologies that are now known as software-as-a-service. When the Internet “bubble” burst in 2000, we focused on corporations that needed tools to manage compliance and on-boarding of employees as well as to link learning to employee performance, leadership development and knowledge management. As a result of our work with clients to address their particular challenges, we had as early as 2001 developed the foundation for a comprehensive learning and talent management cloud-based solution that included functionality for learning management and performance management. In 2006, we added our extended enterprise functionality, which helps clients extend learning and talent management to their customers, vendors and distributors. During the first quarter of 2012, we added our recruiting cloud. The recruiting cloud supports the modern ways that businesses source, recruit, hire and onboard new employees.
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
In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 31, 2007 and September 30, 2012, our number of users increased from 859,000 to approximately 10.3 million. In 2009, after a highly competitive process involving a number of potential providers, ADP chose to enter into a distributor agreement with us that allows ADP to sell our solution globally.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as these services are performed. In certain instances, our clients request enhancements to underlying features and functionality of our solution, and in these instances revenue from subscriptions is recognized once the additional features are delivered to the client over the remaining term of the agreement. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for portions of annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our net revenue has grown to $30.8 million and $81.5 million for the three and nine months ended September 30, 2012, respectively, from $20.0 million and $50.6 million for the three and nine months ended September 30, 2011, respectively. Our gross revenue was $53.1 million for the nine months ended September 30, 2011 before a $2.5 million reduction of revenue. This reduction of revenue related to a non-cash charge for a common stock warrant issued to ADP during the three months ended June 30, 2011.
We have historically experienced seasonality in terms of when we enter into client agreements. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year and usually sign a significant portion of these agreements during the last month, and with respect to each quarter, often the last two weeks, of the quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results. In addition, the recognition of our consulting service revenues is impacted by the timing of our clients’ implementations, which varies from client to client and may differ from the aforementioned seasonality trends. As a result, the timing of our clients’ implementations may also cause fluctuations in certain of our operating results and financial metrics, and limit our ability to predict future results.
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
Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Form 10-Q, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional clouds or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solution;

•	the timing of our client implementations;

•	our ability to manage growth, including in terms of new clients, additional users and new geographies;

•	the timing and success of competitive solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors; and

•	general economic and market conditions.

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

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangibles consist of amortization of Sonar Limited acquisition-related intangibles including customer relationships, non-compete agreements, patents, trade names and trademarks.

Other Income (Expense)

•
Interest Expense. Interest expense consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; amortization of debt issuance costs and debt discounts.

•
Change in Fair Value of Preferred Stock Warrant Liabilities. Preferred stock warrant liabilities are the result of warrants issued prior to our initial public offering in connection with long-term debt and preferred stock financings. Changes in the fair value of our preferred stock occurred in connection with changes in the overall value of our company. Immediately prior to the completion of our initial public offering, all of our warrants to purchase preferred stock were exercised, and as a result, we no longer record any changes in the fair value of these liabilities in our statements of operations.

•
Withdrawn Secondary Offering Expense. On July 20, 2011, we filed a Registration Statement on Form S-1 in connection with a proposed secondary offering of shares of our common stock. On August 8, 2011, pursuant to Rule 477 under the Securities Act of 1933, as amended, we requested that the Securities and Exchange Commission consent to the withdrawal of the Registration Statement. During the three months ended September 30, 2011, we incurred expenses of approximately $0.6 million in connection with the proposed secondary offering.

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
As of September 30, 2012, there have been no material changes to our critical accounting policies since December 31, 2011. On April 5, 2012, we completed the acquisition of Sonar Limited. As part of this acquisition, we acquired finite-lived intangible assets totaling $7.1 million. The excess of the acquisition consideration over the fair value of the assets acquired and liabilities assumed was allocated to goodwill. Our accounting policy with respect to finite-lived intangible assets and goodwill is described below.
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
Intangible Assets
Identified intangible assets primarily consist of trade names and intellectual property and acquisition-related intangibles, including developed technology, customer relationships, non-compete agreements, patents, trade names and trademarks. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives ranging from two to ten years, generally using the straight line method, which approximates the pattern in which the economic benefits are consumed.
We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in the nine months ended September 30, 2012 and in the year ended December 31, 2011.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross revenue(1)	$30,768	$20,019	$81,488	$53,136
Common stock warrant charge(1)	—	—	—	(2,500)
Net revenue	30,768	20,019	81,488	50,636
Cost of revenue	9,135	5,371	23,869	14,903
Gross profit	21,633	14,648	57,619	35,733
Operating expenses:
Sales and marketing	18,624	11,531	52,283	32,244
Research and development	4,101	2,670	10,625	7,608
General and administrative	6,600	3,439	18,346	10,577
Amortization of acquired intangibles	251	—	488	—
Total operating expenses	29,576	17,640	81,742	50,429
Loss from operations	(7,943)	(2,992)	(24,123)	(14,696)
Other income (expense):
Interest income (expense)	(121)	(35)	(358)	(782)
Change in fair value of preferred stock warrant liabilities	—	—	—	(42,559)
Withdrawn secondary offering expense	—	(555)	—	(555)
Other, net	139	(643)	(42)	(220)
Loss before income tax benefit (provision)	(7,925)	(4,225)	(24,523)	(58,812)
Income tax benefit (provision)	298	(52)	550	(132)
Net loss	$(7,627)	$(4,277)	$(23,973)	$(58,944)

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

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Revenue and Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2012	2011	2012	2011
Net revenue (in thousands)	$30,768	$20,019	$81,488	$50,636
Gross revenue (in thousands)	$30,768	$20,019	$81,488	$53,136
Bookings (in thousands)	$42,737	$23,990	$98,230	$59,193
Number of clients	1,112	710	1,112	710
Number of users (in thousands)	10,326	7,160	10,326	7,160

We generally recognize subscription revenue over the contract period, and as a result of our revenue recognition policy and the seasonality of when we enter into new client agreements, revenue from client agreements signed in the current period may not be fully reflected in the current period. As a result, revenue increases period over period are primarily from contracts that existed prior to the beginning of that period, or as referenced below "existing clients". Gross revenue in the first nine months of 2011 excludes the impact of a non-cash reduction of revenue related to a common stock warrant issued to ADP of $2.5 million during the three months ended June 30, 2011. Net revenue for the first nine months of 2011 was impacted by this non-cash reduction of revenue. There were no such reductions of revenue in the three and nine months ended September 30, 2012, and as such, net revenue was equal to gross revenue for these periods.
Revenue increased $10.7 million, or 54%, for the three months ended September 30, 2012 as compared to the same period in 2011. The increase was primarily the result of a $9.5 million increase in revenue from existing clients, that is, revenue from clients in the three months ended September 30, 2012 from client agreements that were entered into prior to that period compared to revenue from clients in the three months ended September 30, 2011 from client agreements that were entered into prior to that same period. In addition, revenue increased by $1.2 million from the acquisition of new clients during the three months ended September 30, 2012 as compared to revenue during the three months ended September 30, 2011 for the acquisition of clients during that period.
Revenue generated in the United States was $22.0 million, or 71%, of total revenue for the three months ended September 30, 2012 as compared to $14.5 million, or 72%, for the same period in 2011, resulting in a 52% increase. Revenue generated outside of the United States was $8.8 million, or 29%, of total revenue for the three months ended September 30, 2012 as compared to $5.6 million, or 28%, for the same period in 2011, resulting in a 58% increase. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally, particularly in Europe.

Net revenue increased $30.9 million, or 61%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in net revenue was primarily the result of a $17.8 million increase in revenue from existing clients and a $13.0 million increase in revenue resulting from the acquisition of new clients during the nine months ended September 30, 2012, as compared to revenue in the nine months ended September 30, 2011 from existing clients at that period and new client acquisitions during that period, respectively.

Gross revenue increased $28.4 million, or 53%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in gross revenue was primarily the result of $15.3 million increase in revenue from existing clients and a $13.0 million increase in revenue resulting from the acquisition of new clients during the nine months ended September 30, 2012, as compared to revenue in the nine months ended September 30, 2011 from existing clients at that period and new client acquisitions during that period, respectively.

Gross revenue generated in the United States was $57.3 million, or 70%, of total revenue for the nine months ended September 30, 2012 as compared to $37.9 million, or 71%, for the same period in 2011, resulting in a 51% increase. Gross revenue generated outside of the United States was $24.2 million, or 30%, of total revenue for the nine months ended September 30, 2012 as compared to $15.2 million, or 29%, for the same period in 2011, resulting in a 59% increase. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally, particularly in Europe.
Bookings increased 78% and 66%, respectively, for the three and nine months ended September 30, 2012 as compared to the same periods in 2011, reflecting the increase in gross revenue for those periods, and an increase in deferred revenue at September 30, 2012 from June 30, 2012 compared to the increase at September 30, 2011 from June 30, 2011 and an increase in deferred revenue at September 30, 2012 from December 31, 2011 as compared to the increase at September 30, 2011 from December 31, 2010. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally are based on proportional performance over the period the services are performed. Our number of clients grew 57% at September 30, 2012 compared to September 30, 2011. Our number of users increased 44% at September 30, 2012 compared to September 30, 2011, due primarily to the acquisition of new clients, although we also increased the number of users within existing clients.
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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended September 30, 2012
Gross revenue		$30,768
Deferred revenue at June 30, 2012	$60,653
Deferred revenue at September 30, 2012	72,622
Change in deferred revenue		11,969
Bookings		$42,737
	Deferred Revenue Balance	Three Months Ended September 30, 2011
Gross revenue		$20,019
Deferred revenue at June 30, 2011	$35,904
Deferred revenue at September 30, 2011	39,875
Change in deferred revenue		3,971
Bookings		$23,990

	Deferred Revenue Balance	Nine Months Ended September 30, 2012
Gross revenue		$81,488
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at September 30, 2012	72,622
Change in deferred revenue		16,742
Bookings		$98,230
	Deferred Revenue Balance	Nine Months Ended September 30, 2011
Gross revenue		$53,136
Deferred revenue at December 31, 2010	$33,818
Deferred revenue at September 30, 2011	39,875
Change in deferred revenue		6,057
Bookings		$59,193
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
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Cost of revenue	$9,135	$5,371	$23,869	$14,903
Gross profit	$21,633	$14,648	$57,619	$35,733
Gross margin	70%	73%	71%	71%
Cost of revenue increased $3.8 million, or 70%, for the three months ended September 30, 2012 as compared to the same period in 2011, attributable to $1.7 million in increased employee-related costs due to higher headcount and $0.7 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.3 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.3 million in increased amortization of developed technology related to acquired intangibles with our acquisition of Sonar Limited, and $0.3 million in increased amortization of capitalized software.
Cost of revenue increased $9.0 million, or 60%, for the nine months ended September 30, 2012 as compared to the same period in 2011, attributable to $4.5 million in increased employee-related costs due to higher headcount and $1.2 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.9 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $0.7 million in increased amortization of capitalized software, $0.6 million in increased referral fees, $0.6 million in increased amortization of acquired intangibles, and $0.4 million in increased third-party e-learning costs.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Sales and marketing	$18,624	$11,531	$52,283	$32,244
Percent of net revenue	61%	58%	64%	64%
Sales and marketing expenses increased $7.1 million, or 62%, for the three months ended September 30, 2012 as compared to the same period in 2011. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2012 increased compared to September 30, 2011, contributing to an increase in employee-related costs of $5.2 million, consisting of increased employee compensation and benefits of $3.3 million, increased commissions of $1.1 million, and increased stock-based compensation of $0.8 million. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.7 million, increased costs associated with outsourced marketing programs and events of $0.6 million, and increased travel costs associated with our direct sales teams of $0.4 million.
Sales and marketing expenses increased $20.0 million, or 62%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Employee-related costs increased by $14.2 million, consisting of increased employee compensation and benefits of $9.8 million, increased commissions of $3.0 million, and increased stock-based compensation of $1.4 million, primarily driven by increased headcount and increased sales. In addition, we incurred increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $2.1 million, increased costs associated with outsourced marketing programs and events of $1.5 million, and increased travel costs associated with our direct sales teams of $1.1 million.
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Research and development	$4,101	$2,670	$10,625	$7,608
Percent of net revenue	13%	13%	13%	15%
Research and development expenses increased by $1.4 million, or 54%, for the three months ended September 30, 2012 as compared to the same period in 2011. The increase was principally due to an increase in research and development headcount at September 30, 2012 compared to September 30, 2011 to maintain and improve the functionality of our solution. As a result, we incurred increased employee-related costs of $1.0 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $0.9 million and increased stock-based compensation of $0.1 million. In addition, in the three months ended September 30, 2012 we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.3 million relating to overall increased expenses to support our continued growth.
Research and development expenses increased by $3.0 million, or 40%, for the nine months ended September 30, 2012 as compared to the same period in 2011. We incurred increased employee-related costs of $1.8 million, consisting of increased compensation and benefits, arising primarily from increased headcount. In addition, in the nine months ended September 30, 2012, we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.8 million relating to overall increased expenses to support our continued growth and increased expenses related to third-party consultants of $0.3 million.

We capitalize a portion of our software development costs related to the development and enhancements of our solution, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $1.5 million and $0.9 million of software development costs and amortized $0.7 million and $0.5 million in the three months ended September 30, 2012 and September 30, 2011, respectively, and capitalized $4.1 million and $2.4 million and amortized $1.9 million and $1.3 million in the nine months ended September 30, 2012 and September 30, 2011, respectively.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
General and administrative	$6,600	$3,439	$18,346	$10,577
Percent of net revenue	21%	17%	23%	21%
General and administrative expenses increased by $3.2 million, or 92%, for the three months ended September 30, 2012 as compared to the same period in 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $1.9 million, consisting of increased stock-based compensation expense of $1.2 million and increased employee compensation and benefits of $0.7 million, as a result of increased headcount and corresponding stock-based compensation awards between September 30, 2011 and September 30, 2012. In addition, we incurred increased professional fees of $0.5 million for accounting, audit, legal and tax services, increased expenses related to third-party consultants of $0.2 million, and increased taxes and licenses of $0.2 million.
General and administrative expenses increased by $7.8 million, or 73%, for the nine months ended September 30, 2012 as compared to the same period in 2011. The increase was driven by increased employee-related costs due to our increased headcount and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $4.4 million, consisting of increased stock-based compensation expense of $2.8 million and increased employee compensation and benefits of $1.6 million, as a result of increased headcount and corresponding stock-based compensation awards between September 30, 2011 and September 30, 2012. In addition, we incurred increased professional fees of $2.0 million for accounting, audit, legal and tax services, including $0.8 million of costs associated with our acquisition of Sonar Limited, increased subscription fees of $0.3 million, increased taxes and licenses expenses of $0.6 million, increased expenses of allocated overhead costs such as rent, IT costs, and depreciation and amortization of $0.2 million, and increased expenses related to third-party consultants of $0.2 million.
Amortization of certain acquired intangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Amortization of certain acquired intangible assets	$251	$—	$488	$—
Amortization of acquired intangibles increased by $0.3 million and $0.5 million for the three and nine months ended September 30, 2012, respectively, as compared to the same period in 2011 due to the amortization of intangible assets acquired through the acquisition of Sonar Limited.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at September 30, 2012 (in thousands):

2012	$562
2013	2,192
2014	$2,007
2015	1,755
2016	$607
Thereafter	320
Total	$7,443
Estimated amortization expense of $0.3 million, $1.2 million, $1.2 million, $1.2 million, $0.4 million and $0.3 million will be recorded in cost of revenue for 2012, 2013, 2014, 2015, 2016 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Interest income	$—	$8	$—	$15
Interest expense	(121)	(43)	(358)	(797)
Change in fair value of preferred stock warrant liabilities	—	—	—	(42,559)
Withdrawn secondary offering expense	—	(555)	—	(555)
Other, net	139	(643)	(42)	(220)
Total	$18	$(1,233)	$(400)	$(44,116)
Interest expense for the nine months ended September 30, 2012 decreased by $0.4 million as compared to the same period in 2011 due to decreased borrowings and the write-off of the remaining unamortized debt discount of $0.3 million in the three months ended March 31, 2011 associated with debt that was repaid with proceeds from our initial public offering.
During the nine months ended September 30, 2011, we recorded a non-cash charge of $42.6 million related to the change in fair value of our preferred stock warrant liabilities from December 31, 2010 to the respective exercise dates of the warrants in March 2011. We valued our preferred stock warrants at the end of each fiscal period using the Black-Scholes option pricing model. During March 2011, all of our warrants to purchase preferred stock were exercised, and all outstanding shares of preferred stock, including all shares of preferred stock issued upon the exercise of the preferred stock warrants, were converted into common stock on a one-for-one basis. As a result, subsequent to the three months ended March 31, 2011, we no longer record any changes in the fair value of such liabilities in our statement of operations.
During the three months ended September 30, 2011, we incurred legal, accounting and printing related costs of approximately $0.6 million associated with our intended secondary offering. As a result of our withdrawal from the offering, we expensed such costs.
Other, net is comprised of foreign exchange gains and losses. Foreign exchange gains and losses for the three months and nine months ended September 30, 2012 and 2011, respectively, were related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar. The foreign exchange gains and losses are mainly attributable to unrealized foreign exchange gains and losses on intercompany loans and other monetary accounts. During the three months ended September 30, 2012, we had unrealized gains of $0.2 million compared to unrealized losses of $0.5 million in the same period in 2011. During the nine months ended September 30, 2012, we had unrealized gains of $37,000 compared to unrealized losses of $0.3 million in the same period in 2011.
Income Tax Benefit (Provision)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(dollars in thousands)
Income tax benefit (provision)	$298	$(52)	$550	$(132)

We have incurred operating losses in the U.S. and certain foreign jurisdictions in all periods to date and have recorded a full valuation allowance against our net deferred tax assets and, therefore, have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. During the three and nine months ended September 30, 2012, we recorded an income tax benefit due to the expected reversal of deferred tax liabilities assumed as part of the Sonar Limited acquisition available to offset foreign net operating losses. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.
Liquidity and Capital Resources
To date, our operations and growth have been financed primarily through the sale of equity securities, including net cash proceeds from our initial public offering of common stock in March 2011, in which we raised approximately $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million.
At September 30, 2012, our principal sources of liquidity were $64.5 million of cash and cash equivalents.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2012	2011
Net cash used in operating activities	$(3,793)	$(3,040)
Net cash used in investing activities	(16,437)	(20,144)
Net cash (used in) provided by financing activities	(663)	80,637
Net Cash Used In Operating Activities
Our net loss and cash flows from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in prior periods has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Our cash flows from operating activities are affected by the seasonality of our business, which results in variations in the timing of our invoicing of, and our receipt of payments from, our clients. We have generally experienced increased invoicing in the third and fourth quarters of each year due to higher acquisitions of new clients, the timing of annual billings for existing clients and increased client renewals during these quarters. As a result, we have also experienced increased levels of client payments during the fourth and first quarters of each year, related to client receipts from third and fourth quarter invoices. Conversely, we have experienced relatively lower levels of billings in the first and second quarters of each year, and thus client receipts in the second and third quarters have been lower relative to the other quarters. We expect this seasonality and resulting trends in cash flows from operating activities to continue.

Cash used in operating activities of $3.8 million in the nine months ended September 30, 2012 was a result of our continued significant investments in headcount, increased expenses incurred as a result of becoming a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the nine months ended September 30, 2012, $12.7 million, or 53%, of our net loss of $24.0 million consisted of non-cash items, including $8.3 million of stock-based compensation, $4.9 million of depreciation and amortization, and $0.7 million of deferred income taxes.
Cash used in operating activities in the nine months ended September 30, 2012 also included a $10.1 million increase in accounts receivable attributable to higher billings in the third quarter of 2012 due to increased number of clients, a $3.4 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, and a $0.6 million increase in deferred commissions due to increased sales during the period. Cash used in operating activities was partially offset by a $15.7 million increase in deferred revenue due to increased billings during the nine months ended September 30, 2012, an increase in other liabilities of $3.0 million, an increase in accounts payable of $1.7 million attributable to increased expenses associated with our growth, and a $1.1 million increase in accrued liabilities primarily due to the timing of payments.
Cash used in operating activities of $3.0 million in the nine months ended September 30, 2011 was a result of our continued significant investments in headcount, increased expenses incurred as we became a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the nine months ended September 30, 2011, $51.7 million, or 88%, of our net loss of $58.9 million consisted of non-cash items, including a $42.6 million increase in preferred stock warrant liabilities, a $2.5 million reduction of revenue for the issuance of a common stock warrant in connection with our distributor agreement with ADP, $3.0 million of stock-based compensation, $2.7 million of depreciation and amortization, $0.5 million of non-cash interest expense, approximately $0.3 million in foreign exchange losses, and a $0.2 million non-cash expense related to a charitable contribution of 20,000 shares of our common stock to a non-profit organization in February 2011. In addition, we incurred $0.6 million in expenses associated with our secondary offering, which we withdrew from in August 2011.
Cash used in operating activities in the nine months ended September 30, 2011 also included a $2.2 million increase in accounts receivable attributable to higher billings in the third quarter of 2011 due to the seasonality of our business, as discussed above, a $1.5 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, a $0.5 million increase in deferred commissions due to increased sales during the period, and a $0.3 million decrease in other liabilities. Cash used in operating activities was partially offset by a $6.1 million increase in deferred revenue due to increased billings during the nine months ended September 30, 2011, a $1.8 million increase in accrued expenses due to increased expenses associated with the growth of the company, and a $0.3 million increase in accounts payable, also attributable to increased expenses resulting from the growth of the company.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $16.4 million of cash in investing activities in the nine months ended September 30, 2012, primarily due to our acquisition of Sonar Limited of $12.4 million, $3.7 million of investments in our capitalized software, and $0.3 million in purchases of additional equipment during the period.
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
Net Cash (Used in) Provided by Financing Activities
Cash used in financing activities of $0.7 million in the nine months ended September 30, 2012 was primarily due to payments of $1.4 million on our capital lease and financing obligations, and debt repayment of $1.3 million, partially offset by $2.0 million in proceeds from stock option exercises and common stock warrant exercises.
Cash provided by financing activities of $80.6 million in the nine months ended September 30, 2011 was primarily due to $90.5 million of proceeds from our initial public offering, net of underwriting discounts and commissions but before offering expenses. In addition, cash provided by financing activities was also due to the receipt of $3.8 million in proceeds from the exercise of warrants to purchase preferred stock and common stock and stock options and borrowing of $0.7 million under our

SVB Credit Facility to finance the purchase of additional equipment and software. These proceeds were partially offset by payments of $9.2 million to repay outstanding debt, payments of costs of $3.4 million related to our initial public offering, payments of $1.2 million on our capital lease obligations, and payments of costs of $0.6 million related to our withdrawn secondary offering.
Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 6, 2012 except for the following: during the nine months ended September 30, 2012, we (i) financed the purchase of equipment through capital lease agreements that increased our capital lease commitments by approximately $1.6 million through 2015; (ii) entered into operating leases in Australia, Denmark, France, Germany, Hong Kong, Italy, Netherlands, New Zealand, Spain and the United Kingdom, with aggregate operating lease commitments of approximately $0.2 million through 2012 and $0.5 million through 2013; (iii) entered into an e-learning content reseller agreement with a third party content provider whereby we are obligated to pay license fees of $0.8 million in 2012, 2013 and 2014; (iv) entered into an agreement to purchase intellectual property rights related to a software application for $0.8 million which was financed through a third-party debt agreement with payments of approximately $0.2 million due in 2012, 2013, 2014 and 2015; and (v) entered into a cloud subscription agreement with a provider of enterprise cloud computing and social enterprise solutions whereby we are obligated to pay fees under this agreement of $0.6 million in 2013, $0.8 million in 2014, and $1.0 million in 2015.
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
Interest Rate Risk
At September 30, 2012, we had $64.5 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2012 would result in a foreign currency loss of approximately $1.1 million. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Canada, Hong Kong, India, Israel and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Controls
There was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As noted in Note 2 to our condensed consolidated financial statements, we acquired Sonar Limited on April 5, 2012. During the quarter ended September 30, 2012, we continued the process of incorporating our internal control over financial reporting into Sonar Limited.
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
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 17 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
Risks Related to Our Business and Industry
We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
We have incurred losses since our inception. We experienced net losses of $7.6 million, $24.0 million, $63.9 million, $48.4 million, and $8.4 million for the three and nine months ended September 30, 2012, and years ended December 31, 2011, 2010 and 2009, respectively. At September 30, 2012, our accumulated deficit was $188.6 million and total stockholders’ equity was $49.3 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include sales and marketing, research and development and other costs relating to the development, marketing and sale of our solution and consulting services that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including:

•	the extent to which new clients are attracted to our solution to satisfy their learning and talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solution and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional clouds and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as compared to the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	seasonal factors affecting demand for our solution or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing of our client implementations;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solution;

•	our ability to manage our existing business and future growth, including in terms of additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	general economic, industry and market conditions; and

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
We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., Jive Software, Inc., Kenexa, Inc., which was acquired by International Business Machines Corporation in August 2012, Oracle Corporation, Taleo Corporation, which was acquired by Oracle Corporation in April 2012, Saba Software, Inc., SAP AG, SuccessFactors, Inc., which was acquired by SAP America, Inc. in February 2012, StepStone ASA (a subsidiary of Axel Springer AG), SumTotal Systems, Inc., and Softscape, Inc. (a subsidiary of SumTotal Systems, Inc.).
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc., one of our competitors; in April 2012, Oracle Corporation acquired Taleo Corporation, another one of our competitors; and in August 2012 International Business Machines Corporation acquired Kenexa, Inc., also one of our competitors. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solution and limiting the number of consultants available to implement our solution. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 507 employees on December 31, 2011 to 701 employees on September 30, 2012. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, New Zealand, Spain, and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ending December 31, 2012 and in each year thereafter. Our auditors also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.
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
We currently have international offices in Australia, France, Germany, Hong Kong, India, Israel, New Zealand, Spain, and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

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
At September 30, 2012, we had $64.5 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.

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
Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $32.50 per share and an intra-day trading low of $11.50 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

As of September 30, 2012, our executive officers and directors beneficially owned, in the aggregate, approximately 26% of our outstanding common stock. As a result, if some of these persons or entities act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.
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
(a) Recent Sales of Unregistered Securities
In June 2012, we sold an aggregate of 31,250 shares of our common stock upon the exercise of outstanding warrants at an exercise price per share of $1.60, for an aggregate exercise price of $50,000. The issuance of the shares underlying the warrants were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.
In July 2012, we sold an aggregate of 98,958 shares of our common stock upon the exercise of an outstanding warrant at an exercise price of $1.60 per share, for an aggregate exercise price of $158,333. The issuance of the shares underlying the warrant were exempt from the registration requirements of the Securities Act in reliance on Section 4(2) thereof as transactions by an issuer not involving a public offering.
(b) Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-169621) that was declared effective by the Securities and Exchange Commission on March 16, 2011.
There has been no material change in the use of proceeds from our initial public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) and other periodic reports previously filed with the SEC.

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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President and Chief Executive Officer
Date: November 14, 2012

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
10.1*	2012 Sales Commission Plan between the Registrant and Vincent Belliveau.
10.2*	2012 Sales Commission Plan between the Registrant and Dave Carter.
10.3	Second Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, effective as of March 14, 2012 (executed on July 12, 2012).	10-Q	001-35098	10.2	August 14, 2012
10.4	Third Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, effective as of November 5, 2012.
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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