Form 10-K
period 2012-12-31
Cornerstone OnDemand Inc
filed 2013-03-01
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission file number: 001-35098
 ______________________________
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
______________________________
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2012, the last day of registrant’s most recently completed second fiscal quarter, was $816,423,161 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market for the last business day prior to that date).
On February 25, 2013, 50,834,704 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K is hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2012.

CORNERSTONE ONDEMAND, INC.
2012 ANNUAL REPORT ON FORM 10-K

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

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solutions; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing talent management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering talent management solutions and other business management applications; our ability to effectively integrate acquired businesses or technologies; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements include statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Item 1.	Business
Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.
Cornerstone is a leading global provider of comprehensive talent management solutions delivered as Software-as-a-Service (“SaaS”). Our solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. As of December 31, 2012, 1,237 clients used our core solution to empower more than 10.5 million users across 189 countries and 38 languages.
Our core solution, which serves enterprise and mid-market organizations, is a comprehensive and integrated cloud-based suite that delivers the following benefits:

•
Comprehensive Functionality. Our suite consists of four clouds that address all stages of the employee lifecycle. These clouds include our Recruiting Cloud, Learning Cloud, Performance Cloud, and Extended Enterprise Cloud.

•
Flexible and Highly Configurable. Clients can match the use of our software with their specific business processes and workflows. The flexibility of our suite allows our clients to deploy the four clouds individually or in any combination.

•
Easy-to-Use, Personalized User Interface. Our suite employs an intuitive user interface and may be personalized for the end user, typically based on position, division, pay grade, location, manager and particular use of the suite.

•
Software-as-a-Service Model Lowers the Total Cost of Ownership and Speeds Delivery. Our suite is accessible through a standard web browser and does not require the large investments in implementation time, personnel, hardware, and consulting services that are typical of hosted or on-premise software solutions.

•
Scalable to Meet the Needs of All Organizations. We have built a highly scalable, multi-tenant, multi-user architecture that supports the complex needs of global corporations yet is capable of supporting deployments of any size. We currently support multiple client deployments of over 150,000 users, including one client with over 350,000 users.

•
Continued Innovation through Collaborative Product Development. The vast majority of our thousands of software features were designed in collaboration with existing and prospective clients based on their specific functional requests.

In addition to our core solution, we offer Cornerstone for Small Business, or CSB, and Cornerstone for Salesforce. CSB is a talent management solution serving organizations with fewer than 500 employees. Cornerstone for Salesforce is a learning application developed natively on the Salesforce.com platform which allows organizations to provide seamless access to sales enablement and just-in-time training from within Salesforce.
Our clients include multi-national corporations, large domestic enterprises, mid-market companies, public sector organizations, higher education institutions, and non-profit entities, such as Advantage Sales & Marketing LLC, American International Group, Inc., Barclays Bank PLC, BMW AG, Carlson Restaurants Worldwide, Inc., Kaplan Higher Education Corporation, McKesson Corporation, Microsoft Corporation, Starwood Hotels & Resorts Worldwide Inc., Teach for America, Inc., U.S. Department of the Treasury, Virgin Media Limited, and Walgreen Co. While most of our deployments encompass most, or even all employees at a given client, some also include the employees of the extended enterprise of that client, such as employees of the client’s customers, vendors and distributors.
We sell our solutions domestically and internationally through both direct and indirect channels, including direct sales teams throughout North America and Europe and distributor relationships with payroll, consulting and human resource, or HR, services companies.
We generally sell our solutions with multi-year agreements based on the number of employees. Clients generally are invoiced the consulting fees and the first year of the annual subscription fees upon contract execution. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription period.
We have grown our business each of the last 11 years, and since 2002, we have averaged a 95% annual dollar retention rate, as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Metrics.” Since 2001, our implied monthly recurring revenue from existing clients has been greater at the end of each year than at the beginning of the year. Our net revenue has grown to $117.9 million in 2012 from $73.0 million in 2011 and from $43.7 million in 2010. Our gross revenue was $117.9 million in 2012, compared to gross revenue of $75.5 million in 2011 and $46.6 million in 2010, before $2.5 million and $2.9 million reductions of revenue in 2011 and 2010, respectively. These reductions in revenue were related to non-cash charges for common stock warrants. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Offsets to Revenue” for additional information about common stock warrants that are accounted for as reductions of revenue.
The Market
Human capital is a major expense for all organizations. Based on the U.S. Bureau of Labor Statistics data as of September 2012, total compensation paid to the United States civilian workforce of approximately 155 million people exceeded $9.5 trillion in 2012.
Accordingly, organizations have long sought to optimize their investments in human capital. We believe that organizations face six major challenges in maximizing the productivity of their internal and external human capital:

•
Acquiring Talent. Corporate recruiting has evolved from a process that was principally driven by traditional sources such as inbound resume submissions and job board postings to one that is inherently social in nature, with organizations increasingly seeking to fill open positions by recruiting internally and by leveraging the external networks of their employees.

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
Recently, SaaS vendors dedicated to providing talent management software have emerged. We believe that just as organizations are increasingly choosing SaaS solutions for business applications such as sales force management, they are also increasingly adopting SaaS talent management solutions.
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

Given the limitations of existing offerings, we believe there is a market opportunity for comprehensive, integrated solutions that help organizations manage all aspects of their internal and external human capital and link talent management to their business strategy.
The Cornerstone OnDemand Answer
Our core solution is a comprehensive SaaS suite that consists of four integrated clouds for recruiting, learning management, performance management and extended enterprise.
Our suite includes a number of cross-cloud tools for talent management analytics and reporting, employee profile management, and e-learning content aggregation and delivery. We also provide consulting services for configuration, integration and training for our suite. We believe that our core solution delivers the following benefits:

•
Comprehensive Functionality. Our suite provides a comprehensive approach to talent management by offering four integrated clouds to address all stages of the employee lifecycle: recruiting, learning management, performance management and extended enterprise. Employees use our core solution throughout their careers to engage in performance processes such as goal management, performance reviews, competency assessments and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans or succession processes; and to connect with co-workers by leveraging enterprise social networking tools.

Our clients can manage processes that span different talent management functions because our four clouds are tightly integrated. For example, our clients can automatically identify skill gaps as part of an employee’s performance review, assign training to address those gaps and monitor the results of that training. Also, clients can identify high potential employees for future leadership positions and place them in executive development programs.
We believe our comprehensive, integrated suite allows our clients to align their talent management processes and practices with their broader strategic goals.

•
Flexible and Highly Configurable. Our suite offers substantial configurability that allows our clients to match the use of our software with most of their specific business processes and workflows. Our clients can configure our suite by business unit, division, department, region, location, job position, pay grade, cost center, or self-defined organizational unit. Our clients are able to adjust features to configure specific processes, such as performance review workflows or training approvals, to match their existing or desired practices. This high level of configurability means that custom coding projects generally are not required to meet the diverse needs of our clients.

Our clients can deploy the four clouds individually or in any combination. As a result, our clients have the flexibility to purchase solely those clouds that solve their immediate talent management needs and can incrementally deploy additional clouds in the future as their needs evolve.

•
Easy-to-Use, Personalized User Interface. Our suite employs an intuitive user interface and may be personalized for the end user, typically based on position, division, pay grade, location, manager and particular use of the solution. This ease of use limits the need for end-user training, which we believe increases user adoption rates and usage. While we typically train administrators, we have never been asked to conduct end-user training.

•
Software-as-a-Service Solution Lowers the Total Cost of Ownership and Speeds Delivery. Our suite is accessible through a standard web browser and does not require the large investments in implementation time, personnel, hardware, and consulting that are typical of hosted or on-premise solutions. With a single code base to maintain, we are able to release improved functionality on a quarterly basis. This is a more rapid pace than most hosted or on-premise solution providers can afford to deliver.

•
Scalable to Meet the Needs of Organizations. Our suite has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our suite is capable of supporting deployments of any size. Today we service 14 multi-national corporations with over 150,000 active users each. Our largest deployment is for over 350,000 users and our smallest is for 42 users.

•
Continued Innovation through Collaborative Product Development. We work collaboratively with our clients on an ongoing basis to develop almost every part of our suite. The vast majority of our thousands of software features were designed with existing and prospective clients based on their specific functional requests.

In addition to our core solution, we offer Cornerstone Small Business, or CSB, and Cornerstone for Salesforce. CSB is a talent management solution serving organizations with fewer than 500 employees. Cornerstone for Salesforce is a learning application developed natively on the Salesforce.com platform which allows organizations to provide seamless access to sales enablement and just-in-time training from within Salesforce.
Our Strategy
Our goal is to empower people, organizations, and communities with our comprehensive talent management solutions. Key elements of our strategy include:
Retain and Expand Business with Existing Clients. We believe our existing installed base of clients offers a substantial opportunity for growth.

•
Focus on Client Success, Retention and Growth. We believe focusing on our clients’ success will lead to our own success. We have developed a Client Success Framework that governs our operational model. Since 2002, we have averaged a 95% annual dollar retention rate. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service and support and increasing functionality.

•
Sell Additional Clouds to Existing Clients. We believe there is a significant growth opportunity in selling additional functionality to our existing clients. Many clients have added functionality subsequent to their initial deployments as they recognize the benefits of our comprehensive suite, and as a result, approximately half of our clients today utilize the equivalent of two or more clouds. Still, we believe significant upsell opportunity remains within our existing client base. Not only is our goal to sell these clients additional clouds and services, but we also believe there is an opportunity to sell many of them higher-level packages within the clouds they have already purchased.

Strengthen Current Sales Channels. We intend to increase our investments in both direct and indirect sales channels to acquire new clients.

•
Invest in Direct Sales in North America. We believe that the market for talent management is large and remains significantly underpenetrated. As a result, we plan to continue to grow both our enterprise and mid-market direct sales teams.

•
Expand and Strengthen Our Alliances. We intend to grow our distribution channels through key alliances, including agreements with global vendors such as Appirio, Inc., Automatic Data Processing, Inc., Ellucian Company L.P., Intelladon Corporation, Workday, Inc., and Xerox Corporation (formerly Affiliated Computer Services, Inc.), as well as the continued expansion of our regional relationships with distributors like CDP Group, Limited (China), Ceridian Canada Ltd. (Canada), Comms Learning Limited (United Kingdom), Grupo Datamace (Brazil), Infosys Limited (India), ISQ eLearning (Portugal), Kalleo Learning (South Africa), Logica plc (Europe), Neoris de Mexico, S.A. de C.V. (Mexico), Neospheres SAS (France), QA Limited (United Kingdom), Sage Software, Inc. (North America), T2 Optimise PTY Ltd. (Asia Pacific), Talentech (Israel) and Xchanging HR Services Limited (United Kingdom).

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally. We intend to grow our Europe, Middle-East and Africa, or EMEA, operations, which provide for direct sales, alliances, services and support in the region. We have grown our EMEA client base from one client at December 31, 2007 to 175 clients at December 31, 2012. Additionally, we have recently opened new offices in Asia-Pacific, and we intend to grow our operations to provide direct sales, alliances, services and support in that region.

Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last decade a deep understanding of the talent management challenges our clients face. We continually collaborate with our clients to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in talent management and client relationships to develop new applications, features and functionality which will enhance our solutions and expand our addressable market.
Make Cornerstone Built to Last. Our growth strategy since inception has been deliberate, disciplined and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without undergoing layoffs or business contraction. We plan to take the same systematic approach in the future.
Acquisitions. On April 5, 2012, we completed the acquisition of Sonar Limited, a New Zealand cloud-based talent management solution provider serving small businesses globally. Sonar Limited's talent management solution was rebranded as the Cornerstone Small Business solution.
In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe will complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities.
We are also committed to empowering our employees and the communities around us, in part demonstrated by our creation of the Cornerstone OnDemand Foundation.
Our Solutions
Our core solution is a comprehensive talent management suite that our clients use to find, develop, connect, evaluate and engage their human capital. We built this suite using a single code base and a multi-tenant, multi-user architecture that we host in our data centers. The suite consists of a collection of four integrated clouds, including the Recruiting Cloud, which we introduced in March 2012, as well as the Learning Cloud, Performance Cloud, and Extended Enterprise Cloud. These clouds can be purchased individually, and additional clouds can be added easily. We also offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. In addition to our core solution, we offer Cornerstone Small Business and Cornerstone for Salesforce.
Our Clouds
Cornerstone Recruiting Cloud. Our Recruiting Cloud supports the modern ways that businesses source, recruit, hire and onboard new employees. The Recruiting Cloud is fully integrated with our existing talent management suite. It was built using Cornerstone's pure-cloud, multi-tenant architecture, leveraging a common platform, workflow engine, and reporting and administration model. This architecture provides clients with faster deployments, greater flexibility to adapt and change the application without cost or risk, and a seamless user experience across all Cornerstone applications. Clients use the Cornerstone Recruiting Cloud to:

•	manage job requisitions;

•	post jobs across both traditional job boards and social networks;

•	create internal career centers and external career sites;

•	manage and enhance employee referral programs;

•	identify existing employee connections with candidates;

•	quickly assess candidate skills and competencies;

•	collaborate with hiring managers and employees throughout the screening process;

•	search and compare internal and external candidates;

•	build ongoing talent pools; and

•	efficiently onboard new hires and accelerate time to productivity.
Cornerstone Learning Cloud. Our Learning Cloud helps clients deliver and manage enterprise training and development programs. It links employee development to other parts of the talent management lifecycle, including performance management and succession planning. The Cornerstone Learning Cloud supports all forms of training, including instructor-led training, e-learning and virtual classroom sessions. We have made tens of thousands of online training titles from over 15 global e-learning vendors accessible through the Cornerstone Learning Cloud to help clients reduce overall training expense and cost-effectively migrate to blended learning curricula of online and instructor-led training. Clients use the Cornerstone Learning Cloud to:

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

Cornerstone Performance Cloud. Our Performance Cloud allows clients to direct and measure performance at the individual, departmental and organizational level through ongoing competency management, organizational goal setting, performance appraisal, compensation management and development planning. Performance data can also be used by the Learning Cloud to set training priorities and to make informed workforce planning decisions. Clients use the Cornerstone Performance Cloud to:

•	cascade, track and report goals across the organization to improve business execution and proactively manage organizational objectives;

•	identify competency and skill gaps within an organization through manager and peer assessments, using either the client’s own proprietary models or third-party competency models;

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
Cornerstone Extended Enterprise Cloud. Our Extended Enterprise Cloud helps clients extend talent management to their customers, vendors, and distributors. The Cornerstone Extended Enterprise Cloud enables clients to develop new profit centers, increase sales, cut support costs and boost channel productivity. Clients use the Cornerstone Extended Enterprise Cloud to:

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

Cross-Cloud Tools
Our core solution has a number of capabilities that cross each of our four integrated clouds. These include:

•
Analytics, Reporting, and Dashboards. Our core solution employs a proprietary reporting engine. In addition to approximately 130 included standard reports, this solution includes a custom reporting tool that allows clients to create highly specific reports. This solution also includes dashboard technology to present graphical views of complex data.

•
MyTeam. MyTeam enables managers to access all employee information, development activities, compliance status, performance data, succession plans, social collaboration updates and action items for team members from a single, highly graphical view. Managers may view information for their direct reporting employees or other employees in their organization.

•
Talent Profiles. Managers can access integrated Talent Profiles to review key employee data in several locations across our core solution. Talent Profiles function as employee identification cards, detailing user record information, performance ratings, succession management data, enterprise social collaboration activity and informal manager comments. These profiles are available throughout this solution where quick access to information is desired, including in performance reviews, organizational charts, succession plans, compensation plans and user record editing.

•
E-Learning Content Aggregation. We have entered into distributor relationships with many off-the-shelf e-learning content vendors. This enables us to provide access to tens of thousands of e-learning classes for distribution across our core solution. E-learning, like other forms of training, can be delivered in conjunction with development plans, competency assessments, succession planning scenarios, talent pools and career path exploration.

•
Cornerstone Mobile. Cornerstone Mobile allows clients to access our core talent management suite from their mobile device.  Key capabilities of Cornerstone Mobile include enabling clients to view employee profiles, search the employee directory, and access just-in-time video training.

Consulting Services
We offer comprehensive services to our clients to assist in the successful implementation of our solutions and to optimize our clients’ use of our solutions during the terms of their engagements. Our consulting services are offered on a time-and-material basis at a blended hourly rate for all services or at fixed fees.
With our SaaS model, we have eliminated the need for lengthy and complex technology integrations, such as customizing software code, deploying equipment or maintaining unique delivery models or hardware infrastructure for individual clients. As a result, we typically deploy our core solution in significantly less time than required for similar deployments of hosted or on-premise software. Our consulting services include:

•
Implementation Services. We deploy our core solution to clients through a documented process of discovery, design, and configuration. Most enterprise implementations require services for systems integration, data loading, and software configuration, as well as support with change management. For mid-market clients, this solution can be implemented in a matter of weeks. For enterprise clients, implementation typically takes three to four months.

•
Integration Services. We provide a range of services and self-service tools to load data into a client’s portal and to integrate our core solution with our client’s existing systems. Integration services include data feeds to and from HR information systems and enterprise resource planning systems, single sign on, historical data loads and integration of proprietary content.

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

•
Educational Services. We provide product training to our clients during implementations and on an ongoing basis. We offer multiple forms of training, including custom classroom training, virtual instructor-led training, and asynchronous online training. Our training covers all aspects of administering and managing our core solution. In addition, our Educational Services team offers live coaching and custom content development support for clients.

Account Services
We are dedicated to the success of our clients. We have developed a Client Success Framework which governs our operational model, the structure of our Account Services team and the types of services necessary at each stage of a client’s lifecycle.

Within this framework, we have developed the following roles with primary responsibility to our clients at various levels of their organizations:

•	Account Managers who interact with executive-level sponsors at a client and are focused on the overall relationship, sales to existing clients and client business concerns;

•	Client Success Managers who work directly with human resources executives at our clients to maximize the value of their investment in our core solution; and

•	Product Specialists who interact with client administrators and are focused on features and functions of our core solution.
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
Our Customers
As of December 31, 2012, 1,237 clients used our core solution with over 10.5 million registered users across 189 countries. Our clients represent a variety of different industries, including business services, financial services, insurance, non-profits, retail and travel, education and publishing, healthcare, media and communications, the public sector and technology. No single customer accounted for 10% or more of our total revenues in 2012, 2011, or 2010. Some of our significant clients across a variety of different industries who have agreed to be named include:
Automotive
BMW AG
Jaguar Land Rover Automotive plc
Tata Motors Limited
Business Services
Advantage Sales & Marketing, LLC
Automatic Data Processing, Inc.
Kelly Services, Inc.
Education & Publishing
Bright Horizons Family Solutions LLC
Kaplan Higher Education Corporation
University of Southern California
Financial Services
American Bankers Association
Barclays Bank PLC
Société Générale Group
Food & Restaurants
Anheuser-Busch InBev SA/NV
Carlson Restaurants Worldwide, Inc.
The Cheesecake Factory, Inc.
Healthcare
BJC HealthCare
McKesson Corporation
Sanford Health
Insurance
American International Group, Inc.
Liberty Mutual Insurance Company
RSA Insurance Group plc

Media & Communications
EchoStar Corporation
Turner Broadcasting System, Inc.
Virgin Media Limited
Non-Profits
Feeding America
KIPP Foundation
Teach for America, Inc.
Public Sector
State of Nebraska
State of North Carolina
U.S. Department of the Treasury
Retail
True Value Company
United Supermarkets, Ltd.
Walgreen Co.
Technology
BMC Software Inc.
Microsoft Corporation
Trend Micro Inc.
Travel
Hyatt Hotels Corporation
Starwood Hotels & Resorts Worldwide Inc.
Vail Resorts, Inc.
Technology, Operations and Development
Technology
Our core solution is designed with an on-demand architecture which our clients access via a standard web browser. Our core solution uses a single code base, with all of our clients running on the current version of our software. From time to time, we may maintain a marginally divergent version for a strategic client for a limited period of time, solely for our convenience. Our core solution has been specifically built to deliver:

•	a consistent, intuitive end-user experience to limit the need for product training and to encourage high levels of end-user adoption and engagement;

•	modularity and flexibility, by allowing our clients to activate and implement virtually any combination of the features we offer;

•	high levels of configurability to enable our clients to mimic their existing business processes, workflows, and organizational hierarchies within our suite;

•	web services to facilitate the importing and exporting of data to and from other client systems, such as enterprise resource planning and human resource information system platforms;

•	scalability to match the needs of the largest global enterprises and to meet future client growth; and

•	rigorous security standards and high levels of system performance and availability demanded by our clients.
Our core solution offers a localized user interface and currency conversion capabilities. It is currently available in the following languages: Bahasa (Indonesia), Bahasa (Malaysia), Bulgarian, Chinese Simplified, Chinese Traditional (Hong Kong), Croatian, Czech, Danish, Dutch, English (Australia), English (UK), English (US), Estonian, Finnish, French (Canada), French (France), German, Greek, Hebrew, Hungarian, Italian, Japanese, Korean, Latvian, Lithuanian, Norwegian, Polish, Portuguese (Brazil), Portuguese (Portugal), Romanian, Russian, Slovakian, Slovenian, Spanish (Latin America), Spanish (Spain), Swedish, Thai, Turkish, and Ukrainian.
Our core solution is deployed using a multi-tenant and multi-user architecture, which provides our enterprise clients with their own instance of a database. We employ a modularized architecture to balance the load of clients on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our clients. Our existing infrastructure has been designed with sufficient capacity to meet our current and future needs.

Security is of paramount importance to us due to the sensitive nature of employee data. We have designed our core solution to meet rigorous industry security standards and to assure clients that their sensitive data is protected across the system. We ensure high levels of security by segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including periodic security audits and penetration tests conducted by our clients and third parties.
We are standardized on Microsoft .NET technologies and write the majority of our software in industry-standard software programming languages, such as C#. We use Web 2.0 technologies, such as AJAX, extensively to enhance the usability, performance, and overall user experience of our core solution. Microsoft SQL Server is deployed for our relational database management system. Apart from these and other third-party components, our entire core solution has been specifically built and upgraded by our in-house development team. We have not acquired or integrated any other third-party technology as the basis of any of our four integrated clouds for recruiting, learning, performance, and extended enterprise. On April 5, 2012, we completed the acquisition of Sonar Limited, a New Zealand cloud-based talent management solution provider serving small businesses globally. Sonar Limited's talent management solution was not integrated into our four clouds, but instead was rebranded as the Cornerstone Small Business solution.
Operations
We physically host our core solution for our clients in two secure third-party data center facilities, one located in El Segundo, California and the other located in London, United Kingdom. Both facilities are leased from Equinix, Inc. These facilities provide physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, including firewalls, encryption, redundant power and environmental controls.
Our infrastructure includes firewalls, switches, routers, load balancers, and IDS/IPS from Cisco Systems to provide the networking infrastructure and high levels of security for the environment. We use IBM Blade Center servers and rack-mounted servers to run our core solution and Akamai Technologies’ Global Network of Edge Servers for content caching. We use storage area network, or SAN, hardware from EMC and HP at our data center. These SAN systems have been architected for high performance and data-loss protection, and we believe these systems have the capacity and scalability to enable us to grow for the foreseeable future.
Research and Development
The responsibilities of our research and development organization include product management, product development, quality assurance and technology operations. Our research and development organization is located primarily in our Santa Monica, California headquarters. Our development methodology, in combination with our SaaS delivery model, allows us to release new and enhanced software features on a quarterly or more frequent basis. We follow a well-defined communications process to support our clients with release management. We patch our software on a bi-weekly basis. Based on feedback from our clients and prospects, we continuously develop new functionality while enhancing and maintaining our existing solutions. We do not need to maintain multiple engineering teams to support different versions of the code because all of our clients are running on the current version of our solutions.
Our research and development expenses were $14.9 million in 2012, $10.1 million in 2011, and $5.6 million in 2010.
Sales and Marketing
Sales
We sell our software and services both directly through our sales force, and indirectly through our domestic and international network of distributors. We currently service clients in a wide range of industries, including business services, financial services, healthcare, insurance, manufacturing, retail, and high technology. We have a number of direct sales teams organized by market segment and geography, which are as follows:

•
Enterprise. Our enterprise sales team sells to large enterprises with 3,000 or more employees. This team is composed primarily of experienced solution sales executives, with an average tenure of 19 years in sales. We intend to continue to grow this team.

•
Mid-Market. Our mid-market sales team sells to organizations with fewer than 3,000 employees. This team is composed primarily of experienced sales individuals, with an average tenure of 17 years in sales. We plan to grow this team with the addition of regional sales people throughout the U.S.

•	EMEA. We have both enterprise and mid-market sales professionals based in core European markets, and we intend to add additional sales personnel throughout Europe.

•	Strategic Accounts. We have a strategic accounts team focused on the sale to large multi-national corporations.

•
Public Sector. Our public sector sales team targets federal, state & local government, as well as K-12 and higher education institutions. We recently formed this team, and we plan to grow it in the near term.

•	APAC. We have enterprise sales professionals based in core Asia-Pacific markets including Hong Kong, Australia and India and intend to add additional sales personnel throughout Asia.

•
Small Business. Our Cornerstone Small Business sales team is targeted to clients with fewer than 500 employees. On April 5, 2012, we completed the acquisition of Sonar Limited, a New Zealand cloud-based talent management solution provider serving small businesses globally. Sonar Limited's talent management solution was rebranded as Cornerstone Small Business, or CSB.

Our direct sales team is supported by product specialists who provide technical and product expertise to facilitate the sales process. Our sales enablement professionals provide on-boarding and ongoing professional development for the sales professionals to increase their effectiveness at selling in the field. We also maintain a separate team of account managers responsible for renewals and up-sales to existing clients, as described above.
Marketing
We manage global demand generation programs, develop sales pipelines and enhance brand awareness through our marketing initiatives. Our marketing programs target HR executives, technology professionals and senior business leaders. Our principal marketing initiatives include:

•
Demand Generation. Our demand generation activities include lead generation through email and direct mail campaigns, participation in industry events, securing event speaking opportunities, online marketing and search marketing.

•
Corporate Marketing. We market to our clients by leveraging product marketing, client success stories, thought leadership content, and brand awareness advertising campaigns. Additionally, we host regional client user group meetings and our annual Cornerstone Convergence global user conferences. We also co-market with our strategic distributors, including joint press announcements and demand generation activities.

•	Marketing Communications. We undertake media relations, corporate communications, analyst relations activities and social media outreach.
Strategic Relationships
We have entered into alliance agreements in order to expand our capabilities and geographic presence and provide our clients with access to specific types of content.
Outsourcing and Distribution Relationships
We have developed a network of outsourcing, distribution, and referral relationships to expand our reach and provide product and services sales through indirect channels. These include resale agreements with global vendors such as Affiliated Computer Services, Inc., Appirio, Inc., Automatic Data Processing, Inc., and Ellucian Company L.P., as well as regional distributors such as BSI Tecnologia in Brazil, CDP Group, Limited in China, Comms Learning Limited in the United Kingdom, Grupo Datamace in Brazil, Infosys Limited in India, ISQ eLearning in Portugal, Kalleo Learning in South Africa, Logica plc in Europe, Neoris de Mexico, S.A. de C.V. in Mexico, Neospheres SAS in France, QA Limited in the United Kingdom, Sage Software, Inc. in North America, Xpert Learning in United Arab Emirates, T2 Optimise PTY Ltd. in Asia Pacific, Talentech Ltd. in Israel, and Xchanging HR Services Limited in the United Kingdom. We expect to continue to add distributors to build our sales presence in certain geographic and vertical markets.
Consulting and Services Relationships
We have entered into alliance relationships with HR consulting firms to deliver consulting services, such as implementation and content development services, to clients.
Content and Product Relationships
We have developed distributor agreements with a wide range of vendors which provide off-the-shelf e-learning content and custom learning content development services. Through this network, we are able to offer an extensive library of online training content to our clients through our core solution. Our content distributors for e-learning content include industry leaders as well as regional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly in our core solution.

Competition
The market for talent management software specifically, and for human resource technology generally, is highly competitive, rapidly evolving and fragmented. This market is subject to changing technology, shifting client needs and frequent introductions of new products and services.
Most of our sales efforts are competitive, often involving requests for proposals, or RFPs. We compete primarily on the basis of providing a comprehensive, fully integrated suite for talent management as opposed to specific service offerings.
In the applicant tracking systems segment, which the Cornerstone Recruiting Cloud serves, our competitors include Taleo Corporation, which was acquired by Oracle Corporation in April 2012, and Kenexa Corporation, which was acquired by International Business Machines Corporation in August 2012. These vendors are, like us, largely SaaS providers. We compete in this segment primarily on the basis of:

•	the level of integration of our Recruiting Cloud within our talent management suite;

•	the social nature of our Recruiting Cloud, which leverages our clients' ecosystems as well as integrations with leading social networks to offer enhanced recruiting capabilities;

•	the ability to compare internal and external candidates to fill open positions and enable talent mobility;

•	the quality of our service and focus on client success;

•	our ability to provide scalability and flexibility for large global deployments; and

•	the ease of use of our Recruiting Cloud and overall user experience.
In the learning management systems segment, which the Cornerstone Learning Cloud and Cornerstone Extended Enterprise Cloud each serve, our competitors include Saba Software, Inc. and SumTotal Systems, Inc. Most of our competitors in this segment have multiple versions of hosted or on-premise software, whereas we offer a single version of our software. In this segment, we compete primarily based on:

•	the quality of our service and focus on client success;

•	the ease of use of our Learning Cloud and Extended Enterprise Cloud and overall user experience;

•	the breadth of our Learning Cloud and Extended Enterprise Cloud to meet our clients’ current and evolving needs;

•	our ability to provide scalability and flexibility for large and complex global deployments;

•	our integration with third-party e-learning providers domestically and internationally; and

•	our ability to serve the extended enterprise of our clients’ partners, distributors, contractors, alumni, members, volunteers and customers.
In the performance management systems segment, which the Cornerstone Performance Cloud serves, our competitors include Halogen Software, Inc., Peoplefluent, Inc., Lumesse Limited and SuccessFactors, Inc., which was acquired by SAP America, Inc. in February 2012. These vendors are, like us, largely SaaS providers. We compete in this segment primarily on the basis of:

•	the criticality of learning and development to an effective performance management program, relying on our strengths in both learning and performance management;

•	the quality of our service and focus on client success;

•	the breadth and depth of our product functionality;

•	the flexibility and configurability of our Performance Cloud to meet the changing content and workflow requirements of our clients’ business units;

•	the level of integration, configurability, security, scalability and reliability of our Performance Cloud; and

•	our vision of integrated talent management, combined with our ability to innovate and respond to client needs rapidly.
In addition, we occasionally compete with custom-built software that is designed to support the needs of a single organization, as well as with third-party talent and human resource application providers like Jive Software, Inc. that focus on specific aspects of talent management, such as social networking.
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

Government Contracts
Many of our contracts with government agencies are subject to termination at the election of the government agency. While none of our government contracts provide for renegotiation of fees at the election of the Government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments otherwise payable under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts. For additional information, see “Risk Factors—We face risks associated with our sales to governmental entities.”
The Cornerstone OnDemand Foundation
To demonstrate our commitment to empowering people and communities, we formed the Cornerstone OnDemand Foundation, or the Foundation, in 2010. The Foundation seeks to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of our core solution and strategies.
The Foundation focuses its efforts on the areas of education, workforce development and disaster relief. We have enlisted the help of our employees, clients and distributors to support the Foundation in its efforts. The Foundation is designed to be self-sustaining over time through a variety of ongoing funding streams, such as donations, sponsorships and distribution fees. The Foundation offers a number of programs to support the non-profit sector, including:

•
Non-Profit Program. The Foundation offers non-profit clients our core solution and services at a discount, in certain cases of up to 100%. We currently have direct agreements providing similar pricing with non-profit clients, including:

Education	Workforce Development	Disaster Relief
KIPP	Goodwill	Feeding America
New Leaders	United Way	Oxfam
Teach for America	Women for Women International	Save the Children

•
HR Pro Bono Corps. In our experience, non-profits often lack the capacity or HR resources to invest in the training and development of their employees and volunteers. In response, the Foundation formed an HR Pro Bono Corps in order to match non-profits in need of human capital management related consulting with HR professionals from our global client base who are willing to consult on a voluntary basis.

•
Gift of Learning. This program offers non-profits the unique opportunity to access online training and development at no cost. Most non-profit organizations lack the resources and the capacity to consistently and effectively invest in their people. Through the Gift of Learning, the Foundation donates e-learning content annually to non-profits domestically and abroad. Non-profit beneficiaries can choose up to five individuals in their organization, which can be employees, volunteers or clients, to access the Gift of Learning library which contains over 40 e-learning courses on a wide variety of topics including courses on leadership development, effective communication skills, project management, and desktop products.

•
Strategic Initiatives. In addition to its support of individual non-profits, the Foundation seeks to improve the sector at large by incubating and implementing strategic initiatives that address a critical market need. The Foundation is working on creating strategic initiatives around the areas of volunteer management, teacher empowerment and disaster preparedness and response. Specifically, the Foundation worked with our non-profit clients and other clients to help us develop a volunteer management solution to meet the needs of both the non-profits using volunteers and the organizations supplying them. This solution was released in 2012 and is provided at a significant discount to the nonprofit sector. The Foundation is also currently engaged with its K-12 partners to help us in the development of a teacher empowerment solution for identifying, engaging and empowering the current and next generation of leaders, who will be a critical force in driving education reform efforts nationwide. In addition, the disaster ready initiative is an ambitious effort which leverages the capabilities of our core solution to create a centralized portal to provide emergency responders and volunteers with daily access to on-line content and training specific to disaster preparedness and response. As part of this initiative, the Foundation sources relevant training resources and contracts directly with content developers to create customized e-learning courses thereby dramatically improving the availability and delivery of training for aid workers worldwide and addressing a significant challenge facing the humanitarian relief field.

We are currently finalizing the terms of our relationship with the Foundation.

Proprietary Rights
To safeguard our proprietary and intellectual property rights, we rely upon a combination of patent, copyright, trade secret and trademark laws in the United States and in other jurisdictions, and on contractual restrictions. Our key assets include our software code and associated proprietary and intellectual property rights, in particular the trade secrets and know-how associated with our core talent management solution which we developed internally over the years. We were issued a patent for our software in 2003 which expires in 2021; we have since filed for additional patent protection, we own registered trademarks and we will continue to evaluate the need for additional patents and trademarks. We have confidentiality and license agreements with employees, contractors, clients, distributors and other third parties, which limit access to and use of our proprietary information and software.
Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, creation of new modules, features, and functionality, collaboration with our clients, and frequent enhancements to our solutions are larger contributors to our success in the marketplace.
Despite our efforts to preserve and protect our proprietary and intellectual property rights, unauthorized third parties may attempt to copy, reverse engineer, or otherwise obtain portions of our product. Competitors may attempt to develop similar products that could compete in the same market as our products. Unauthorized disclosure of our confidential information by our employees or third parties could occur. Laws of other jurisdictions may not protect our proprietary and intellectual property rights from unauthorized use or disclosure in the same manner as the United States. The risk of unauthorized uses of our proprietary and intellectual property rights may increase as we continue to expand outside of the United States.
Third-party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve, and overlap with other industry segments. Current and future competitors, as well as non-practicing patent holders, could claim at any time that some or all of our software infringes on patents they now hold or might obtain or be issued in the future.
Seasonality
Our sales are seasonal in nature. We sign a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years.
Business Segment and Geographical Information
We operate in a single operating segment. For geographic financial information, see Note 13 to our consolidated financial statements, which is incorporated herein by reference.
Employees
At December 31, 2012, we had 750 employees, which is a 48% increase from 507 employees at December 31, 2011. None of our employees are covered by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong. Internally, we strive to empower our people by using our core solution to on-board, develop, connect, align, assess, retain and promote our own employees.
Additional Information
Our Internet address is www.cornerstoneondemand.com. We make available free of charge through our Internet website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.
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
We have incurred losses since our inception. We experienced net losses of $31.4 million, $63.9 million, and $48.4 million in 2012, 2011 and 2010, respectively. At December 31, 2012, our accumulated deficit was $196.0 million and total stockholders’ equity was $46.6 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for talent management solutions in particular. We sell our core solution primarily to large mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solutions at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology or talent management solutions as well as pressure for extended billing terms, as occurred during the recent recession. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their information technology and talent management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
Our financial results may fluctuate due to our long, variable and, therefore, unpredictable sales cycle and our focus on large and mid-market organizations.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. If our sales cycle becomes longer or more variable, our results may be adversely affected. Our sales cycle generally varies in duration between two to nine months and, in some cases, much longer depending on the size of the potential client. Factors that may influence the length and variability of our sales cycle include among others:

•	the need to educate potential clients about the uses and benefits of our solutions;

•	the relatively long duration of the commitment clients make in their agreements with us;

•	the discretionary nature of potential clients’ purchasing and budget cycles and decisions;

•	the competitive nature of potential clients’ evaluation and purchasing processes;

•	evolving functionality demands of potential clients;

•	fluctuations in the talent management needs of potential clients;

•	announcements or planned introductions of new products by us or our competitors; and

•	lengthy purchasing approval processes of potential clients.

The fluctuations that result from the length and variability of our sales cycle may be magnified by our focus on sales to large and mid-sized organizations. If we are unable to close an expected significant transaction with one or more of these companies in a particular period, or if an expected transaction is delayed until a subsequent period, our operating results, and in particular our bookings, for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solutions;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	general economic, industry and market conditions; and

•
various factors related to disruptions in our SaaS hosting network infrastructure, defects in our solutions, privacy and data security, and exchange rate fluctuations, each of which is described elsewhere in these risk factors.

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
Growth forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. Forecasts relating to the expected growth in the SaaS market or talent management market may prove to be inaccurate. Even if these markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Even if demand for talent management products and services increases generally, there is no guarantee that demand for SaaS solutions like ours will increase to a corresponding degree.
The widespread adoption of our solutions depends not only on strong demand for talent management products and services generally, but also for products and services delivered via a SaaS business model in particular. There are still a significant number of organizations that have adopted no talent management functions at all, and it is unclear whether such organizations ever will adopt such functions and, if they do, whether they will desire SaaS talent management solutions like ours. As a result, we cannot assure you that our SaaS talent management solutions will achieve and sustain the high level of market acceptance that is critical for the success of our business.
Our business depends substantially on clients renewing their agreements and purchasing additional solutions from us or adding additional users. Any decline in our client renewals or purchases of additional clouds or additional users would harm our future operating results.
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional clouds or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that clients will renew subscriptions at the same or higher level of service, if at all. In the past, some of our clients have elected not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional clouds, or fail to add new users, our revenue may decline, and our operating results may be harmed.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for talent management software is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do, and, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and billing terms, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solutions to achieve or maintain more widespread market acceptance, any of which could harm our business.
We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., Kenexa, Inc., which was acquired by International Business Machines Corporation in August 2012, Lumesse AS, Peoplefluent, Inc., Saba Software, Inc., SilkRoad Technology, Inc., SuccessFactors, Inc., which was acquired by SAP America, Inc. in February 2012, SumTotal Systems, Inc., and Taleo Corporation, which was acquired by Oracle Corporation in April 2012. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger client bases and major distribution agreements with consultants, system integrators and distributors. Moreover, many software vendors could bundle human resource products or offer such products at a lower price as part of a larger product sale. In addition, some competitors may offer software that addresses one, or a limited number, of talent management functions at a lower price point or with greater depth than our solutions. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. Further, some potential clients, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc., one of our competitors; in April 2012, Oracle Corporation acquired Taleo Corporation, another one of our competitors; and in August 2012 International Business Machines Corporation acquired Kenexa, Inc., also one of our competitors. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solutions and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 507 employees on December 31, 2011 to 750 employees on December 31, 2012. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, New Zealand, Spain and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “—As a newly public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” And “We currently have a limited number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.”
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.
In April 2012, we acquired Sonar Limited, a SaaS talent management solution provider serving small businesses. In the future, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.
Other than our acquisition of Sonar Limited, we do not have any experience in acquiring other businesses. We may not be able to successfully integrate the personnel, operations and technologies of any other businesses that we may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:

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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually, or to intangible assets, which are assessed for impairment upon certain triggering events. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our results of operations.
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
As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting for the year ended December 31, 2012 and in each year thereafter. Our auditors also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.
We have incurred significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
Our systems collect, access, use and store personal and other client proprietary information. As a result, we are subject to security risks and are required to invest significant resources to prevent or correct problems caused by security breaches. If a security breach occurs, our reputation could be harmed, our business may suffer, and we could incur significant liability.
Our talent management solutions involve the storage and transmission of clients’ proprietary and confidential information over the Internet (including public networks), and security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of this information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. In addition, errors in the storage or transmission of such information could compromise the security of that information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and the data stored in these systems. Because there is a time lag associated with developing adequate protections against such new developments and techniques, unauthorized access or sabotage of our systems and the information processed in connection with our business may result. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any violations of privacy or information security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our results of operations and financial condition, including our ability to make required reporting and disclosures as a public company. Moreover, if a high-profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early termination of a client agreement or a loss of clients, and adversely affect our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our talent management solutions through a standard web browser. Our clients depend on us for fast and reliable access to our solutions. Our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our solutions. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

•	human error;

•	security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism, sabotage or other intentional acts of vandalism, including cyber attacks;

•	unforeseen interruption or damages experienced in moving hardware to a new location;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.
Although we generally back up our client databases hourly, store our data in more than one geographically distinct location at least weekly and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, clients may not be able to access their data for 24 hours or more. There is a remote chance that client data from recent transactions may be permanently lost or otherwise compromised. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, or refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solutions.
We rely on third-party computer hardware and software that may be difficult to replace or could cause errors in or failures of our service.
In addition to the software we develop, we rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our solutions. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our solutions until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our solutions could result in errors or a failure of our solutions, which could harm our business. Moreover, we utilize self-managed, co-location facilities. If our co-location facilities do not scale and support our continued growth on a more cost-effective basis than a fully managed third-party environment, our business may be negatively impacted.
Defects in our solutions could affect our reputation, result in significant costs to us, and impair our ability to sell our solutions and related services.
Defects in our solutions could adversely affect our reputation, result in significant costs to us, and impair our ability to sell our solutions in the future. The costs incurred in correcting any solution defects may be substantial and could adversely affect our operating results. Although we continually test our solutions for defects and work with clients through our client support organization to identify and correct errors, defects in our solutions are likely to occur in the future. Any defects that cause interruptions to the availability of our solutions could result in:

•	lost or delayed market acceptance and sales of our solutions;

•	early termination of client agreements or loss of clients;

•	credits or refunds to clients;

•	product liability suits against us;

•	diversion of development resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.
While our client agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our solutions, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.
If we fail to manage our SaaS hosting network infrastructure capacity, our existing clients may experience service outages and our new clients may experience delays in the deployment of our talent management solutions.
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
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services and generally do not have minimum purchase commitments. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.
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
In cases where we are asked by clients to deploy our solutions on their behalf, failure to effectively manage such client deployments by us or our third-party service providers could adversely impact our business.
Clients have the option of implementing our solutions themselves or relying on us to do so on their behalf. In cases where we are asked to deploy a solution for a client, we need to have a substantial understanding of such client’s business so that we can configure the solution in a manner that complements its existing business processes and integrates the solution into its existing systems. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by us or our clients. In certain situations, we also work with third-party service providers in the deployment of our solutions, and we may experience difficulties managing such third parties. Failure to successfully manage client deployments by us or our third-party service providers could harm our reputation and cause us to lose existing clients, face potential client disputes or limit the rate at which new clients purchase our solutions.

Because we recognize revenue from client subscriptions over the term of the agreement, a significant downturn in our business may not be immediately reflected in our operating results.
Generally, we recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years for our core solution. As a result, a significant portion of the revenue we report in each quarter is generated from client agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not impact our revenue and financial performance in that quarter, but will negatively affect our revenue and financial performance in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue will decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term results of operations.
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
We have historically experienced seasonality in terms of when we enter into client agreements for our solutions. We sign a significantly higher percentage of agreements with new clients, and renewal agreements with existing clients, in the fourth quarter of each year and a significant portion of these agreements are signed during the last month, and with respect to each quarter, often the last two weeks of the quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we generally recognize subscription revenue over the term of the client agreement, which is generally three years. We expect this seasonality to continue, in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.
Integrated, comprehensive SaaS solutions such as ours represent a relatively recent approach to addressing organizations’ talent management challenges, and we may be forced to change the prices we charge for our solutions, or the pricing model upon which they are based, as the market for these types of solutions evolves.
Providing organizations with applications to address their talent management challenges through integrated, comprehensive SaaS solutions is a developing market. The market for these solutions is therefore still evolving, and competitive dynamics may cause pricing levels, as well as pricing models generally, to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their talent management needs. As a result, we may be forced to reduce the prices we charge for our solutions or the pricing model on which they are based, and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically, which could have a material adverse effect on our revenue, gross margin and other operating results.
Existing or future laws and regulations relating to privacy or data security could increase the cost of our solutions and subject us or our clients to litigation, regulatory investigations and other potential liabilities.
Our talent management solutions enable our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Moreover, if future laws and regulations limit our clients’ ability to use and share employee data or our ability to store, process and share data with our clients over the Internet, demand for our solutions could decrease, our costs could increase, and our results of operations and financial condition could be harmed.
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
In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users. Our business expansion may be harmed if the Internet infrastructure cannot handle our clients’ demands or if hosting capacity becomes insufficient. If our clients become frustrated with the speed at which they can utilize our solutions over the Internet, our clients may discontinue the use of our talent management solutions and choose not to renew their contracts with us.
We currently have a limited number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.
We currently have international offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, New Zealand, Spain and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

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

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.
We have less significant experience in marketing, selling and supporting our products and services abroad. Our less significant experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
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
Sales to governmental entities currently account for a small portion of our revenue, but we may increase sales to such entities in the future. The risks associated with doing business with governmental entities include, but are not limited to, the following:

•	Selling to governmental entities can be more competitive, expensive and time-consuming than selling to private entities;

•
Governmental entities may have significant leverage in negotiations, thereby enabling such entities to demand contract terms that differ from what we generally agree to in our standard agreements, including, for example, most favored nation clauses and terms allowing contract termination for convenience;

•
Government demand and payment for our solutions may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our solutions; and

•
Government contracts are generally subject to audits and investigations, which we have no experience with, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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
Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenue from existing clients, we will need to enhance and improve our existing solutions and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to successfully develop or acquire new features or clouds or enhance our existing solutions to meet client needs, our business and operating results will be adversely affected.
In addition, because our solutions are designed to operate on a variety of network, hardware and software platforms using Internet tools and protocols, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our solutions may become less marketable and less competitive or obsolete, and our operating results may be negatively impacted.
Finally, our ability to grow is subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver talent management solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.
We might require additional capital to support business growth, and this capital might not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

If we fail to adequately protect our proprietary rights, our competitive advantage and brand could be impaired and we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our solutions. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. If we fail to secure, protect and enforce our intellectual property rights, we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights, which could seriously harm our brand and adversely impact our business.

We may be sued by third parties for alleged infringement of their proprietary rights or may find it necessary to enter into licensing arrangements with third parties to settle or forestall such claims, either of which could have a material adverse effect on our results of operations and financial condition.
There is considerable patent and other intellectual property development activity in our industry. Our success depends in part upon our not infringing the intellectual property rights of others. However, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or, in some cases, our technology or products. From time to time, such third parties may claim that we are infringing their intellectual property rights, and we may actually be found to be infringing such rights. Moreover, we may be subject to claims of infringement with respect to technology that we acquire or license from third parties. The risk that we could be subject to infringement claims is increasing as the number of products and companies competing with our solutions grows. Any claims or litigation could require the commitment of substantial time and resources and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or licensing payments, indemnify our clients, distributors or other third parties, modify or discontinue the sale of our products, or refund fees, any of which would deplete our resources and adversely impact our business. We have in the past obtained, and may in the future obtain, licenses from third parties to forestall or settle potential claims that our products and technology infringe the intellectual property rights of others. Discussions and negotiations with such third parties, whether successful or unsuccessful, could result in substantial costs and the diversion of management resources, either of which could seriously harm our business.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with clients and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services, or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition. From time to time, we are requested by clients to indemnify them for breach of confidentiality with respect to personal data. Although we normally do not agree to, or contractually limit our liability with respect to, such requests, the existence of such a dispute with a client may have adverse effects on our client relationships and reputation.
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
Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our solutions must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming and is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being shipped or provided to U.S. sanctions targets, our solutions and services could be shipped to those targets or provided by our distributors despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting or licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our clients’ ability to implement our solutions in those countries. Changes to our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our clients with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential clients with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and results of operations.
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We currently have foreign sales denominated in Australian Dollars, Canadian Dollars, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Canadian Dollars, Danish Krone, Indian Rupees, Israeli New Shekels, New Zealand Dollars, and Swedish Krona. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.
At December 31, 2012, we had $76.4 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.
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
We conduct operations worldwide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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
Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $34.13 per share and an intra-day trading low of $11.50 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrade our stock or publish incorrect or unfavorable research about our business, our stock price would likely decline. In addition, if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which could cause our stock price or trading volume to decline.
We incur significant costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could adversely affect our operating results.
As a newly public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market. Our management team is adapting to the requirements of being a public company. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly, and may in the future require us to reduce costs in other areas of our business or increase the prices of our solutions, which could negatively impact our business.
Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which our stockholders disagree and which may adversely affect the value of our stockholders’ investment.
As of December 31, 2012, our executive officers and directors beneficially owned, in the aggregate, approximately 23% of our outstanding common stock. As a result, if some of these persons or entities act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.
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
We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. In addition, our existing credit facility prohibits us from paying cash dividends, and any future financing agreements may prohibit us from paying any type of dividends. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase our common stock.
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
To the extent that our pre-tax income or loss becomes relatively modest, our ability to conclude that a control deficiency is not a material weakness or that an accounting error does not require a restatement could be adversely affected.
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
Our principal offices are located in Santa Monica, California, where we occupy approximately 53,000 square feet of office space under one operating lease that expires in January 2019. On September 1, 2013, we will occupy approximately 16,000 square feet of additional office space under our principal office lease in Santa Monica. We have additional established offices in Auckland, Hong Kong, London, Mumbai, Munich, Madrid, Paris, Rome, Sydney and Tel Aviv to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations. We also lease space in various locations throughout the United States for local sales and professional services personnel. Our foreign subsidiaries lease office space for their operations, including their local sales and professional services personnel.

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

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock and Related Stockholder Matters
Our common stock has been traded on the NASDAQ Global Market under the symbol “CSOD” since March 17, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Market.

	Fiscal 2011		Fiscal 2012
	High	Low	High	Low
First Quarter (from March 17, 2011)	$19.07	$17.94	$22.13	$17.58
Second Quarter	22.74	17.39	23.81	18.26
Third Quarter	19.48	12.13	30.94	22.33
Fourth Quarter	18.75	12.44	32.33	26.03
Holders of Record
As of January 31, 2013 there were 48 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from March 17, 2011 through December 31, 2012 with (ii) the cumulative total return of the NASDAQ Global Market Index and (iii) the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 17, 2011 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND*

$180
$160
$140
$120
$100
$80
$60
03/17/11
03/31/11
06/30/11
09/30/11
12/31/11
03/31/12
06/30/12
09/30/12
12/31/12
Cornerstone OnDemand
NASDAQ Global Market Index
NASDAQ Computer & Data Processing Index

*	Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

	March 17, 2011	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Cornerstone OnDemand	$100.00	$95.60	$92.55	$65.76	$95.65	$114.53	$124.86	$160.78	$154.85
NASDAQ Global Market Index	$100.00	$106.82	$104.41	$81.85	$86.60	$102.27	$101.20	$105.13	$100.04
NASDAQ Computer & Data Processing Index	$100.00	$105.61	$103.17	$94.97	$101.97	$126.00	$116.86	$123.92	$114.69

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Equity Compensation Plan Information
The information required by this item is incorporated by reference to the information disclosed under the caption “Executive Compensation and Related Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.
Recent Sales of Unregistered Securities
None.
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
The statement of operations data for the three years ended December 31, 2012, 2011, and 2010 and the balance sheet data at December 31, 2012 and 2011, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the for the two years ended December 31, 2009 and 2008 and the balance sheet data at December 31, 2010, 2009 and 2008, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.
The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated statements of operations data:
Gross revenue(1)	$117,914	$75,522	$46,608	$29,322	$19,626
Common stock warrant charge(1)	—	(2,500)	(2,877)	—	—
Net revenue	117,914	73,022	43,731	29,322	19,626
Cost of revenue	34,591	21,285	14,280	8,676	6,116
Gross profit	83,323	51,737	29,451	20,646	13,510
Operating expenses:
Sales and marketing	73,563	45,773	28,134	18,886	16,914
Research and development	14,886	10,149	5,602	2,791	2,724
General and administrative	25,912	15,122	8,555	4,329	2,564
Amortization of certain acquired intangible assets	739	—	—	—	—
Total operating expenses	115,100	71,044	42,291	26,006	22,202
Loss from operations	(31,777)	(19,307)	(12,840)	(5,360)	(8,692)
Other income (expense):
Interest income (expense) and other income (expense), net	(402)	(1,853)	(1,320)	(813)	(639)
Change in fair value of preferred stock warrant liabilities(2)	—	(42,559)	(34,073)	(2,147)	(790)
Loss before provision for income taxes	(32,179)	(63,719)	(48,233)	(8,320)	(10,121)
Income tax benefit (provision)	789	(181)	(137)	(72)	(62)
Net loss	$(31,390)	$(63,900)	$(48,370)	$(8,392)	$(10,183)
Accretion of redeemable preferred stock	—	(5,208)	(8,235)	(2,072)	(337)
Net loss attributable to common stockholders	$(31,390)	$(69,108)	$(56,605)	$(10,464)	$(10,520)
Net loss per share attributable to common stockholders, basic and diluted(3)	$(0.63)	$(1.74)	$(6.15)	$(1.24)	$(1.25)
Weighted average common shares outstanding, basic and diluted	49,929	39,824	9,206	8,467	8,387

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

(2)
In connection with our IPO in March 2011, all of our warrants to purchase shares of preferred stock were exercised, and all outstanding shares of preferred stock were converted into shares of common stock on a one-for-one basis. At that time, the preferred stock warrant liabilities were reclassified to additional paid-in capital. As a result after the first quarter of 2011, we no longer record any change in the fair value of these liabilities in our statements of operations.

(3)	See Notes 2 and 4 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$76,442	$85,409	$7,067	$8,061	$3,290
Property and equipment, net	7,947	3,663	3,976	2,229	1,018
Working capital, excluding deferred revenue	115,294	112,094	18,889	14,399	5,540
Total assets	171,834	135,362	42,894	27,017	15,934
Debt, current portion	916	265	14	2,014	4,300
Deferred revenue, current and non-current portion	92,252	55,880	33,818	19,507	14,361
Capital lease obligations, net of current portion	1,227	1,056	1,523	1,158	338
Long-term debt, net of current portion	1,836	409	8,705	4,045	2,552
Preferred stock warrant liabilities	—	—	39,756	5,683	2,282
Convertible preferred stock	—	—	42,089	33,854	23,830
Total stockholders’ equity (deficit)	46,648	62,460	(97,231)	(45,378)	(35,270)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the financial statements and the related notes set forth in Item 8. “Financial Statements and Supplementary Data.” The following discussion also contains forward-looking statements that involve a number of risks and uncertainties. See Part I, “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements contained below and Part I, Item 1A. “Risk Factors” for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.
Overview
We are a leading global provider of a comprehensive talent management solutions delivered as software-as-a-service, or SaaS. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders and enabling an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content.
Our core solution is a comprehensive and integrated cloud-based suite consisting of four integrated clouds for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our core solution as well as third-party e-learning content for use with the solution. We target our sales and marketing efforts for these four integrated clouds to large and mid-sized clients with 500 or more employees, and our core solution can be used in multiple industry vertical segments. After the initial purchase of our core solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional clouds, broaden the deployment of the solution across their organizations and increase usage of the solution over time. We currently have over 1,200 clients who use our core solution to empower over 10.5 million users across 189 countries and 38 languages. For 2012 and 2011, no single client or distributor accounted for more than 10% of our revenue. The number of clients using our core solution has grown from 105 at December 31, 2007 to 481 at December 31, 2010 to 805 at December 31, 2011 and to 1,237 at December 31, 2012.
In addition to our core solution, we also offer Cornerstone Small Business, a cloud-based talent management solution that is targeted to clients with less than 500 employees. On April 5, 2012, we completed the acquisition of Sonar Limited, or Sonar, a New Zealand based SaaS talent management solution provider serving small businesses worldwide. Post-acquisition, Sonar’s talent management solution was rebranded as Cornerstone Small Business, or CSB. We also offer Cornerstone for Salesforce, a cloud-based talent management solution developed natively on the Salesforce.com platform which allows organizations to provide seamless access to sales enablement and just-in-time training from within Salesforce. The CSB and Cornerstone for Salesforce solutions did not have a significant impact on our financial results and key metrics for the year ending December 31, 2012. We currently do not include the number of clients and users of our CSB and Cornerstone for Salesforce solutions in our client and user key metrics as the inclusion does not provide us with meaningful, consistent and comparative information in terms of our financial performance.
We founded our business in 1999 to improve access to education through the distribution of online educational content to individuals, small businesses and large corporations. Our distribution model was built using Internet technologies that are now known as software-as-a-service. When the Internet “bubble” burst in 2000, we focused on corporations that needed tools to manage compliance and on-boarding of employees as well as to link learning to employee performance, leadership development and knowledge management. As a result of our work with clients to address their particular challenges, we had as early as 2001 developed the foundation for a comprehensive, cloud-based talent management solution that included functionality for learning and performance management. In 2006, we added our extended enterprise functionality, which helps clients extend talent management to their customers, vendors and distributors. During the first quarter of 2012, we added our Recruiting Cloud, which supports the modern ways that businesses source, recruit, hire and onboard new employees.
Global 500 companies were among our first clients. In our early years, we focused primarily on building our account management and support capabilities to be able to service these large clients more effectively. Sales were initially constrained by the resistance of some large corporations to purchase SaaS solutions. By the mid-2000s, however, our market opportunity increased significantly with both the adoption of SaaS solutions generally by large enterprises and the market’s recognition of talent management as a distinct industry.
In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 31, 2007 and December 31, 2012, our number of users increased from 0.9 million to approximately 10.5 million.
We generate most of our revenue from the sale of our solutions pursuant to multi-year client agreements. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We price our core solution based on the number of clouds purchased and the permitted number of users with access to each cloud. Client agreements for our core solution typically have terms of three years. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content.
We sell our solutions through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to continue to invest in our direct sales and distribution activities to address our market opportunity.
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our core solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our net revenue has grown to $117.9 million for the year ended December 31, 2012 from $73.0 million for the same period in 2011. Our gross revenue was $75.5 million and $46.6 million for the years ended December 31, 2011 and 2010, respectively, excluding $2.5 million and $2.9 million reductions of revenue in the respective periods. These reductions of revenue related to non-cash charges for a common stock warrants issued to Automatic Data Processing, Inc., or ADP, during the three months ended June 30, 2011 and December 31, 2010, respectively.
We have historically experienced seasonality in terms of when we enter into client agreements. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. Consistent with the increased number of new client agreements entered into during year ended December 31, 2012, and increased levels of invoicing related to these new client agreements, our deferred revenue balance increased from $55.9 million at December 31, 2011 to $92.3 million at December 31, 2012. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
We believe the market for talent management remains large and underpenetrated, providing us with significant growth opportunities. We expect businesses and other organizations to continue to increase their spending on talent management solutions in order to maximize productivity of their employees, manage changing workforce demographics and ensure compliance with global regulatory requirements. Historically, many of these software solutions have been human resource applications running on hardware located on organizations’ premises. However, we believe that just as organizations have increasingly chosen SaaS solutions for business applications such as sales force management, they are also increasingly adopting SaaS talent management solutions.
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we improve the existing functionality for our solutions. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of both our growth and our continued transition to operating as a public company. In addition, to the extent that we make additional strategic acquisitions in the future, like our recent acquisition of Sonar, our investments in operations may increase.
Our operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Form 10-K, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional clouds or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solutions;

•	the timing of our client implementations;

•	our ability to manage growth, including in terms of new clients, additional users and new geographies;

•	the timing and success of competitive solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors; and

•	general economic and market conditions.
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

•
Revenues. We generally recognize subscription revenue over the contract period, and as a result of our revenue recognition policy and the seasonality of when we enter into new client agreements, revenue from client agreements signed in the current period may not be fully reflected in the current period. As a result, revenue increases period over period are primarily from contracts that existed prior to the beginning of that period. Gross revenue in the years ended December 31, 2011 and 2010 excludes the impact of a non-cash reduction of revenue related to a common stock warrant issued to ADP of $2.5 million and $2.9 million, respectively. Net revenue for the years ended December 31, 2011 and 2010 were impacted by this non-cash reduction of revenue. There were no such reductions of revenue in the year ended December 31, 2012, and as such, net revenue was equal to gross revenue for that period.

•
Bookings. In order to assess our business performance with a metric that more fully reflects current period business activity, we track bookings, which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance to calculate bookings so it better reflects new business activity in the period as evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional clouds to existing clients, the addition of incremental users by existing clients and client renewals. We exclude the non-cash reduction of revenue related to the issuance of common stock warrants in the second quarter of 2011 and fourth quarter of 2010 because these charges do not relate to sales activity in those periods, and we do not consider the issuance of such warrants to have been indicative of our core operating performance. Bookings are affected by our billing terms, and any changes in those billing terms may shift bookings between periods. Due to the seasonality of our sales, bookings growth is inconsistent from quarter to quarter throughout a calendar year. For a reconciliation of bookings to revenue, please see “Results of Operations – Revenue and Metrics.”

•
Annual dollar retention rate. We define annual dollar retention rate as the implied monthly recurring revenue under client agreements at the end of a fiscal year, divided by the implied monthly recurring revenue, for that same client base, at the end of the prior fiscal year and excluding implied monthly recurring revenue from clients of our CSB and Cornerstone for Salesforce solutions. This ratio does not reflect implied monthly recurring revenue for new clients added between the end of the prior fiscal year and the end of the current fiscal year. However, incremental sales up to and not exceeding the original renewal amount to the existing client base as of December 31, 2011 are included in this ratio. We define implied monthly recurring revenue as the total amount of minimum recurring revenue to which we have a contractual right under each of our client agreements over the entire term of the agreement, but excluding non-recurring support, consulting and maintenance fees, divided by the number of months in the term of the agreement. Implied monthly recurring revenue is substantially comprised of subscriptions to our core solution. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for any combination of the four integrated clouds for our core solution as of the end of the period and excludes clients of our CSB and Cornerstone for Salesforce solutions.

•
Number of users. Since our clients generally pay fees based on the number of users of our solutions within their organizations, we believe the total number of users is an indicator of the growth of our business. Our user count includes active users for our core solution and excludes users of our CSB and Cornerstone for Salesforce solutions.

Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our solutions are designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•
Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions for a specified period of time, typically three years for our core solution or monthly, annually, or three-year periods for our CSB and Cornerstone for Salesforce solutions. Fees are based on a number of factors, including the number of users having access to a solution. We generally recognize revenue from subscriptions ratably over the term of the agreement.

•
Consulting Services. We offer our clients assistance in implementing our solutions and optimizing their use. Consulting services include application configuration, system integration, business process re-engineering, change management and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase consulting services at any other time. Our consulting services are performed by us directly or by third-party service providers we engage. Clients may also choose to perform these services themselves or engage their own third-party service providers. We generally recognize revenue from consulting services using the proportional performance method over the period the services are performed.

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
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our solutions; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, consulting services and on-going client support; payments to external service providers; amortization of capitalized software costs, amortization of developed technology and software license rights; licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing consulting services are significantly higher as a percentage of revenue than the costs associated with providing access to our solutions due to the labor costs to provide the consulting services.
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

We have focused our research and development efforts on continuously improving our solutions. We believe that our research and development activities are efficient because we benefit from maintaining a single software code base for each of our solutions. We expect research and development expenses to increase in absolute dollars in the future, as we scale our research and development department and expand our network infrastructure.

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

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangibles consist of amortization of Sonar Limited acquisition-related intangibles including customer relationships, non-compete agreements, patents, trade names and trademarks. We also record amortization of developed technology and software license rights in cost of revenues.

Other Income (Expense)

•	Interest Income. Interest income consists of interest income and realized gains and realized losses on our cash equivalents, and investments in marketable securities.

•
Interest Expense. Interest expense consists primarily of interest expense from borrowings under our credit facility and our promissory notes, capital lease payments, amortization of debt issuance costs and debt discounts.

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

Income Tax Benefit (Provision)
The income tax benefit (provision) is related to certain foreign income taxes, and in 2012, the amortization of deferred tax liabilities assumed as part of the Sonar acquisition. As we have incurred operating losses in the U.S. and U.K. in all periods to date and recorded a full valuation allowance against our U.S. and U.K. net deferred tax assets, we have not historically recorded a provision for U.S. and U.K. income taxes.
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
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition and Deferred Revenue
We recognize revenue when: (i) persuasive evidence of an arrangement for the sale of our solutions or consulting services exists, (ii) our solutions have been made available or delivered, or our services have been performed, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The timing and amount we recognize as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. We consider that delivery of our software has commenced once we provide the client with log-in information to access and use our solutions. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the acceptance or performance criteria, as applicable. Our fees are fixed based on stated rates specified in each client agreement. We assess collectability based in part on an analysis of the creditworthiness of each client, as well as other relevant economic or financial factors. If we do not consider collection reasonably assured, we defer the revenue until the fees are actually collected. We record amounts that have been invoiced to our clients in accounts receivable and as either deferred revenue on our balance sheet or revenue on our statement of operations, depending on whether the revenue recognition criteria have been met.
The majority of our client arrangements include multiple deliverables, such as subscriptions to our software solutions accompanied by consulting services. Therefore, we recognize revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13 (formerly known as EITF 08-1, “Revenue Arrangements with Multiple Deliverables”). As our clients do not have the right to the underlying software code of our solutions, our revenue arrangements are outside the scope of software client recognition guidance.
For such arrangements, we first assess whether each deliverable has value to the client on a standalone basis. Our solutions have standalone value because once we give a client access, they are fully functional and do not require any additional development, modification or customization. Our consulting services have standalone value because third-party service providers, distributors or our clients themselves can perform these services without our involvement. The consulting services we provide are to assist clients with the configuration and integration of our solutions. The performance of these services does not require highly specialized individuals.
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
We are not able to determine VSOE or TPE for our deliverables because we sell them separately and within a sufficiently narrow price range only infrequently, and because we have determined that there are no third-party offerings reasonably comparable to our solutions. Accordingly, we determine the selling prices of subscriptions to our solutions, consulting services and e-learning content based on BESP. In determining BESP for subscriptions to our solutions, we consider the size of client arrangements, as measured by number of users; whether the sales were made by our direct sales team or distributors; and whether the sales are to a domestic or an international client. We group sales of our solutions into multiple categories based on these criteria. We then compute an average selling price for each group. This average selling price represents our BESP for that type of client arrangement. For consulting services, we analyze both bundled arrangements that include subscriptions to our solutions and consulting services, as well as standalone purchases of different types of consulting services made subsequent to the original subscription. For these consulting services arrangements, we then examine the actual rate per hour we charge or, for fixed fee arrangements, the implied average rate per hour based on the fixed fee divided by the estimated hours to complete the service. The BESP is then the product of this average rate per hour and our estimate of the hours needed to complete the services. In evaluating and arriving at BESP for consulting services, we also consider the reasonableness of the implied gross margins, as indicated by our internal costs to deliver such services, as well as comparisons to rates per hour for information technology consulting services in our industry generally. For e-learning content, we estimate BESP by reviewing fees for content and content-hosting in order to establish an average annual fee per user that reflects the cost we incur to acquire the related content from third-party providers.
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

•
Location of our clients. Our pricing is different for domestic and international clients, and therefore in determining BESP of subscriptions to our solutions, we evaluate domestic arrangements separately from international arrangements.

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
After we determine the fair value of revenue allocable to each deliverable based on the relative selling price method, we recognize the revenue for each based on the type of deliverable. For subscriptions to our solutions, we recognize the revenue on a straight-line basis over the term of the client agreement, which is typically three years. For consulting services, we generally recognize revenue using the proportional performance method over the period the services are performed.
In a limited number of cases, multiple deliverable arrangements may include consulting services that do not have value on a standalone basis separate from a solution, such as when the client’s intended use of a solution requires enhancements to its underlying features and functionality. In these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the consulting services that do not have value on a standalone basis have been completed and accepted by the client, through the remaining term of the agreement.
For arrangements in which we resell third-party e-learning content to our clients or host client or third-party e-learning content provided by the client, we recognize revenue in accordance with accounting guidance as to when to report gross revenue as a principal and when to report net revenue as an agent. We recognize e-learning content revenue in the gross amount that we invoice our client when: (i) we are the primary obligor, (ii) we have latitude to establish the price charged and (iii) we bear the credit risk in the transaction. For arrangements involving our sale of e-learning content, we charge our clients for the content based on pay-per-use or a fixed rate for a specified number of users and recognize the gross amount invoiced as revenue as the content is delivered. For arrangements where clients purchase e-learning content directly from a third-party, or provide it themselves, and we integrate the content into our solutions, we charge a hosting fee. In such cases, we recognize the amount invoiced for hosting as the content is delivered, excluding any portion we invoice that is attributable to fees the third-party charges for the content.
Offsets to Revenue
On May 6, 2009, we entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute our core solution to its customers under ADP’s name. In connection with the distributor agreement, we also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of our common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of our common stock. When ADP achieved the defined sales targets and earned a warrant for a contract year, we recorded the fair value of such warrant as a reduction of revenue. We determined the fair value of these warrants using a Black-Scholes option-pricing model, which incorporates several estimates and assumptions that are subject to significant judgment. The warrants could only be exercised immediately prior to an acquisition of our company through a reorganization, merger or consolidation; immediately prior to a sale, lease or other disposition of all of our assets; or within three years after an initial public offering.

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
During June 2011, in order to resolve a dispute with respect to this matter, we issued ADP a fully vested and non-forfeitable warrant to purchase 133,000 shares of our common stock at an exercise price of $0.53 per share. The warrant was valued at approximately $2.5 million using a Black-Scholes option-pricing model as of the issuance date and was recorded as a non-cash reduction of revenue in the second quarter of 2011. In connection with the issuance of the warrant described above, ADP agreed and acknowledged that it is no longer eligible to earn or receive any additional warrants exercisable for shares of our common stock pursuant to the distributor agreement. In April 2012, we amended certain provisions in our agreement with ADP and extended the term to 2017.
Commission Expense
We defer commissions paid to our sales force because these amounts are recoverable from future revenue from the non-cancelable client agreements that give rise to the commissions. We defer expense recognition upon payment and amortize expense to sales and marketing expenses over the term of the client agreement in proportion to the revenue that is recognized. Commissions are direct and incremental costs of our client agreements and generally have been paid in the periods we received payment from the client under the associated client agreement. Commencing in the fourth quarter of 2012, we pay commissions between 45 and 75 days after execution of the client agreement.
Stock-based Compensation
We account for stock-based awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair values. We grant stock options and restricted stock units that vest over time based on the continuing employment of the employee, as well as options and restricted stock units that vest based on meeting certain performance targets. We expect that our expense related to stock-based compensation will increase over time.
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
Prior to our initial public offering, given the absence of an active market for our common stock, our board of directors was required to estimate the fair value of our common stock at the time of each grant of stock-based awards. From 2007 through our initial public offering our management regularly commissioned an independent third-party valuation firm to prepare contemporaneous valuation analyses near the time of each grant to assist our board of directors in this determination.
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
Once we have determined the estimated fair value of our stock-based awards, we recognize the portion of that value that corresponds to the portion of the award that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the straight-line method. We estimate forfeitures based upon our historical experience and, for each period, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.
Information related to our stock-based compensation activity, including weighted-average grant date fair values and associated Black-Scholes option-pricing model assumptions associated with time-based options, is as follows:

	Year Ended December 31,
	2012	2011	2010
Stock options granted (in thousands)	2,553	1,674	2,365
Weighted-average exercise price	$22.09	$13.21	$4.67
Weighted-average grant date fair value per share of stock options granted	$11.12	$7.12	$3.34
Weighted-average Black-Scholes model assumptions:
Estimated fair value of common stock	$22.09	$13.21	$5.17
Estimated volatility	53.9%	56.9%	59.3%
Estimated dividend yield	—	—	—
Expected term (years)	5.8	6.0	6.0
Risk-free rate	1.0%	1.7%	2.0%
As of December 31, 2012, we had approximately $30.8 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, that we expect to recognize over a weighted-average period of approximately 2.6 years. Additionally, during 2012, we granted certain employees performance based options and performance based restricted stock units. As of December 31, 2012, we estimate that stock options to purchase 59,683 shares of common stock and 14,323 restricted stock units are probable of vesting. Unrecognized compensation expense related to performance based options and units was $0.8 million at December 31, 2012, which is expected to be recognized as expense over the weighted-average period of 3.0 years. The amount of compensation cost relating to performance awards may change in future periods to the extent that another target level becomes probable.
Stock-based compensation expense is expected to increase in 2013 compared to 2012 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
Allowance for Doubtful Accounts
On a quarterly basis we evaluate the need to establish an allowance for doubtful accounts, by analyzing our clients’ creditworthiness. Our evaluation and analysis includes specific identification and review of all outstanding accounts receivable balances, review of our historical collection experience with each client, and consideration of overall economic conditions, as well as of any specific facts and circumstances that may indicate that a specific client receivable is not collectible. We make judgments as to our ability to collect outstanding receivables and establish an allowance when collection becomes doubtful. At December 31, 2012 and 2011, our allowance for doubtful accounts was $464,000 and $153,000, respectively, based on our evaluation and analysis. If our future actual collections are lower than expected, our cash flows and future results of operations could be negatively impacted.

Capitalized Software Costs
We capitalize the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of our solutions, when the preliminary project stage is completed, management has decided to make the project a part of a future offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with, and who devote time to, internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to our solutions are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of three years, commencing when the software is ready for its intended use.
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
If the fair value of a reporting unit is less than the reporting unit's carrying value, we perform the second step of the test for impairment of goodwill. During the second step, we compare the implied fair value of the reporting unit's goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss.
All our goodwill is allocated to the CSB reporting unit. Based on the results of the annual impairment test, the fair value of the reporting unit exceeded its carrying value by a significant amount and therefore no impairment of goodwill existed at December 31, 2012.
Intangible Assets
Identifiable intangible assets primarily consist of trade names and intellectual property and acquisition-related intangibles, including developed technology, customer relationships, non-compete agreements, patents, trade names and trademarks. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives ranging from two to ten years, generally using the straight-line method, which approximates the pattern in which the economic benefits are consumed.
We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in the years ended December 31, 2012 and 2011.
Income Taxes
We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our U.S. and U.K. net deferred tax assets to zero, because we have determined that it is not more likely than not that any of our U.S. and U.K. net deferred tax assets will be realized. If in the future we determine that we will be able to realize any of our U.S. or U.K. net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.
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

	Year Ended December 31,
	2012	2011	2010
Gross revenue(1)	$117,914	$75,522	$46,608
Common stock warrant charge(1)	—	(2,500)	(2,877)
Net revenue	117,914	73,022	43,731
Cost of revenue	34,591	21,285	14,280
Gross profit	83,323	51,737	29,451
Operating expenses:
Sales and marketing	73,563	45,773	28,134
Research and development	14,886	10,149	5,602
General and administrative	25,912	15,122	8,555
Amortization of certain acquired intangibles	739	—	—
Total operating expenses	115,100	71,044	42,291
Loss from operations(1)	(31,777)	(19,307)	(12,840)
Other income (expense):
Interest income (expense)	(442)	(882)	(1,110)
Change in fair value of preferred stock warrant liabilities	—	(42,559)	(34,073)
Withdrawn secondary offering expense	—	(555)	—
Other, net	40	(416)	(210)
Other income (expense), net	(402)	(44,412)	(35,393)
Loss before income tax benefit (provision)	(32,179)	(63,719)	(48,233)
Income tax benefit (provision)	789	(181)	(137)
Net loss	$(31,390)	$(63,900)	$(48,370)

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

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Revenue and Metrics

	At or For Year Ended December 31,
	2012	2011	2010
Net revenue (in thousands)	$117,914	$73,022	$43,731
Gross revenue (in thousands)	$117,914	$75,522	$46,608
Bookings (in thousands)	$154,286	$97,584	$60,919
Annual dollar retention rate	94.3%	94.9%	95.8%
Number of clients	1,237	805	481
Number of users (in thousands)	10,558	7,512	4,928
Net revenue increased $44.9 million, or 61%, for the year ended December 31, 2012 as compared to the same period in 2011. The increase in net revenue was primarily the result of a $27.9 million increase in revenue from existing clients and a $17.0 million increase in revenue resulting from the acquisition of new clients during the year ended December 31, 2012, as compared to revenue in the year ended December 31, 2012 from existing clients at that period and new client acquisitions during that period, respectively.

Net revenues increased by $29.3 million, or 67%, in 2011 as compared to 2010. Gross revenue increased $28.9 million, or 62%, in 2011 as compared to 2010. See “—Critical Accounting Policies and Estimates—Fair Value of Warrants” for further discussion of common stock warrants accounted for as reductions of revenue. Net revenue for 2011 and 2010 consisted of gross revenue less a $2.5 million reduction of revenue in 2011 and a $2.9 million reduction of revenue in 2010, respectively, related to a non-cash charge for a common stock warrant issued during the second quarter of 2011 and the fourth quarter of 2010, respectively.

Gross revenue increased $42.4 million, or 56%, for the year ended December 31, 2012 as compared to the same period in 2011. The increase in gross revenue was primarily the result of $27.9 million increase in revenue from existing clients and a $14.5 million increase in revenue resulting from the acquisition of new clients during the year ended December 31, 2012, as compared to revenue in the year ended December 31, 2012 from existing clients at that period and new client acquisitions during that period, respectively.
Gross revenue increased $28.9 million, or 62%, for the year ended December 31, 2011 as compared to the same period in 2010. The increase in gross revenue was primarily the result of $19.3 million increase in revenue from existing clients and a $9.6 million increase in revenue resulting from the acquisition of new clients during the year ended December 31, 2011, as compared to revenue in the year ended December 31, 2011 from existing clients at that period and new client acquisitions during that period, respectively.

Gross revenue generated in the United States was $81.8 million, or 69%, of total revenue for the year ended December 31, 2012 as compared to $53.3 million, or 71%, for the same period in 2011, resulting in a 53% increase. Gross revenue generated outside of the United States was $36.1 million, or 31%, of total revenue for the year ended December 31, 2012 as compared to $22.2 million, or 29%, for the same period in 2011, resulting in a 63% increase. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally, particularly in Europe. Gross revenue generated in the United States increased $28.5 million and revenue generated outside of the United States increased $13.9 million for the year ended December 31, 2012 as compared to the same period in 2011.
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
Our number of clients grew 53% at December 31, 2012 compared to December 31, 2011. Our number of users increased 41% at December 31, 2012 compared to December 31, 2011. The increase in the number of clients and users is representative of continued growth of the business during the current year. Additionally, our user growth rates have been lower than our client growth rates as clients do not necessarily add users to our core solution until they complete their implementation.
Bookings increased $56.7 million, or 58% for the year ended December 31, 2012 as compared to the same period in 2011, reflecting the increase in gross revenue for the period, and an increase in deferred revenue at December 31, 2012 from December 31, 2011 compared to the increase at December 31, 2011 from December 31, 2010. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition generally of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
As discussed above under the heading “Metrics,” bookings is a non-GAAP financial measure defined as the sum of gross revenue and the change in the deferred revenue balance for the period. Our management uses bookings in analyzing its financial results and believes it is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate bookings differently or not at all, which may reduce its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Year Ended December 31, 2012
Gross revenue		$117,914
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at December 31, 2012	92,252
Change in deferred revenue		36,372
Bookings		$154,286
	Deferred Revenue Balance	Year Ended December 31, 2011
Gross revenue		$75,522
Deferred revenue at December 31, 2010	$33,818
Deferred revenue at December 31, 2011	55,880
Change in deferred revenue		22,062
Bookings		$97,584
	Deferred Revenue Balance	Year Ended December 31, 2010
Gross revenue		$46,608
Deferred revenue at December 31, 2009	$19,507
Deferred revenue at December 31, 2010	33,818
Change in deferred revenue		14,311
Bookings		$60,919
We believe our revenue and bookings growth is a result of our continued investment in and development of our direct sales and sales support teams. We believe this investment has enabled us to achieve greater sales coverage and better sales execution, as well as increase our marketing activities, which we believe have improved brand awareness and created higher demand for our solutions. We have also continued to enhance our core solution, which we believe has encouraged existing clients to add additional clouds and users.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Cost of revenue	$34,591	$21,285	$14,280
Gross profit	$83,323	$51,737	$29,451
Gross margin	71%	71%	67%
Cost of revenue increased $13.3 million, or 63%, in 2012 as compared to 2011, attributable to $6.5 million in increased employee-related costs due to higher headcount, $2.0 million in increased costs related to outsourced consulting services, and $1.2 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, in each case to service our existing clients and support our continued growth. We also incurred $1.0 million in increased amortization of capitalized software, $0.8 million in increased reseller and referral fees, $0.6 million in increased amortization of developed technology related to intangible assets acquired in connection with our acquisition of Sonar Limited, and $0.5 million in increased third-party e-learning costs.
Cost of revenue increased $7.0 million, or 49%, in 2011 as compared to 2010, attributable to $3.4 million in increased employee-related costs due to higher headcount, $0.9 million in increased employee-related allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs resulting from our increased headcount in order to support our continued growth, $0.7 million in increased costs related to outsourced consulting services, and $0.5 million in increased network infrastructure costs, in each case to service our existing clients as well as in anticipation of future growth. The increase was also attributable to $0.5 million in increased amortization of capitalized software, $0.5 million in increased reseller and referral fees, and $0.5 million in increased third-party e-learning costs.
Sales and Marketing

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Sales and marketing	$73,563	$45,773	$28,134
Percent of net revenue	62%	63%	64%
Sales and marketing expenses increased $27.8 million, or 61%, in 2012 as compared to 2011. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at December 31, 2012 increased compared to December 31, 2011, contributing to an increase in employee-related costs of $19.6 million, consisting of increased employee compensation and benefits of $12.9 million, increased commissions of $3.7 million, and increased stock-based compensation of $3.0 million. In addition, we incurred increased overhead costs, such as rent, IT costs, and depreciation and amortization, of $2.5 million, increased costs associated with outsourced marketing programs and events of $2.5 million, and increased travel costs associated with our direct sales teams of $1.9 million.
Sales and marketing expenses increased $17.6 million, or 63%, in 2011 as compared to 2010. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Employee-related costs increased by $12.4 million, consisting of increased employee compensation and benefits of $8.7 million, increased commissions of $2.9 million , and increased stock-based compensation of $0.8 million. In addition, we incurred increased overhead costs, such as rent, IT costs, and depreciation and amortization, of $1.9 million, increased travel costs associated with our direct sales teams of $1.6 million, and increased costs associated with outsourced marketing programs and events of $1.0 million.
Research and Development

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Research and development	$14,886	$10,149	$5,602
Percent of net revenue	13%	14%	13%
Research and development expenses increased $4.7 million or 47%, in 2012 as compared to 2011. The increase was principally due to an increase in research and development headcount at December 31, 2012 compared to December 31, 2011 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $3.0 million arising primarily from increased headcount, consisting of increased employee compensation and benefits of $2.8 million and increased stock-based compensation of $0.2 million. In addition, in the year ended December 31, 2012 we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $1.1 million relating to overall increased expenses to support our continued growth.
Research and development expenses increased $4.5 million or 81%, in 2011 as compared to 2010. We incurred increased employee-related costs of $2.5 million, consisting of increased employee compensation and benefits of $1.9 million and increased stock-based compensation of $0.6 million. In addition, in the year ended December 31, 2011, we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.9 million relating to overall increased expenses to support our continued growth and increased expenses related to third-party consultants of $0.8 million.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $5.7 million, $3.3 million and $1.9 million of software development costs and amortized $2.8 million, $1.9 million and $1.2 million in 2012, 2011 and 2010, respectively.

General and Administrative

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
General and administrative	$25,912	$15,122	$8,555
Percent of net revenue	22%	21%	20%
General and administrative expenses increased $10.8 million, or 71%, in 2012 as compared to 2011. The increase was driven by increased employee-related costs and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $5.8 million, consisting of increased stock-based compensation expense of $3.6 million and increased employee compensation and benefits of $2.2 million, as a result of increased headcount and corresponding stock-based compensation awards between December 31, 2011 and December 31, 2012. In addition, we incurred increased professional fees of $2.3 million for accounting, audit, legal and tax services, increased subscription fees of $0.6 million, and increased expenses related to travel and entertainment of $0.6 million.
General and administrative expenses increased $6.6 million, or 77%, in 2011 as compared to 2010. The increase was driven by increased employee-related costs and increased overhead costs associated with increased headcount and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $3.8 million, consisting of increased employee compensation and benefits of $2.1 million and increased stock-based compensation expense of $1.7 million, as a result of increased headcount and corresponding stock-based compensation awards between December 31, 2010 and December 31, 2011. In addition, we incurred increased professional fees of $1.0 million for accounting, audit, legal and tax services, and increased travel expenses of $0.8 million.
Amortization of certain acquired intangible assets

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Amortization of certain acquired intangible assets	$739	$—	$—
Amortization of acquired intangibles increased $0.7 million for the year ended December 31, 2012 as compared to the same period in 2011 due to the amortization of intangible assets acquired through the acquisition of Sonar Limited. We also record amortization of developed technology and software license rights in cost of revenues.
The following table presents our estimate of amortization expense for each of the five succeeding fiscal years for all finite-lived intangible assets that existed at December 31, 2012 (in thousands):

2013	$2,262
2014	2,078
2015	1,840
2016	555
2017	145
Thereafter	7
Total	$6,887
Estimated amortization expense of $1.3 million, $1.2 million, $1.2 million, $0.4 million, and $0.1 million will be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.

Other Income (Expense)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Interest income	$—	$20	$3
Interest expense	(442)	(902)	(1,113)
Change in fair value of preferred stock warrant liabilities	—	(42,559)	(34,073)
Withdrawn secondary offering expense	—	(555)	—
Other, net	40	(416)	(210)
Other income (expense), net	$(402)	$(44,412)	$(35,393)
Interest expense for the year ended December 31, 2012 decreased $0.5 million as compared to the same period in 2011 due to decreased weighted average borrowings and the write-off of the remaining unamortized debt discount of $0.3 million in the three months ended March 31, 2011 associated with debt that was repaid with proceeds from our initial public offering. The decrease in interest expense of $0.2 million in 2011 as compared to 2010 was attributable to lower interest expense as a result of decreased borrowings under our credit facilities throughout 2011 as compared to 2010.
During the year ended December 31, 2011, we recorded a non-cash charge of $42.6 million related to the change in fair value of our preferred stock warrant liabilities from December 31, 2010 to the respective exercise dates of the warrants in March 2011, as compared to an increase of $34.1 million at December 31, 2010 as compared to December 31, 2009. We valued our preferred stock warrants at the end of each fiscal period using the Black-Scholes option pricing model. During March 2011, all of our warrants to purchase preferred stock were exercised, and all outstanding shares of preferred stock, including all shares of preferred stock issued upon the exercise of the preferred stock warrants, were converted into common stock on a one-for-one basis. As a result, subsequent to the three months ended March 31, 2011, we no longer record any changes in the fair value of such liabilities in our statement of operations.
During the year ended December 31, 2011, we incurred legal, accounting and printing related costs of approximately $0.6 million associated with our intended secondary offering. As a result of our withdrawal from the offering, we expensed such costs.
Other, net is comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans. Foreign exchange gains and losses for the years ended December 31, 2012, 2011 and 2010, respectively, were related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar.
Income Tax Benefit (Provision)

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Income tax benefit (provision)	$789	$(181)	$(137)
We have incurred operating losses in the U.S. and U.K. in all periods to date and have recorded a full valuation allowance against our U.S. and U.K. net deferred tax assets and therefore have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. During the year ended December 31, 2012, we recorded an income tax benefit due to the amortization of deferred tax liabilities assumed as part of the Sonar Limited acquisition.
Liquidity and Capital Resources
Historically, our operations and growth have been financed primarily through the sale of equity securities, including net cash proceeds from our initial public offering of common stock in March 2011, in which we raised approximately $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million.
At December 31, 2012, our principal sources of liquidity were $76.4 million of cash and cash equivalents. Our working capital at December 31, 2012, excluding current deferred revenue, was $115.3 million.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, existing cash and cash equivalents will provide adequate funds for our ongoing operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solutions. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. If we make acquisitions of complementary businesses, services or technologies, we could be required to seek additional equity financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2012	2011	2010
Net cash provided by operating activities	$10,294	$1,832	$166
Net cash used in investing activities	(19,581)	(3,885)	(2,898)
Net cash provided by financing activities	312	80,639	1,738
Net Cash Provided by Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in prior periods has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges.
Cash provided by operating activities of $10.3 million during 2012 was a result of the continued growth of our business and our ability to bill and collect from our customers, partially offset by our continued investments for further growth. In the year ended December 31, 2012, $18.2 million, or 58%, of our net loss of $31.4 million consisted of non-cash items, including $12.2 million of stock-based compensation and $7.0 million of depreciation and amortization. These non-cash expenses were partially offset by a non-cash deferred tax benefit of $1.0 million.
Cash provided by operating activities includes a $35.3 million increase in deferred revenue due to increased billings during the year ended December 31, 2012, a $6.3 million increase in accrued liabilities primarily due to the timing of payments, and an increase in other liabilities of $3.7 million. Cash provided by operating activities is partially offset by a $12.3 million increase in accounts receivable attributable to higher billings in the fiscal year 2012 due to an increased number of clients, a $5.7 million increase in deferred commissions due to increased sales and a change in our commission plan payment schedule during the period, and a $4.2 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors.
Cash provided by operating activities during 2011 of $1.8 million was a result of a significant increase in sales due to the growth in our business. In 2011, $54.5 million, or 85%, of our net loss of $63.9 million consisted of non-cash items, including a $42.6 million increase in preferred stock warrant liabilities, $4.5 million of stock-based compensation, $3.7 million of depreciation and amortization, a $2.5 million reduction of revenue for the issuance of a common stock warrant in connection with our distributor agreement with ADP, $0.6 million of non-cash interest expense, and approximately $0.5 million in foreign exchange losses. In addition to these non-cash items, we incurred $0.6 million in expenses associated with our secondary offering that we withdrew from in August 2011, which expenses we presented as part of cash flows from financing activities. The other elements of our cash flows from operating activities during 2011 generally reflected significantly increased sales compared to the prior-year and our continued significant investments in headcount and other expenses to grow our business. We used working capital in a $13.3 million increase in accounts receivable due to significantly increased sales compared to the prior-year. Other uses of working capital included a $1.8 million increase in prepaid expenses and other assets, including increased third-party content fees commensurate with the increased sales, and a $1.3 million increase in deferred commissions due to the increased sales. These uses of cash were partially offset by a $22.2 million increase in deferred revenue also due to the increased sales, a $3.3 million increase in accrued expenses reflecting the overall growth of our business, including additional vacation and bonus accruals consistent with our growth in headcount, a $0.9 million increase in accounts payable due to a higher level of expenses consistent with the overall growth of our business, and a $0.7 million increase in other liabilities.

Cash provided by operating activities during 2010 of $0.2 million was a result of significant increased sales due to the growth in our business. In 2010, $40.9 million, or 85%, of our net loss of $48.4 million consisted of non-cash items, including a $34.1 million increase in preferred stock warrant liabilities, a $2.9 million reduction of revenue for the issuance of a common stock warrant in conjunction with our distributor agreement with ADP, $2.6 million of depreciation and amortization, and $0.9 million of stock-based compensation. The other elements of our cash flows from operating activities during 2010 generally reflected significantly increased sales compared to the prior year and our continued significant investments in headcount and other expenses to grow our business. We used working capital in an $8.8 million increase in accounts receivable due to significantly increased sales compared to the prior year. Other uses of working capital included a $0.9 million increase in deferred commissions due to the increased sales, and a $1.0 million increase in prepaid expenses and other assets, including increased third-party content fees commensurate with the increased sales. These uses of cash were partially offset by a $14.3 million increase in deferred revenue also due to the increased sales, a $2.2 million increase in accounts payable due to a higher level of expenses consistent with the overall growth of our business, a $1.1 million increase in accrued expenses reflecting the overall growth of our business, including additional vacation and bonus accruals consistent with our growth in headcount, and a $0.7 million increase in other liabilities.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of cash paid for an acquisition of a business and capital expenditures to develop our capitalized software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our investment activity to continue to increase.
We used $19.6 million of cash in investing activities in the year ended December 31, 2012, due to cash used in our acquisition of Sonar Limited of $12.4 million, $5.0 million of investments in our capitalized software, and $2.1 million in cash purchases of net investments in fixed assets. Our investments in fixed assets consisted of $7.2 million in corporate office renovations, purchases of additional furniture and equipment for our expanding infrastructure and work force, which were primarily financed through $2.9 million in capital leases and other financing arrangements, $2.1 million in cash, $1.5 million via a lease arrangement with Water Garden Realty Holding LLC, and $0.7 million through our accounts payable.
We used $3.9 million of cash in investing activities for the year ending December 31, 2011, primarily due to $3.0 million of investments in our capitalized software and approximately $0.8 million of net investments in other fixed assets. The investments in other fixed assets consisted of $1.5 million in purchases of additional equipment during the period for our expanding infrastructure and workforce that were primarily financed through $1.1 million in capital leases and other financing arrangements and through $0.7 million under our SVB Credit Facility. In addition, we financed through capital leases approximately $0.4 million of previous investments in fixed assets during 2011 which were previously reflected in accounts payable at December 31, 2010.
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
Net Cash Provided by Financing Activities
The cash provided by financing activities of $0.3 million in the year ended December 31, 2012 was primarily due to proceeds of $2.7 million from stock option exercises and common stock warrant exercises, borrowings of $1.0 million on our line of credit with Silicon Valley Bank, partially offset by payments of $1.9 million on our capital lease and financing obligations, and debt repayment of $1.5 million.
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
The cash provided by financing activities in the year ended December 31, 2010 of $1.7 million was primarily due to $20.7 million of borrowings on our lines of credit with Comerica and Silicon Valley Bank and $0.9 million of proceeds due to exercise of stock options, partially offset by $11.8 million of payments on our Comerica credit facility, $6.6 million of payments on our SVB Credit Facility, and $1.3 million of payments on our capital lease obligations.
Contractual Obligations
Our principal commitments consist of obligations under our outstanding debt facilities, leases for our office space, computer equipment, furniture and fixtures, and contractual commitments for hosting and other support services. The following table summarizes our contractual obligations at December 31, 2012 (in thousands):

		Year Ending December 31,
	Total	2013	2014	2015	2016	2017	Thereafter
Long-term debt obligations including interest	$2,988	$1,038	$889	$620	$229	$212	$—
Capital lease obligations	3,053	1,772	950	327	4	—	—
Operating lease obligations	20,861	3,249	3,097	3,246	3,508	3,664	4,097
Other contractual obligations(1)	51,988	12,646	12,405	12,015	3,810	3,810	7,302
(1) Other contractual obligations include agreements with various third party service providers whereby we have committed to provide certain dollar amounts or hours of professional service projects related to implementation and other services for our clients.
At December 31, 2012, liabilities for unrecognized tax benefits of $0.3 million which are attributable to foreign income taxes and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.
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
During June 2011, we signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.3 million as of December 31, 2011. The standby letter of credit was reduced to approximately $0.2 million at November 30, 2011 and was subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates in effect on December 31, 2012.
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
Interest Rate Risk
At December 31, 2012, we had cash and cash equivalents of $76.4 million, which primarily consisted of money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2012, including our intercompany loans with our UK subsidiary, would result in a foreign currency loss of approximately $3.3 million. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Canada, Hong Kong, India, Israel, Italy and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Cornerstone OnDemand, Inc. and its subsidiaries (the "Company") at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 1, 2013

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$76,442	$85,409
Accounts receivable, net	47,528	34,110
Deferred commissions	9,354	3,537
Prepaid expenses and other current assets	8,249	3,789
Total current assets	141,573	126,845
Capitalized software development costs, net	7,007	4,106
Property and equipment, net	7,947	3,663
Intangible assets, net	6,887	609
Goodwill	8,193	—
Other assets, net	227	139
Total Assets	$171,834	$135,362
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$4,849	$3,834
Accrued expenses	14,986	8,039
Deferred revenue, current portion	87,759	52,338
Capital lease obligations, current portion	1,643	1,617
Debt, current portion	916	265
Other liabilities	3,885	996
Total current liabilities	114,038	67,089
Other liabilities, non-current	3,592	806
Deferred revenue, net of current portion	4,493	3,542
Capital lease obligations, net of current portion	1,227	1,056
Long-term debt, net of current portion	1,836	409
Total liabilities	125,186	72,902
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 50,689 and 49,274 shares issued and outstanding at December 31, 2012 and 2011	5	5
Additional paid-in capital	242,767	226,916
Accumulated deficit	(196,041)	(164,651)
Accumulated other comprehensive loss	(83)	190
Total stockholders’ equity	46,648	62,460
Total Liabilities and Stockholders’ Equity	$171,834	$135,362
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2012	2011	2010
Revenue (net of $2,500 and $2,877 of a reduction of revenue in 2011 and 2010, respectively, relating to common stock warrants)	$117,914	$73,022	$43,731
Cost of revenue	34,591	21,285	14,280
Gross profit	83,323	51,737	29,451
Operating expenses:
Selling and marketing	73,563	45,773	28,134
Research and development	14,886	10,149	5,602
General and administrative	25,912	15,122	8,555
Amortization of certain acquired intangible assets	739	—	—
Total operating expenses	115,100	71,044	42,291
Loss from operations	(31,777)	(19,307)	(12,840)
Other income (expense):
Interest income	—	20	3
Interest expense	(442)	(902)	(1,113)
Change in fair value of preferred stock warrant liabilities	—	(42,559)	(34,073)
Withdrawn secondary offering expense	—	(555)	—
Other, net	40	(416)	(210)
Other income (expense), net	(402)	(44,412)	(35,393)
Loss before income tax benefit (provision)	(32,179)	(63,719)	(48,233)
Income tax benefit (provision)	789	(181)	(137)
Net loss	$(31,390)	$(63,900)	$(48,370)
Accretion of redeemable preferred stock	—	(5,208)	(8,235)
Net loss attributable to common stockholders	$(31,390)	$(69,108)	$(56,605)
Net loss per share attributable to common stockholders, basic and diluted	$(0.63)	$(1.74)	$(6.15)
Weighted average common shares outstanding, basic and diluted	49,929	39,824	9,206
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Net loss	$(31,390)	$(63,900)	$(48,370)
Foreign currency translation adjustment, net of tax	(273)	217	(27)
Total comprehensive loss	$(31,663)	$(63,683)	$(48,397)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value	Shares	At Cost
Balance as of December 31, 2009	9,153	$1	(650)	$(462)	$—	$(44,917)	$—	$(45,378)
Accretion of preferred stock	—	—	—	—	(3,720)	(4,515)	—	(8,235)
Issuance of common stock warrants	—	—	—	—	3,072	—	—	3,072
Exercise of options and warrants to purchase common stock	2,083	—	—	—	742	—	—	742
Retirement of treasury stock	(650)	—	650	462	(462)	—	—	—
Stock-based compensation	—	—	—	—	965	—	—	965
Net loss						(48,370)		(48,370)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(27)	(27)
Balance as of December 31, 2010	10,586	$1	—	$—	$597	$(97,802)	$(27)	$(97,231)
Accretion of preferred stock	—	—	—	—	(2,259)	(2,949)	—	(5,208)
Conversion of preferred stock to common stock	28,809	3	—	—	132,772	—	—	132,775
Issuance of common stock for the exercise of warrants to purchase common stock	898	—	—	—	474	—	—	474
Issuance of common stock upon initial public offering, net of issuance costs	7,500	1	—	—	86,852	—	—	86,853
Issuance of common stock to a non-profit organization	20	—	—	—	193	—	—	193
Issuance of common stock upon the exercise of options	1,461	—	—	—	1,017	—	—	1,017
Issuance of a common stock warrant	—	—	—	—	2,500	—	—	2,500
Vesting of early exercised options	—	—	—	—	82	—	—	82
Tax withholding on net exercise of stock-based awards	—	—	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	—	—	4,736	—	—	4,736
Net loss	—	—	—	—	—	(63,900)	—	(63,900)

Other comprehensive income, net of tax	—	—	—	—	—	—	217	217
Balance as of December 31, 2011	49,274	$5	—	$—	$226,916	$(164,651)	$190	$62,460
Issuance of common stock for the exercise of warrants to purchase common stock	130	—	—	—	208	—	—	208
Issuance of common stock upon the exercise of options	1,127	—	—	—	2,490	—	—	2,490
Vesting of early exercised options	—	—	—	—	55	—	—	55
Vesting of restricted stock units	112	—	—	—	—	—	—	—
Shares issued for acquisition of Sonar Limited	47	—	—	—	335	—	—	335
Stock-based compensation	—	—	—	—	12,763	—	—	12,763
Net loss	—	—	—	—	—	(31,390)	—	(31,390)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(273)	(273)
Balance as of December 31, 2012	50,690	$5	—	$—	$242,767	$(196,041)	$(83)	$46,648
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net loss	$(31,390)	$(63,900)	$(48,370)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,037	3,714	2,636
Non-cash interest expense	101	579	331
Change in fair value of preferred stock warrant liabilities	—	42,559	34,073
Unrealized foreign exchange (gain) loss	(182)	460	(49)
Charges related to the issuance of common stock warrants to a distributor	—	2,500	2,877
Stock-based compensation expense	12,207	4,502	907
Loss on disposal of fixed assets	42	—	47
Withdrawn secondary offering expense	—	555	—
Non-cash charitable contribution of common stock	—	193	—
Deferred income taxes	(965)	—	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(12,254)	(13,308)	(8,751)
Deferred commissions	(5,691)	(1,274)	(885)
Prepaid expenses and other assets	(4,188)	(1,804)	(970)
Accounts payable	190	915	2,215
Accrued expenses	6,325	3,314	1,124
Deferred revenue	35,327	22,161	14,311
Other liabilities	3,735	666	670
Net cash provided by operating activities	10,294	1,832	166
Cash flows from investing activities:
Purchases of property and equipment	(2,123)	(784)	(818)
Capitalized software costs	(5,030)	(3,022)	(1,888)
Purchases of intangible assets	—	—	(192)
Proceeds from maturities of available-for-sale securities	—	34,000	—
Purchase of available-for-sale securities	—	(34,079)	—
Cash paid for acquisition, net of cash acquired	(12,428)	—	—
Net cash used in investing activities	(19,581)	(3,885)	(2,898)
Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting discounts and commissions	—	90,539	—
Payments of initial public offering costs	—	(3,436)	(250)
Proceeds from issuance of preferred stock upon warrant exercises	—	3,163	—
Payments of withdrawn secondary offering costs	—	(555)	—
Proceeds from the issuance of debt	1,043	669	20,700
Repayment of debt	(1,510)	(9,207)	(18,355)
Principal payments under capital lease obligations	(1,919)	(1,977)	(1,265)
Proceeds from stock option and warrant exercises	2,698	1,491	908
Payment of withholding tax on net exercise of stock-based awards	—	(48)	—
Net cash provided by financing activities	312	80,639	1,738

Effect of exchange rate changes on cash and cash equivalents	8	(244)	—
Net (decrease) increase in cash and cash equivalents	(8,967)	78,342	(994)
Cash and cash equivalents at beginning of period	85,409	7,067	8,061
Cash and cash equivalents at end of period	$76,442	$85,409	$7,067
Supplemental cash flow information:
Cash paid for interest	$341	$543	$909
Cash paid for income taxes	$103	$104	$44
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$132,775	$—
Assets acquired under capital leases and other financing arrangements	$3,722	$1,131	$2,305
Common stock issued for business acquisition	$335	$—	$—
Capitalized assets financed by accounts payable	$693	$25	$362
Capitalized stock-based compensation	$556	$234	$58
Capitalized patent license acquired under installment obligations	$—	$—	$688
Deferred offering costs included in accounts payable and accrued expenses	$—	$—	$2,638
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Company Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.
The Company is a leading global provider of comprehensive talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company's core solution consists of four integrated clouds for recruiting, learning management, performance management and extended enterprise. Customers may subscribe to one more of the clouds.
The Company’s solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. Management has determined that it operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company's chief operating decision maker.
The Company is headquartered in Santa Monica, California and has offices in Auckland, Hong Kong, London, Mumbai, Munich, Madrid, Paris, Rome, Sydney and Tel Aviv.
On April 5, 2012, the Company completed the acquisition of Sonar Limited (“Sonar”), a New Zealand based SaaS talent management solution provider serving small businesses worldwide. Post-acquisition, Sonar’s talent management solution was rebranded as Cornerstone Small Business, or CSB.
The Company also offers Cornerstone for Salesforce, a cloud-based talent management solution developed on the Salesforce.com platform which allows organizations to provide access to sales enablement and just-in-time training from within Salesforce.
Initial Public Offering
In March 2011, the Company completed its initial public offering (“IPO”) whereby it sold 7,500,000 shares of common stock at a price of $13.00 per share. The Company’s shares are traded on the NASDAQ Global Market. The Company received proceeds from its IPO of $90.5 million, net of underwriting discounts and commissions but before offering expenses of $3.7 million.
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
On an on-going basis, management evaluates its estimates, including among others those related to: (i) the realization of tax assets and estimates of tax liabilities, (ii) the recognition and disclosure of contingent liabilities, (iii) the collectability of accounts receivable, (iv) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (v) fair values of investments in marketable securities, (vi) the assigned value of acquired assets and assumed liabilities in business combinations, (vii) the useful lives of property and equipment, capitalized software and intangible assets, (viii) impairment of long-lived assets, including goodwill, and (viii) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and warrants. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with the allocation of the purchase price in business combinations and, prior to the Company's IPO in March 2011, the Company engaged third-party valuation specialists to assist with estimates related to the valuation of its preferred and common stock. Such estimates required the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.
Withdrawn Secondary Offering
On July 20, 2011, in connection with a proposed secondary offering of shares of common stock by the Company and certain existing stockholders (“the secondary offering”), the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On August 8, 2011, pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended, the Company requested that the SEC consent to the withdrawal of the Registration Statement, including all amendments and exhibits. During the three months ended September 30, 2011, the Company incurred expenses of approximately $0.6 millions in connection with the proposed secondary offering which were recorded in other, net, within other income (expense) in the Company’s statements of operations.
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
The Company performs valuations of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenues and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Transaction costs were $0.7 million for the year ended December 31, 2012. There were no transaction costs for the year ended December 31, 2011.
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
Prior to the Company’s IPO in March 2011, as the Company had convertible preferred stock outstanding, and, as the holders of the Company’s convertible preferred stock were entitled to participate in dividends and earnings of the Company, the Company used the two-class method in calculating earnings per share for periods in which the Company generated net income. As the holders of the Company’s convertible preferred stock were not contractually obligated to share in the losses of the Company, no such allocation was made for any periods presented given the Company’s net losses.
The Company may grant restricted stock under the 2010 Equity Incentive Plan (“2010 Plan”) (See Note 11). As the holders of the Company’s restricted stock under the 2010 Plan are both entitled to participate in dividends and earnings of the Company, the Company uses the two-class method in calculating earnings per share for periods in which the Company generates income. As restricted stock holders are not contractually obligated to share in the losses, for periods where the Company generates losses, no allocation of losses is made to the restricted stock.
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
Revenue Recognition
The Company derives its revenue from the following sources:

•
Subscriptions to the Company’s solutions—Clients pay subscription fees for access to the Company's solutions for a specified period of time, typically three years for the Company's core solution or monthly, annually, or three-year periods for the Company's CSB and Cornerstone for Salesforce solutions. Fees are based on a number of factors, including the number of users having access to a solution. The Company generally recognizes revenue from subscriptions ratably over the term of the agreement.

•
Consulting services—The Company offers its clients assistance in implementing its solutions and optimizing their use. Consulting services include application configuration, system integration, business process re-engineering, change management, and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase consulting services at any other time. Consulting services are performed by the Company directly or by third-party professional service providers the Company engages. Clients may also choose to perform these services themselves or engage their own third-party service providers. The Company generally recognizes revenue from fixed fee consulting services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

•
E-learning content—The Company resells third-party on-line training content, referred to as e-learning content, to its clients. In addition, the Company also hosts other e-learning content provided by its clients. The Company generally recognizes revenue from the resale of e-learning content as it is delivered and recognizes revenue from hosting as the hosting services are provided.

The Company recognizes revenue when: (i) persuasive evidence of an arrangement for the sale of the Company's solutions or consulting services exists, (ii) the solutions have been made available or delivered, or services have been performed, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The timing and amount the Company recognizes as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. The Company considers that delivery of a solution has commenced once it provides the client with log-in information to access and use the solution. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the non-standard acceptance or performance criteria, as applicable. Standard acceptance or performance clauses relate to the Company’s solutions meeting certain perfunctory operating thresholds. Fees are fixed based on stated rates specified in the client agreement. If collectability is not considered reasonably assured, revenue is deferred until the fees are collected. The majority of client arrangements include multiple deliverables, such as subscriptions to the Company’s software solutions and consulting services. The Company therefore recognizes revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13. As clients do not have the right to the underlying software code for the solutions, the Company’s revenue arrangements are outside the scope of software revenue recognition guidance. The Company’s agreements generally do not contain any cancellation or refund provisions other than in the event of the Company’s default.
For multiple-deliverable revenue arrangements, the Company first assesses whether each deliverable has value to the client on a standalone basis. The Company has determined that the solutions have standalone value, because, once access is given to a client, the solutions are fully functional and does not require any additional development, modification or customization. Consulting services have standalone value because third-party service providers, distributors or clients themselves can perform these services without the Company’s involvement. The consulting services assist clients with the configuration and integration of the Company’s solutions. The performance of these services generally does not require highly specialized or skilled individuals and are not essential to the functionality of the solutions.

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
The Company is not able to determine VSOE or TPE for its deliverables, because the deliverables are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Accordingly, the selling prices of subscriptions to the solutions and consulting services is based on BESP. The determination of BESP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature of the deliverables themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The determination of BESP is made through consultation with and formal approval by senior management. The Company updates its estimates of BESP on an ongoing basis as events and as circumstances may require.
After the fair value of revenue allocable to each deliverable in a multiple deliverable arrangement based on the relative selling price method is determined, revenue is recognized for each deliverable based on the type of deliverable. For subscriptions to the solutions, revenue is recognized on a straight-line basis over the subscription term, which is typically three years. For consulting services, revenue is recognized using the proportional performance method over the period the services are performed.
In a limited number of cases, multiple deliverable arrangements may include consulting services that do not have value on a standalone basis separate from a solution, such as when the client’s intended use of a solution requires enhancements to its underlying features and functionality. In these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the consulting services that do not have value on a standalone basis have been completed and accepted by the client, through the remaining term of the agreement.
For arrangements in which the Company resells third-party e-learning training content to clients or hosts client or third-party e-learning training content provided by the client, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. The Company recognizes third-party content revenue at the gross amount invoiced to clients when (i) the Company is the primary obligor, (ii) the Company has latitude to establish the price charged, and (iii) the Company bears the credit risk in the transaction. For arrangements involving the sale of third-party content, clients are charged for the content based on pay-per-use or a fixed rate for a specified number of users, and revenue is recognized at the gross amount invoiced as the content is delivered. For arrangements where clients purchase third-party content directly from a third-party vendor, or provide it themselves, and the Company integrates the content into a solution, the Company charges a hosting fee. In such cases, hosting fees are recognized at the net amount charged by the Company for hosting services as the content is delivered.
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
In connection with a five-year global distributor agreement entered into in May 2009 with a global distributor, ADP, the Company entered into a warrant agreement to provide additional incentives to ADP. In April 2012, the Company signed an amendment to extend the term of the distributor agreement through 2017. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of the Company’s common stock at a price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of the Company’s common stock. When ADP achieved the defined sales target and earned a warrant, the Company recorded the fair value of such warrant as a reduction of revenue. For the first contract year ended June 30, 2010, no reductions of revenue were recorded, based on the Company’s conclusion that the defined sales targets had not been met by ADP.
During the years ended December 31, 2011 and 2010, the Company recorded reductions of revenue of $2.5 million and $2.9 million, respectively, in connection with the issuance of warrants to ADP. The Company recorded the fair value of the warrants as reduction of revenue as the agreement provides ADP with the right to be the distributor of the Company’s services and the Company estimates that ADP will purchase additional services from the Company. See Note 10 for additional information about warrants under the ADP agreement.
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
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting the Company’s solutions; personnel and related expenses, including stock-based compensation, and related expenses for network infrastructure, IT support, consulting services and on-going client support staff; payments to external service providers; amortization of capitalized software costs, developed technology and licensing fees; and referral fees. In addition, the Company allocates a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. Costs associated with providing consulting services are recognized as incurred when the services are performed. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the client and are accounted for as both revenue and expense in the period in which the cost is incurred.
Commission Payments
The Company defers commissions paid to its sales force because these amounts are recoverable from the future revenue from the non-cancelable client agreements that gave rise to the commissions. Commissions are deferred on the balance sheet and are amortized to sales and marketing expense over the term of the client agreement in proportion to the revenue that is recognized. Commissions are considered direct and incremental costs to client agreements and have generally been paid in the periods the Company received payment from the client under the associated client agreement. Commencing in the fourth quarter of 2012, the Company pays commissions between 45 and 75 days after execution of the client agreement.
During the years ended December 31, 2012, 2011, and 2010, the Company deferred $16.1 million, $7.7 million and $4.5 million, respectively, of commissions on the balance sheet. During the years ended December 31, 2012, 2011, and 2010, the Company amortized $10.3 million, $6.5 million and $3.6 million to sales and marketing expense, respectively. As of December 31, 2012 and 2011, deferred commissions on the Company’s consolidated balance sheets totaled $9.4 million and $3.5 million, respectively.
Research & Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred. The Company's research and development expenses were $14.9 million in 2012, $10.1 million in 2011, and $5.6 million in 2010.
Advertising
Advertising expenses for 2012, 2011, and 2010, were $0.4 million, $0.3 million, and $0.2 million, respectively, and are expenses as incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation awards granted to employees and directors by recording compensation expense based on the awards' estimated fair value. The Company estimates the fair value of its stock-based compensation awards as of the date of grant using the Black-Scholes option-pricing model. The resulting fair value, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. The Company amortizes the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the vesting period of the awards. The Company amortizes the fair value of stock-based compensation for awards which contain performance conditions based upon the probability of that performance condition being met, net of estimated forfeitures, using the graded vesting method. Estimated forfeitures are based upon the Company's historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.

The Black-Scholes option pricing model requires assumptions, including estimating the value per share of the Company's common stock (for periods prior to the Company's IPO), estimated volatility, risk-free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock-based compensation awards represents the Company's best estimates, based on management judgment. The Company uses the average volatility of similar publicly traded companies as an estimate for estimated volatility. The Company determines the expected term of awards which contain only service conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock-option exercises. For awards granted which contain performance conditions the Company estimates the expected term based on estimates of post-vesting employment termination behavior taking into account the life of the award. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted. The estimated dividend yield is zero, as the Company has not declared, and does not currently intend to declare, dividends in the foreseeable future.
Information related to the Black-Scholes option-pricing model assumptions is as follows:

	For the Years Ended December 31,
	2012	2011	2010
Risk-free interest rate	1.0%	1.7%	2.0%
Expected term (in years)	5.8	6.0	6.0
Estimated dividend yield	—%	—%	—%
Estimated volatility	53.9%	56.9%	59.3%
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based compensation expense as of December 31, 2012 and 2011.
Capitalized Software Costs
The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of the solutions, when the preliminary project stage is completed, management has decided to make the project a part of its future offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to the solutions are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of three years, commencing when the software is ready for its intended use. The Company does not transfer ownership of, or lease its software to its clients.
At December 31, 2012 and 2011, capitalized software development costs totaled $17.3 million and $11.6 million, respectively. Accumulated amortization as of December 31, 2012 and 2011 was $10.3 million and $7.5 million, respectively. For the years ended December 31, 2012, 2011 and 2010, $5.7 million, $3.3 million, and $1.9 million, respectively, of software development costs were capitalized, and $2.8 million, $1.9 million, $1.2 million, respectively, were amortized. Based on the Company’s capitalized software costs at December 31, 2012, estimated amortization expense of $3.3 million, $2.5 million, $1.1 million and $0.1 million is expected to be recognized in 2013, 2014, 2015 and 2016, respectively.
Warrants to Purchase Common and Preferred Stock
Warrants to Purchase Common Stock
The Company has issued warrants to purchase common stock in connection with debt arrangements and the purchase of certain domain names and has accounted for these warrants in stockholders’ equity at fair value upon issuance, based on the specific terms of such warrant arrangements.
In addition, in connection with a five-year global distributor agreement with ADP entered into in May 2009, the Company entered into a warrant agreement to provide additional incentives to ADP. See Note 10 for additional information about warrants under the ADP agreement.

Warrants to Purchase Preferred Stock
The Company issued warrants to purchase preferred stock in connection with debt arrangements and preferred stock financings and accounted for these warrants as liabilities at fair value at the time of issuance, because the underlying shares of convertible preferred stock were redeemable or contingently redeemable, including in the case of a deemed liquidation, which may have obligated the Company to transfer assets to the warrant holders. The preferred stock warrants were recorded at fair value at the time of issuance. Changes in the fair value of the preferred stock warrants each reporting period were recorded as part of other income (expense) in the Company’s statement of operations until the earlier of: (i) the exercise or expiration of the warrants; or (ii) the completion of an initial public offering. Upon the completion of the Company's IPO, all the warrants to purchase preferred stock expired, with the exception of warrants to purchase 140,625 shares of Series D preferred stock and warrants to purchase 380,000 shares of Series C preferred stock. These remaining warrants automatically became warrants to purchase common stock and were classified as equity. Prior to the completion of the Company’s IPO in March 2011, all warrants to purchase preferred stock were exercised. The fair value of the preferred stock warrants was estimated using the Black-Scholes option-pricing model.
Comprehensive Income or Loss
Comprehensive income or loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss and currency translation adjustments. For the years ended December 31, 2012, 2011 and 2010, accumulated other comprehensive loss comprised a cumulative translation adjustment.
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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in the value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2012 and 2011, cash and cash equivalents consisted of cash balances of $24.9 million and $13.9 million, respectively, and money market funds backed by United States Treasury Bills of $51.5 million and $71.5 million, respectively. Cash equivalents are stated at cost, which approximates fair value.
Investments in Marketable Securities
The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income. The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon whether such assets are reasonably expected to be sold during the normal operating cycle of the business. At December 31, 2012 and 2011, the Company had no available-for-sale marketable securities.
Restricted Cash
Included in current and non-current other assets at December 31, 2012 and 2011 were restricted cash of $0.1 million and $0.1 million, respectively, in relation to a standby letter of credit in British Pounds for a foreign sales arrangement with a customer in the United Kingdom.
Allowance for Doubtful Accounts
The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	2012	2011	2010
Beginning balance, January 1	$153	$32	$—
Additions and adjustments	358	203	39
Write-offs	(47)	(82)	(7)
Ending balance, December 31	$464	$153	$32
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally two to seven years (See Note 6).
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
Impairment of Long Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such trigger events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated undiscounted future cash flows. There were no impairment charges related to identified intangible assets in the years ended December 31, 2012 and 2011.
Intangible Assets
Identifiable intangible assets primarily consist of trade names and intellectual property and acquisition-related intangibles, including developed technology, customer relationships, non-compete agreements, trade names and trademarks.

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
As part of the annual impairment test, the Company may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts the first step of a two-step impairment test. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. Fair value is determined using a discounted cash flow method and/or prevailing earnings multiples for the reporting unit. The use of discounted cash flows requires the use of various economic, market and business assumptions in developing the reporting unit’s revenue, cost and cash flow forecasts, the useful life over which cash flows will occur, and determination of the reporting unit’s weighted average cost of capital that reflect the Company’s best estimates when performing the annual impairment test.
If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company performs the second step of the test for impairment of goodwill in which the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2012.
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
Accretion of Preferred Stock
Prior to the completion of the Company's IPO in March 2011, the Company accreted the Series D and Series E preferred stock carrying values to their estimated redemption values over the period to their earliest redemption date, May 10, 2014, using the interest rate method. Upon the completion of the Company's IPO, all of the Series D and Series E preferred stock converted to common stock and redemption rights to the preferred stockholders were removed. For the years ended December 31, 2011 and 2010, the Company recorded accretion of $5.2 million and $8.2 million, respectively.
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents are deposited with several financial institutions which, at times, may exceed federally insured limits, as applicable.

Accounts receivable include amounts due from clients with principal operations primarily in the United States. The Company performs ongoing credit evaluations of its clients.
For the years ended December 31, 2012, 2011 and 2010, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2012 or 2011.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Transaction gains (losses) were approximately $183,000, $(460,000) and $(49,000) for the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other income (expense), net, in the accompanying consolidated statements of operations.
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
Recent Accounting Pronouncement
In May 2011, the FASB issued ASU No. 2011-4, “Fair Value Measurement.” The primary focus of this standard is the convergence of accounting requirements for fair value measurements and related financial statement disclosures under U.S. GAAP and International Financial Reporting Standards (“IFRS”). While this ASU does not significantly change existing guidance for measuring fair value, it does require additional disclosures about fair value measurements and changes the wording of certain requirements in the guidance to achieve consistency with IFRS. This guidance was effective for interim and annual periods beginning after December 15, 2011. The Company adopted this standard during the year ended December 31, 2012. The adoption did not have any material impact on the financial statement disclosures.
In June 2011, the FASB issued ASU No. 2011-5, “Presentation of Comprehensive Income.” This update requires companies to present reclassification adjustments included in other comprehensive income on the face of the financial statements and allows companies to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It also eliminates the option for companies to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. This guidance was effective for fiscal periods beginning after December 15, 2011. The adoption of this standard did not have a material effect on the Company’s financial position, results of operations, or cash flows. The Company adopted this standard in the year ended December 31, 2012 by including a new separate statement labeled “Consolidated Statements of Comprehensive Loss.”
In September 2011, the FASB issued updated guidance on the periodic testing of goodwill for impairment. This guidance allows companies to assess qualitative factors to determine if it is more-likely-than-not that goodwill might be impaired and whether it is necessary to perform the two-step goodwill impairment test required under current accounting standards. This new guidance was effective for the Company for the annual goodwill impairment test performed during the fourth quarter of 2012. The adoption of this standard did not have any effect on its consolidated financial position or results of operations.

3.    BUSINESS ACQUISITION
On April 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Sonar, a New Zealand based SaaS talent management vendor serving small businesses worldwide. Purchase consideration for the acquisition was approximately $12.5 million in cash and 15,530 shares of the Company’s common stock, with a fair value of approximately $0.3 million, valued on the acquisition date. Approximately $1.8 million of the cash consideration and the shares issued were placed in escrow pending resolution of any post-acquisition representations and warranties. The escrow period is scheduled to end in April 2013.
The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Sonar assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Sonar with the Company. The Company acquired Sonar to strengthen its ability to serve small businesses with less than 500 employees.
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

The developed technology, customer relationships intangibles, non-compete agreements and trade names/trademarks are being amortized on a straight-line basis over 4, 4, 2.5 and 2 years, respectively, with a combined weighted-average useful life of 3.8 years.
The Company recognized approximately $0.7 million of acquisition related costs during the year ended December 31, 2012. These costs are included in the Consolidated Statements of Operations under “General and administrative”.
The results of operations of Sonar have been included in the Company’s Consolidated Statements of Operations since the acquisition date of April 5, 2012. Net revenues attributable to Sonar for the year ended December 31, 2012, since the acquisition date, was $1.9 million with a corresponding net loss of $2.5 million partially due to the amortization of acquired intangible assets of $1.4 million.
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
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the Sonar acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	For the Years Ended
	December 31,
	2012	2011
	Pro Forma	Pro Forma
	(Unaudited)
Revenues	$118,917	$76,449
Net loss attributable to common stockholders	$(31,072)	$(65,342)
The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated as of January 1, 2011 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable.

The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.

4.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Years Ended December 31,
	2012	2011	2010
Net loss attributable to common stockholders	$(31,390)	$(69,108)	$(56,605)
Weighted-average shares of common stock outstanding, excluding shares issued upon early exercise of unvested options and unvested restricted stock	49,929	39,824	9,206
Net loss per share attributable to common stockholders—basic and diluted	$(0.63)	$(1.74)	$(6.15)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders (in thousands):

	December 31,
	2012	2011	2010
Options to purchase common stock and restricted stock units	7,331	5,845	5,617
Common stock subject to repurchase	10	30	60
Common stock warrants	—	130	929
Preferred stock warrants	—	—	5,602
Conversion of convertible preferred stock	—	—	23,753
Shares issued for purchase consideration held in escrow	16	—	—
Other restricted common stock	31	—	—
Total shares excluded from net loss per share attributable to common stockholders	7,388	6,005	35,961

5.    GOODWILL AND INTANGIBLE ASSETS
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012			December 31, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(700)	$3,100	$—	$—	$—
Customer relationships	2,400	(441)	1,959	—	—	—
Domains/trademarks/tradenames	320	(118)	202	—	—	—
Software license rights	1,654	(459)	1,195	804	(195)	609
Non-compete agreements	610	(179)	431	—	—	—
Total	$8,784	$(1,897)	$6,887	$804	$(195)	$609
In January 2012, the Company acquired intellectual property rights associated with a software application for $0.8 million, financed through a third-party debt arrangement.
In April 2012, the Company recorded additional finite-lived intangible assets totaling $7.1 million, primarily related to developed technology, customer relationships, trademarks and trade names, and non-compete agreements from the acquisition of Sonar (see Note 3).

Total amortization expense from finite-lived intangible assets were $1.7 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively. Amortization expense of $1.0 million and $0.1 million for the years ended December 31, 2012 and 2011, respectively, related to developed technology and software license rights was recorded in cost of revenues and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at December 31, 2012 (in thousands):

2013	$2,262
2014	2,078
2015	1,840
2016	555
2017	145
Thereafter	7
Total	$6,887
Estimated amortization expense of $1.3 million, $1.2 million, $1.2 million, $0.4 million, and $0.1 million will be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of acquired intangible assets within operating expenses.
Goodwill
The goodwill recorded in connection with the Sonar acquisition is primarily related to the expected long-term synergies and other benefits, including the acquired workforce, from the acquisition. The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2012 (in thousands):

Goodwill as of December 31, 2011	$—
Goodwill from Sonar acquisition, April 5, 2012	8,193
Goodwill as of December 31, 2012	$8,193

6.	OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2012	2011
Computer equipment and software	2 – 5 years	$9,976	$7,403
Furniture and fixtures	7 years	869	238
Leasehold improvements	2 – 6 years	1,520	217
Renovation in progress	n/a	1,148	—
		13,513	7,858
Less: accumulated depreciation and amortization		(5,566)	(4,195)
Total property and equipment, net		$7,947	$3,663
Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was $2.5 million, $1.8 million, $1.3 million, respectively. At December 31, 2012 and 2011, property and equipment includes computer equipment and software under capital leases with a cost basis of $4.6 million and $3.7 million, respectively, and accumulated depreciation of $2.8 million and $2.0 million, respectively. Depreciation of computer equipment and software under capital leases was $1.1 million, $0.9 million, and $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.
The balance of accrued expenses is as follows (in thousands):

	December 31,
	2012	2011
Accrued bonuses	$5,229	$3,643
Other accrued expenses	9,757	4,396
Total accrued expenses	$14,986	$8,039

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012				December 31, 2011
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$51,521	$51,521	$—	$—	$71,521	$71,521	$—	$—
The Company’s cash equivalents at December 31, 2012 and 2011 consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury Bills. Cash equivalents are classified as Level 1.
The Company’s preferred stock warrants were recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below (in thousands):

	December 31,
	2012	2011	2010
Fair value at beginning of period	$—	$39,756	$5,683
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	—	42,559	34,073
Exercise of preferred stock warrants	—	(82,315)	—
Fair value at end of period	$—	$—	$39,756
The fair value of the warrants to purchase the Company’s preferred stock was determined using a Black-Scholes option-pricing model.
The following weighted-average assumptions were used to determine the fair value of the Series C, Series D, and Series E Preferred Stock warrants at each of the respective exercise dates during March 2011 and December 31, 2010:

	Series C		Series D		Series E
	March, 2011	December 31, 2010	March, 2011	December 31, 2010	March, 2011	December 31, 2010
Risk-free interest rate	0.1%	0.1%	0.1%	0.2%	0.1%	0.2%
Expected term (in years)	0.0	0.5	0.0	0.9	0.0	0.7
Estimated dividend yield	—	—	—	—	—	—
Weighted-average estimated volatility	43.1%	43.8%	43.1%	43.8%	43.1%	43.8%
Fair value (in thousands)	$3,905	$2,945	$56,445	$25,740	$21,965	$11,071

8.	DEBT AND OTHER FINANCING ARRANGEMENTS
Silicon Valley Bank
The SVB Credit Facility expired in August 2012 although the borrowings under the software and equipment loan extend through 2014. During November 2012, the Company amended its SVB Credit Facility to allow for additional loan advances up to an aggregate of $5.0 million for the purchase of equipment.  Advances may be drawn through April 2014, have an interest rate of prime minus 0.25%, and are amortized over 60 months, payable in equal installments of principal plus accrued interest. As of December 31, 2012 the Company has an available line of credit of $4.0 million.

Borrowing outstanding under the SVB Credit Facility were $1.3 million and $0.5 million at December 31, 2012 and 2011, respectively. The average interest rate for the years ended December 31, 2012 and 2011 was 3% and 4.5%, respectively.
The SVB Credit Facility is subject to certain financial covenants, including an adjusted quick ratio. The terms of the SVB Credit Facility define the adjusted quick ratio as the ratio of unrestricted cash and investments plus net accounts receivables to current liabilities less deferred revenue of at least 1.75:1 and also unrestricted cash must be at least 35% of the numerator in such calculation. The Company was in compliance with its financial covenant as of December 31, 2012. The SVB Credit Facility requires immediate repayment upon an event of default, as defined in the agreement, which includes events such as a payment default, a covenant default or the occurrence of a material adverse change, as defined in the agreement. The Company believes that an event of default as a result of a material adverse change is remote. The SVB Credit Facility prohibits the Company from the payment of dividends. The SVB Credit Facility is collateralized by certain assets of the Company.
Other Debt Arrangements
The Company enters into other debt arrangements with finance companies to finance the purchase of property and equipment and software. As of December 31, 2012 and 2011, total amounts outstanding under these arrangements were $1.4 million and $0.1 million, respectively. Principal and interest is generally due monthly, through January 2016.
Maturities of outstanding borrowings under the SVB Credit Facility and other debt arrangements as of December 31, 2012 were as follows for each year ending December (in thousands):

2013	$916
2014	818
2015	591
2016	219
2017	208
Total long-term debt	$2,752
The weighted-average interest rate on borrowings for the years ended December 31, 2012 and 2011 was 5.2% and 7.4%, respectively.
The estimated fair value of the Company’s debt was $2.8 million and $0.7 million at December 31, 2012 and 2011, respectively. The fair value was estimated based on discounted cash flow analyses using appropriate current discount rates, taking into consideration the particular terms of the borrowing agreements, at the end of the respective periods. The carrying value of the Company’s line of credit is considered to approximate fair market value, as the interest rates of these instruments are based predominantly on variable reference rates. These estimates involve considerable judgment and changes in those assumptions could significantly affect the estimates.
Although the Company has determined the estimated fair value amounts using commonly accepted valuation methodologies, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2012 and 2011. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

9.	CAPITALIZATION
As of December 31, 2012, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2012 and 2011.
Upon the completion of the Company’s IPO in March 2011, all of the then-outstanding shares of preferred stock were automatically converted into 28,809,031 shares of common stock on a one-for-one basis.
Issuance of Common Stock to Charitable Organization
On February 28, 2011, the Board of Directors issued 20,000 shares of common stock to a non-profit organization. The fair value of the shares was approximately $0.2 million.

10.	WARRANTS
Warrants to Purchase Common Stock
The Company has issued warrants to purchase the Company’s common stock in connection with debt arrangements, a distributor agreement and the purchase of certain domain names. All warrants were fully vested, non-forfeitable and immediately exercisable upon issuance and are equity classified. At December 31, 2012, no warrants to purchase common stock were outstanding. During 2012, warrants to purchase 130,000 shares of common stock were exercised at an exercise price of $1.60 per share.
During 2011, 898,447 shares of common stock, including 133,000 shares issued upon exercise of warrants that were granted to ADP in 2011 as discussed below, were issued upon the exercise of common stock warrants at a weighted-average exercise price of $0.95 per share.
On May 6, 2009, the Company entered into a five-year global distributor agreement with ADP that provides ADP the right to distribute the Company’s core solution to its customers under ADP’s name. In connection with the distributor agreement, the Company also entered into a warrant agreement to provide additional incentives to ADP. The warrant agreement provided that ADP was eligible to earn fully vested and immediately exercisable ten-year warrants to purchase between zero and 886,096 shares of the Company’s common stock at an exercise price of $0.53 per share if ADP met specified sales targets for each contract year until the earlier of the completion of the five-year term of the distributor agreement or the completion of an initial public offering of the Company’s common stock. When ADP achieved the defined sales targets and earned a warrant for a contract year, the Company recorded the fair value of such warrant as a reduction of revenue. The Company determined the fair value of these warrants using a Black-Scholes option-pricing model, which incorporated several estimates and assumptions that were subject to significant judgment.
On November 24, 2010, the Company amended its warrant agreement with ADP to modify certain definitions related to future sales targets, to acknowledge that no warrants would be issued for the contract year ended June 30, 2010 and to remove the anti-dilution provisions in the warrant agreement. In connection with the amendment, the Company issued ADP a fully vested and non-forfeitable warrant to purchase 360,000 shares of its common stock at an exercise price of $0.01 per share, which was valued at approximately $2.9 million as of the amendment date using the Black-Scholes option pricing model. This amount was recorded as a reduction of revenue in the fourth quarter of 2010 as the agreement provides ADP with the right to be distributor of the Company’s services and the Company estimates that ADP will purchase additional services from the Company. In issuing this warrant, the Company considered the strategic importance of its ongoing relationship with ADP and the expected timing of the completion of its IPO, after which ADP would no longer be eligible to earn any warrants.
At December 31, 2010, the Company did not record any reduction in revenue for the contract year ended June 30, 2011, as the minimum specified sales target had not been achieved to earn the applicable warrant as of December 31, 2010.
Upon the completion of the Company’s IPO, ADP was no longer eligible to earn warrants under the warrant agreement. However, ADP remained eligible to earn a warrant for the partial contract year that began on July 1, 2010 and ended on March 22, 2011, the closing date of the Company’s IPO, if it met pro-rated specified sales targets for that period. For the three months ended March 31, 2011, no reductions of revenue were recorded because the Company concluded that ADP had not met the pro-rated specified sales targets for such partial contract year based on the Company’s assessment of the contractual terms of the arrangement, and as of March 31, 2011, it was not considered probable that the Company would be required to issue a warrant for such partial contract year. Pursuant to the terms of the arrangement, the Company notified ADP that it had not earned the warrant for such partial year. ADP contended that it had met the pro-rated specified sales target for the partial contract year that would entitle ADP to a warrant to purchase 443,048 shares of the Company’s common stock at an exercise price of $0.53 per share.
During June 2011, in order to resolve a dispute with respect to this matter, the Company issued ADP a fully vested and non-forfeitable warrant to purchase 133,000 shares of the Company’s common stock at an exercise price of $0.53 per share. The warrant was valued at approximately $2.5 million using a Black-Scholes option-pricing model as of the issuance date and was recorded as a non-cash reduction of revenue in the second quarter of 2011. In connection with the Company’s issuance of the warrant described above, ADP agreed and acknowledged that it is no longer eligible to earn or receive any additional warrants exercisable for shares of the Company’s common stock pursuant to the distributor agreement.

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
At December 31, 2010, there were 5,601,000 warrants to purchase preferred stock outstanding. All these warrants were exercised during 2011.

11.	STOCK OPTION PLANS
1999 and 2009 Plans
In November 1999, the Company adopted the 1999 Stock Plan (“1999 Plan”) as amended. In January 2009, the Company adopted the 2009 Plan (“2009 Plan”) as amended. Stock options granted under the 1999 and 2009 Plans may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. Stock purchase rights may also be granted under the 1999 and 2009 Plans. The Board of Directors determines the period over which stock options become exercisable. However, except in specific cases of stock options granted to officers, directors and consultants, stock options become exercisable at a rate of not less than 20% per year over five years from the date the stock options are granted. Options granted under the 1999 and 2009 Plans expire ten years after the grant date and generally vest one-fourth on the first anniversary of the grant and ratably thereafter for the following thirty-six months. The exercise price of incentive stock options and non-statutory stock options cannot be less than 100% and 85%, respectively, of the fair market value per share of the Company’s common stock on the grant date as determined by the Company’s Board of Directors. If an individual owns stock representing more than 10% of the outstanding shares, the price of each incentive stock option or non-statutory stock option share must be at least 110% of fair market value, as determined by the Board of Directors. The term of the stock options is ten years except for incentive stock options granted to an individual who owns stock representing more than 10% of the outstanding shares, in which case the term of the stock options is 5 years. The Company may also grant options that are immediately exercisable upon the Board of Directors’ approval. On September 20, 2010, the Company granted a board member immediately exercisable options to purchase 60,000 shares of common stock at an exercise price of $2.76 per share. One-third of the options granted vest on the first anniversary of the vesting commencement date and the remaining options vest ratably thereafter for the following 24 months. The option holder elected to early exercise all of the options for a total purchase price of $165,600. The Company has the right to repurchase the unvested shares if the option holder ceases to provide services to the Company. All the shares subject to the Company’s repurchase right were unvested as of December 31, 2010. At December 31, 2012, 10,000 shares were subject to the Company’s repurchase right. The proceeds received from the early exercise of these options are recorded in other noncurrent liabilities and are subsequently reclassified to equity as they vest.
At December 31, 2012, no shares are issuable under the 1999 and 2009 Plans.
2010 Plan
In March 2011, upon the completion of the Company’s IPO, the Company adopted the 2010 Plan and determined that it will no longer grant any additional awards under the 1999 Plan and the 2009 Plan. However, the 1999 Plan and the 2009 Plan continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan. Upon the adoption of the 2010 Plan, the maximum aggregate number of shares issuable thereunder was 3,680,480 shares, plus (i) any shares subject to stock options or similar awards granted under the 1999 Plan or 2009 Plan prior to March 16, 2011 that expire or otherwise terminate without having been exercised in full and (ii) shares issued pursuant to awards granted under the 1999 Plan and 2009 Plan that are forfeited to or repurchased by the Company after March 16, 2011, with the maximum number of shares to be added to the 2010 Plan from the 1999 Plan and 2009 Plan equal to 5,614,369 shares of common stock. In addition, the number of shares available for issuance under the 2010 Plan will be annually increased on the first day of each fiscal year beginning with 2012, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s Board of Directors determines.
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
Restricted Stock Units
The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2012, the Company granted 166,345 time based restricted stock units under the 2010 Plan. In addition, the Company issued performance based restricted stock units.
Stock Appreciation Rights
The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of December 31, 2012, no stock appreciation rights had been granted under the 2010 Plan.
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
Under the 2010 Plan, 1,913,200 shares remained available for issuance, at December 31, 2012.
Stock Options
The Company has granted stock options which vest upon meeting service conditions and or performance conditions. Information with respect to stock options which contain performance conditions is discussed separately below. The following table summarizes the stock option activity which contain only service conditions, under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2011	5,475	$6.04	8.3	$66,817
Granted	2,553	$22.09	9.4
Exercised	(1,127)	$2.21	5.9
Forfeited	(291)	$15.21
Outstanding, December 31, 2012	6,610	$12.49	8.2	$112,899
Exercisable at December 31, 2012	2,549	$5.94	7.3	$60,133
Vested and expected to vest at December 31, 2012	6,514	$12.45	8.2	$111,453
The following table summarizes information about stock options, which contain only service conditions, under the Company’s equity incentive plans at December 31, 2012 (in thousands except term information):

	Options Outstanding at December 31, 2012		Options Exercisable at December 31, 2012
	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices
$0.34 to $1.65	1,451	6.4	1,193	6.3
$5.93 to $8.88	1,649	7.9	843	7.8
$12.54 to $15.41	764	8.7	240	8.7
$16.24 to $18.82	999	9.0	271	8.8
$20.85 to $23.94	1,333	9.4	1	9.3
$27.75 to $31.44	414	9.8	1	9.7
	6,610	8.2	2,549	7.3
The total intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $23.9 million, $19.5 million, and $9.8 million, respectively. The Company recognized compensation expense related to stock options which contain only service conditions of $10.3 million, $3.8 million, and $0.9 million for the years ended December 31, 2012, 2011, and 2010, respectively.
Unrecognized compensation expense relating to stock options which contain only service conditions was $30.8 million at December 31, 2012 which is expected to be recognized over a weighted-average period of 2.6 years.
The aggregate grant date fair value of stock options which contain only service conditions granted for the years ended December 31, 2012, 2011 and 2010 was $28.4 million, $11.9 million, and $7.9 million, respectively.
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
In connection with the acquisition of Sonar, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the company post-acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is recognized as a post-acquisition compensation expense over the 2 year vesting period (see Note 3). As of December 31, 2012, 3,116 shares were vested.

Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2012 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares subject to restricted stock units outstanding at December 31, 2011	370	$8.88
Granted	166	22.33
Vested	(111)	8.90
Nonvested shares subject to restricted stock units outstanding at December 31, 2012	425	$14.13
The Company recognized compensation expense related to restricted stock units of $1.7 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. Unrecognized compensation expense related to nonvested restricted stock units was $4.7 million at December 31, 2012, which is expected to be recognized as expense over the weighted-average period of 2.0 years.
Performance Based Options and Units
As of December 31, 2012, the Company granted performance-based stock options and restricted stock units to certain employees. The number of awards that the employees may earn is based on upon (a) a subsidiary of the Company meeting certain predetermined contracted monthly recurring revenue targets by December 31, 2015, and (b) whether the employee continues to provide service through each measurement date, as defined in the agreement applicable to the award. The awards vest generally over a four year period and have a term of 10 years. The stock options have an exercise price of $27.75 per share. The Company estimated the grant date fair value for each target level at the grant date and is recognizing stock-based compensation over the vesting period using a graded vesting model based upon the target that is probable of being achieved. Achievement of the probable target would result in stock options to purchase 59,683 shares of common stock and 14,323 restricted units vesting. The maximum number of stock options and restricted stock units that may vest should the maximum target level become probable would be 238,730 and 57,296, respectively. The Company may be required to adjust compensation cost in the future to the extent that another target level becomes probable.
The Company recognized compensation expense related to performance based awards of $0.4 million for the year ended December 31, 2012. Unrecognized compensation expense related to nonvested performance based options and restricted stock units was $0.8 million at December 31, 2012, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 3.0 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units and restricted stock awards is included in the following line items in the accompanying Consolidated Statement of Operations for the years ended December 31, 2012, 2011, and 2010 (in thousands):

	Years Ended December 31,
	2012	2011	2010
Cost of revenue	$1,660	$581	$69
Sales and marketing expense	3,982	1,121	345
Research and development expense	949	755	132
General and administrative expense	5,616	2,045	361
Total	$12,207	$4,502	$907
In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

12.	INCOME TAXES

The components of the Company’s loss before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
United States	$(20,173)	$(60,300)	$(42,341)
Foreign	(12,006)	(3,419)	(5,892)
Loss before provision for income taxes	$(32,179)	$(63,719)	$(48,233)
The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Current income tax provision:
Federal	$—	$—	$—
State	—	—	—
Foreign	176	181	137
Total current income tax provision	176	181	137
Deferred income tax (benefit) provision:
Federal	—	—	—
State	—	—	—
Foreign	(965)	—	—
Total deferred income tax (benefit) provision	(965)	—	—
Total income tax (benefit) provision	$(789)	$181	$137
On a consolidated basis, the Company has incurred operating losses and has recorded a full valuation allowance against its U.S. and U.K. deferred tax assets for all periods to date and, accordingly, has not recorded a provision (benefit) for income taxes for any of the periods presented other than a provision (benefit) for certain foreign income taxes. Certain foreign subsidiaries and branches of the Company provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions. The foreign deferred tax benefit for the year ended December 31, 2012 is primarily the result of the amortization of net deferred tax liabilities and changes in other deferred taxes recorded in connection with the 2012 acquisition of Sonar (See Note 3).
The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to income (loss) before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
U.S. Federal tax benefit at statutory rates	$(10,941)	$(21,688)	$(16,399)
State income taxes, net of federal tax benefit	(60)	(916)	(561)
Foreign rate differential	1,008	219	123
Preferred stock warrant charges	—	14,470	11,585
Stock based compensation	1,360	474	265
Other permanent differences	654	188	96
Other	(194)	206	417
Valuation allowance	7,384	7,228	4,611
Total income tax (benefit) provision	$(789)	$181	$137
Major components of the Company’s deferred tax assets (liabilities) at December 31, 2012 and 2011 are as follows (in thousands):

	December 31,
	2012	2011
Accrued expenses	$1,306	$665
Long-lived intangible assets — basis difference	5,155	5,218
Net operating loss carryforwards	24,392	20,628
Stock-based compensation	2,671	907
Deferred revenue	2,375	—
Other	274	344
Total deferred tax assets	36,173	27,762
Deferred revenue and accounting method change	—	(138)
Prepaid expenses and deferred commissions	(2,029)	(582)
Long-lived fixed assets — basis difference	(805)	(344)
Total deferred tax liabilities	(2,834)	(1,064)
Total net deferred tax assets	33,339	26,698
Valuation allowance	(34,081)	(26,698)
Total net deferred tax (liability) asset, net of valuation allowance	$(742)	$—
At December 31, 2012, the Company had federal, state and foreign net operating losses of approximately $74.5 million, $83.9 million and $15.6 million, respectively. The federal net operating loss carryforward will begin expiring in 2019, the state net operating loss carryforward began expiring in 2012, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation.
The Company has recorded a full valuation allowance against its otherwise recognizable U.S. and UK deferred income tax assets as of December 31, 2012. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $7.4 million, $7.2 million and $4.6 million for the years ended December 31, 2012, 2011 and 2010, respectively, was primarily due to additional net operating losses generated by the Company and basis differences in long-lived assets. During the fourth quarter of 2012, the Company remeasured its state deferred taxes as a result of recent legislation, which resulted in a reduction to its deferred tax assets of approximately $0.5 million.
The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $9.4 million at December 31, 2012. When realized, excess windfall tax benefits are credited to additional paid-in capital.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2012, 2011, and 2010 is as follows (in thousands):

	Years Ended December 31,
	2012	2011	2010
Balance at January 1	$276	$276	$148
Additions for tax positions related to the current year	—	—	128
Balance at December 31	$276	$276	$276
The provision for uncertain foreign tax positions relate to business in territories outside of the United States.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. Interest and penalties on unrecognized tax benefits of $23,000 were accrued during the 2012 tax year. The amount of accrued interest and penalties on unrecognized tax benefits were $51,000 and $28,000, as of December 31, 2012 and 2011, respectively. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. If the unrecognized tax benefits are recognized, tax expense will reduce by $0.3 million through December 31, 2012. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.
The Company is subject to U.S. federal income tax as well as to income tax in multiple state and foreign jurisdictions. Federal income tax returns of the Company are subject to IRS examination for the 2009 through 2012 tax years. State income tax returns are subject to examination for the 2008 through 2012 tax years. Foreign income tax returns are subject to examination for the 2007 through 2012 tax years.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $500,000 and $237,000 at December 31, 2012 and December 31, 2011, respectively. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $76,000 and $37,000 at December 31, 2012 and 2011, respectively.

13.	GEOGRAPHIC INFORMATION
Revenue by geographic region, as determined based on the location of the Company’s clients is set forth below (in thousands):

	Years Ended December 31,
	2012	2011	2010
Revenue
United States	$81,837	$50,874	$30,061
United Kingdom	12,930	8,612	7,318
All other countries	23,147	13,536	6,352
Total revenue	$117,914	$73,022	$43,731
Revenue from clients located in the United States is presented net of a $2.5 million and $2.9 million reduction of revenue relating to a common stock warrant issued to ADP during the years ended December 31, 2011 and 2010, respectively (See Note 10).
Property and equipment by region is set forth below (in thousands):

	December 31,
	2012	2011
Property and equipment, net
United States	$7,529	$2,984
United Kingdom	343	643
All other countries	75	36
Total property and equipment, net	$7,947	$3,663

14.	401(K) SAVINGS PLAN
The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. Beginning in 2012, the Plan provided for a Company match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $2,400 per year which vests over four years.
During the year ended December 31, 2012, the Company incurred approximately $255,000 of matching contribution expenses related to the Plan.

15.	COMMITMENTS AND CONTINGENCIES

Leases
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2019. Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $3.2 million, $1.9 million, $1.1 million for the years ended December 31, 2012, 2011 and 2010, respectively. The Company finances the purchase of equipment under capital lease arrangements and its SVB Credit Facility and other debt arrangements (See Note 8).
Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2012 are as follows (in thousands):

	Operating Leases	Capital Leases
2013	$3,249	$1,772
2014	3,097	950
2015	3,246	327
2016	3,508	4
2017	3,664	—
Thereafter	4,097	—
Total minimum lease payments	$20,861	3,053
Less: Amounts representing interest		(183)
Present value of capital lease obligations		2,870
Less: Current portion		(1,643)
Long-term portion of capital lease obligations		$1,227
Letters of Credit
During June 2011, the Company signed a standby letter of credit in British Pounds in relation to a foreign sales arrangement with a customer in the United Kingdom in the amount of approximately $0.3 million. The amount of the standby letter of credit was reduced to approximately $0.2 million at November 30, 2011 and was subsequently reduced to approximately $0.1 million at May 30, 2012. These amounts were calculated based on exchange rates on December 31, 2012.
In addition, the Company maintains standby letters of credit in association with its building lease and other contractual arrangements. The total amount outstanding is $1.4 million at December 31, 2012.
During December 2011, the Company signed a standby letter of credit in relation to the Company’s building lease for its corporate location in the amount of $1.0 million which reduced the available borrowings under the SVB Credit Facility (See Note 8).
Other Commitments
In August 2010, the Company entered into a patent license agreement granting the Company a perpetual license to use a third-party’s e-learning technologies. Remaining license fees of $0.2 million are due in 2013.
During April 2012, the Company entered into an e-learning content reseller agreement with a third-party content provider. The Company is obligated to pay license fees under the e-learning content reseller agreement of $0.8 million in 2013 and 2014 under this agreement.
During July 2012, the Company entered into a cloud subscription agreement with a provider of enterprise cloud computing and social enterprise solutions. The Company is obligated to pay fees under this agreement of $0.6 million in 2013, $0.8 million in 2014, and $1.0 million in 2015.
During the year ended December 31, 2012, the Company entered into agreements with various third party service providers whereby the Company has committed to provide certain dollar amounts or hours of professional service projects related to implementation and other services for clients of the Company's core solution.  In aggregate, these estimated commitments total approximately $11.5 million in 2013, $11.4 million in 2014, $11.0 million in 2015, $3.8 million in each of 2016 and 2017, and $7.3 million thereafter.

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
Litigation
Prior to the third quarter of 2012, the Company had determined that a material loss contingency in an employment matter brought to arbitration was remote and no amounts were accrued. During the third quarter of 2012, the Company received an unfavorable ruling in arbitration, and based on this ruling, the Company has now reasonably estimated the probable loss for this matter, including both the award and estimated attorneys' fees, to be approximately $2.3 million. This amount has been accrued within other current liabilities. The Company has determined that insurance recovery for this loss is probable, and has recorded a related receivable in other current assets for this matter. In January 2013, the Company filed a motion to vacate the award, and expects the motion to be heard in March 2013. Based on the above, the Company believes this matter will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.
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

16.	RELATED PARTY TRANSACTIONS
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During May 2012, an executive officer of a travel and expense management software company joined the Company's Board of Directors. For the years ended December 31, 2012, 2011 and 2010, the Company recorded $271,000, $101,000 and $37,000, respectively, in expenses related to the use of the accounting and travel and expense software from companies whose executive officers serve on the Company's Board of Directors.

17.	SUBSEQUENT EVENTS
On January 1, 2013, shares issuable under the Company’s 2010 Employee Stock Purchase Plan increased by 506,894 shares and shares issuable under the Company’s 2010 Plan increased by 2,281,026 shares in accordance with the automatic annual increase provisions of such plans. No shares have been issued under the 2010 Employee Stock Purchase Plan.
During January and February 2013, the Board of Directors granted stock options to purchase 334,344 shares of common stock at a weighted-average exercise price of $32.80 per share. The stock options vest over four years. During February 2013, the Board of Directors granted restricted stock units for 20,825 shares of common stock which vest over annually over four years.

18.	SELECTED QUARTERLY DATA (UNAUDITED)
The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2012 and 2011 have been prepared on a basis consistent with the Company’s audited annual financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements.

Quarter Ended
	(in thousands)
	Mar. 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Gross revenue	$15,747	$17,370	$20,019	$22,386	$24,002	$26,718	$30,768	$36,426
Common stock warrant charge(1)	—	(2,500)	—	—	—	—	—	—
Net revenue	15,747	14,870	20,019	22,386	24,002	26,718	30,768	36,426
Cost of revenue	4,579	4,953	5,371	6,382	6,844	7,890	9,135	10,722
Gross profit	11,168	9,917	14,648	16,004	17,158	18,828	21,633	25,704
Operating expenses:
Sales and marketing	9,845	10,868	11,531	13,529	16,237	17,422	18,624	21,280
Research and development	2,322	2,616	2,670	2,541	3,093	3,431	4,101	4,261
General and administrative	3,553	3,585	3,439	4,545	5,954	5,792	6,600	7,566
Amortization of certain acquired intangible assets	—	—	—	—	—	237	251	251
Total operating expenses	15,720	17,069	17,640	20,615	25,284	26,882	29,576	33,358
Loss from operations	(4,552)	(7,152)	(2,992)	(4,611)	(8,126)	(8,054)	(7,943)	(7,654)
Other income (expense):
Interest income (expense) and other income (expense), net	(448)	124	(678)	(296)	96	(514)	18	(2)
Change in fair value of preferred stock warrant liabilities	(42,559)	—	—	—	—	—	—	—
Withdrawn secondary offering expense	—	—	(555)	—	—	—	—	—
Loss before provision for income taxes	(47,559)	(7,028)	(4,225)	(4,907)	(8,030)	(8,568)	(7,925)	(7,656)
Provision for income taxes	(34)	(46)	(52)	(49)	(82)	334	298	239
Net loss	$(47,593)	$(7,074)	$(4,277)	$(4,956)	$(8,112)	$(8,234)	$(7,627)	$(7,417)
Accretion of redeemable preferred stock	$(5,208)	$—	$—	$—	$—	$—	$—	$—
Net loss attributable to common stockholders	$(52,801)	$(7,074)	$(4,277)	$(4,956)	$(8,112)	$(8,234)	$(7,627)	$(7,417)
Net loss per share attributable to common stockholders, basic and diluted	$(3.65)	$(0.15)	$(0.09)	$(0.10)	$(0.16)	$(0.17)	$(0.15)	$(0.15)
Weighted average common shares outstanding, basic and diluted	14,453	47,765	48,018	48,597	49,384	49,763	50,163	50,486

(1)	Represents reductions of revenue related to the issuance of a common stock warrant (See Note 10).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
(b) Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and

•
provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect financial statement misstatements. Also, projections of any evaluation of internal control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2012.
The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As noted in Note 3 to our consolidated financial statements, we acquired Sonar Limited on April 5, 2012. During the year ended December 31, 2012, we have fully incorporated our internal control over financial reporting into Sonar Limited.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
Executive Officers
Our executive officers and their ages as of March 1, 2013 are as follows:

Name	Age	Position
Adam L. Miller	43	President and Chief Executive Officer, Director
Perry A. Wallack	43	Chief Financial Officer
Steven D. Seymour	43	Executive Vice President of Strategic Accounts
Vincent Belliveau	37	Senior Vice President and General Manager of Europe, Middle East and Africa
David J. Carter	49	Senior Vice President of Sales
Mark Goldin	51	Chief Technology Officer
Kirsten Maas Helvey	42	Senior Vice President of Client Success
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
Steven D. Seymour co-founded the company and has served as our Vice President of Strategic Accounts, and later as our Executive Vice President of Strategic Accounts, since January 2001. Prior to co-founding the company, Mr. Seymour was a Vice President in the High Net Worth group of Schroders plc, a financial services firm. Mr. Seymour holds a B.S. in Economics and a B.A. in English from the University of Southern California.
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
Kirsten Maas Helvey has served as our Senior Vice President of Client Success since April 2012 and is responsible for overseeing all aspects of the client experience with the company. Prior to this role, Ms. Helvey held the positions of Senior Vice President of Consulting Services from October 2011 to March 2012, Vice President of Consulting Services from April 2006 to September 2011, Director of Global Services from October 2004 to March 2006 and as an Account Manager from March 2003 to October 2004. Prior to joining the company, from  2002 to February 2003, Ms. Helvey served as a supply chain operations strategy consultant in the Business Consulting Services group of International Business Machines Corporation, a technology systems and services company. Prior to that, from February 1999 to September 2002, Ms. Helvey was a supply chain operations strategy consultant at PricewaterhouseCoopers LLP. Ms. Helvey holds a B.A. in English Literature from Skidmore College.
Information with respect to our directors, our code of business conduct and ethics, and corporate governance matters is included under the caption “Proposal One—Election of Directors” in our Proxy Statement for the 2013 Annual Meeting of Stockholders, which will be filed within 120 days of our fiscal year ended December 31, 2012, and is incorporated herein by reference. Information regarding delinquent filers pursuant to Item 405 of Regulation S-K is included under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2013 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the information disclosed under the caption “Executive Compensation and Related Information” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information disclosed under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information disclosed under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information disclosed under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2013 Annual Meeting of Stockholders.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, Cornerstone’s Proxy Statement is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Documents filed as part of this report are as follows:

1.	Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:
Financial Statement Schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3.	Exhibits:
The documents listed in the Exhibit Index immediately following the signature page of this Annual Report on Form 10-K are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicted therein (numbered in accordance with Item 601 of Regulation S-K).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on March 1, 2013.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	President, Chief Executive Officer and Director (principal executive officer)	March 1, 2013
Adam L. Miller

/s/ Perry A. Wallack	Chief Financial Officer (principal financial and accounting officer)	March 1, 2013
Perry A. Wallack

/s/ R. C. Mark Baker	Director	March 1, 2013
R. C. Mark Baker

/s/ Harold W. Burlingame	Director	March 1, 2013
Harold W. Burlingame

/s/ Byron B. Deeter	Director	March 1, 2013
Byron B. Deeter

/s/ James McGeever	Director	March 1, 2013
James McGeever

Signature	Title	Date

/s/ S. Steven Singh	Director	March 1, 2013
S. Steven Singh

/s/ Robert D. Ward	Director	March 1, 2013
Robert D. Ward

Exhibits and Financial Statements
Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Share Purchase Agreement, dated as of April 5, 2012, by and among the Company, Dolphin Acquisition Limited, Sonar Limited, the Company Stockholders (as defined therein), and, with respect to Article III only, the Stockholder Representative (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-Q	001-35098	2.1	May 15, 2012
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended and currently in effect.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements, as currently in effect.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Perry Wallack, dated as of November 8, 2010.	S-1/A	333-169621	10.7	November 9, 2010
10.8*	Employment Agreement between the Registrant and Steven Seymour, dated as of November 8, 2010.	S-1/A	333-169621	10.8	November 9, 2010
10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010
10.9A*	2009 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9A	February 11, 2011

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.9B*	2010 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9B	February 11, 2011
10.9C*	2011 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9C	February 11, 2011
10.9D*	2012 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	November 14, 2012
10.10*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.10A*	2009 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10A	February 11, 2011
10.10B*	2010 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10B	February 11, 2011
10.10C*	2011 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10C	February 11, 2011
10.10D*	2012 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.1	November 14, 2012
10.11*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.12	Loan and Security Agreement between the Registrant and Silicon Valley Bank, dated as of August 20, 2010, as amended May 26, 2011.	S-1	333-175669	10.12	July 20, 2011
10.12A	Second Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, effective as of March 14, 2012 (executed on July 12, 2012).	10-Q	001-35098	10.2	August 14, 2012
10.12B	Third Amendment to Loan and Security Agreement between the Registrant and Silicon Valley Bank, effective as of November 5, 2012.	10-Q	001-35098	10.4	November 14, 2012
10.13	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.14	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.15*	Description of 2012 Executive Bonus Plan	8-K	001-35098	n/a	May 4, 2012
10.16	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011	10-K	001-35098	10.16	March 6, 2012
21.1	List of subsidiaries of the Registrant

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

†
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.