Form 10-Q
period 2013-03-31
Cornerstone OnDemand Inc
filed 2013-05-09
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (a Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 3, 2013
Common Stock	51,033,310

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
TRADEMARKS
© Copyright 2013 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand appearing in this Quarterly Report on Form 10-Q are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$76,170	$76,442
Accounts receivable, net	37,228	47,528
Deferred commissions	10,913	9,354
Prepaid expenses and other current assets	9,443	8,249
Total current assets	133,754	141,573
Capitalized software development costs, net	8,028	7,007
Property and equipment, net	8,571	7,947
Intangible assets, net	6,322	6,887
Goodwill	8,193	8,193
Other assets, net	251	227
Total Assets	$165,119	$171,834
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$5,849	$4,849
Accrued expenses	11,325	14,986
Deferred revenue, current portion	87,781	87,759
Capital lease obligations, current portion	1,473	1,643
Debt, current portion	1,320	916
Other liabilities	3,455	3,885
Total current liabilities	111,203	114,038
Other liabilities, non-current	3,688	3,592
Deferred revenue, net of current portion	2,753	4,493
Capital lease obligations, net of current portion	937	1,227
Long-term debt, net of current portion	3,170	1,836
Total liabilities	121,751	125,186
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 50,976 and 50,689 shares issued and outstanding at March 31, 2013 and December 31, 2012	5	5
Additional paid-in capital	248,708	242,767
Accumulated deficit	(205,975)	(196,041)
Accumulated other comprehensive income (loss)	630	(83)
Total stockholders’ equity	43,368	46,648
Total Liabilities and Stockholders’ Equity	$165,119	$171,834

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenue	$37,657	$24,002
Cost of revenue	11,252	6,844
Gross profit	26,405	17,158
Operating expenses:
Sales and marketing	23,010	16,237
Research and development	4,419	3,093
General and administrative	8,566	5,954
Amortization of certain acquired intangible assets	251	—
Total operating expenses	36,246	25,284
Loss from operations	(9,841)	(8,126)
Other income (expense):
Interest expense	(79)	(143)
Other, net	(13)	239
Other income (expense), net	(92)	96
Loss before income tax provision	(9,933)	(8,030)
Income tax provision	(1)	(82)
Net loss	$(9,934)	$(8,112)
Net loss per share, basic and diluted	$(0.20)	$(0.16)
Weighted average common shares outstanding, basic and diluted	50,798	49,384

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(9,934)	$(8,112)
Foreign currency translation adjustment, net of tax	713	(156)
Total comprehensive loss	$(9,221)	$(8,268)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(9,934)	$(8,112)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,124	1,161
Non-cash interest expense	—	68
Unrealized foreign exchange loss (gain)	286	(201)
Stock-based compensation expense	3,999	2,499
Deferred income taxes	(129)	—
Changes in operating assets and liabilities:
Accounts receivable	9,552	9,225
Deferred commissions	(1,841)	(279)
Prepaid expenses and other assets	(1,075)	(269)
Accounts payable	1,248	1,426
Accrued expenses	(3,277)	(2,301)
Deferred revenue	(271)	(362)
Other liabilities	(204)	174
Net cash provided by operating activities	478	3,029
Cash flows from investing activities:
Purchases of property and equipment	(1,467)	(46)
Capitalized software costs	(1,935)	(1,264)
Net cash used in investing activities	(3,402)	(1,310)
Cash flows from financing activities:
Proceeds from issuance of debt	1,914	—
Repayment of debt	(361)	(210)
Principal payments under capital lease obligations	(459)	(449)
Proceeds from stock option and warrant exercises	1,726	594
Net cash provided by (used in) financing activities	2,820	(65)
Effect of exchange rate changes on cash and cash equivalents	(168)	123
Net (decrease) increase in cash and cash equivalents	(272)	1,777
Cash and cash equivalents at beginning of period	76,442	85,409
Cash and cash equivalents at end of period	$76,170	$87,186
Supplemental cash flow information:
Cash paid for interest	$79	$75
Cash paid for income taxes	$166	$200
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$88	$1,775
Capitalized assets financed by accounts payable	$559	$47
Capitalized stock-based compensation	$208	$87

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
The Company is a leading global provider of comprehensive talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company's core solution consists of four integrated clouds for recruiting, learning management, performance management and extended enterprise. Customers may subscribe to one or more of the clouds.
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
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Auckland, Hong Kong, London, Mumbai, Munich, Madrid, Paris, Rome, Sydney and Tel Aviv.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the interim periods presented. Results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies were described in “Note 1. Summary of Significant Accounting Policies” in the Form 10-K for the year ended December 31, 2012. The Company follows the same accounting policies for interim reporting. The financial information included in this Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that this adoption will have a significant impact on its financial position, results of operations or cash flows.

2. BUSINESS ACQUISITION
On April 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Sonar, a New Zealand based SaaS talent management vendor serving small businesses worldwide.
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations for the three months ended March 31, 2012 as if the Sonar acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	Three Months Ended
	March 31,
	2013	2012
	Actual	Pro Forma
Revenues	$37,657	$24,962
Net loss	$(9,934)	$(7,417)
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
3. NET LOSS PER SHARE
The following table presents our basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net loss	$(9,934)	$(8,112)
Weighted-average shares of common stock outstanding	50,798	49,384
Net loss per share – basic and diluted	$(0.20)	$(0.16)
At March 31, 2013 and 2012, anti-dilutive shares excluded from the calculation of diluted net loss per share were (in thousands):

	March 31,
	2013	2012
Options to purchase common stock and restricted stock units	7,191	6,052
Common stock subject to repurchase right	5	25
Common stock warrants	—	130
Shares issued for purchase consideration held in escrow	16	—
Other restricted common stock	31	—
Total shares excluded from net loss per share	7,243	6,207
As of March 31, 2013, immediately exercisable options to purchase 75,000 shares of common stock had been granted, of which an option to purchase 60,000 shares of common stock was early exercised during September 2010. Of the 60,000 shares issued upon early exercise of such option during September 2010, 5,000 and 25,000 were unvested and subject to the Company’s repurchase right at March 31, 2013 and March 31, 2012, respectively, and were therefore excluded from the calculation of weighted-average shares of common stock used in calculating net loss per share.

4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(937)	$2,863	$3,800	$(700)	$3,100
Customer relationships	2,400	(592)	1,808	2,400	(441)	1,959
Domains/trademarks/tradenames	320	(158)	162	320	(118)	202
Software license rights	1,654	(534)	1,120	1,654	(459)	1,195
Non-compete agreements	610	(241)	369	610	(179)	431
Total	$8,784	$(2,462)	$6,322	$8,784	$(1,897)	$6,887
Total amortization expense from finite-lived intangible assets was $0.6 million for the three months ended March 31, 2013 and $62,000 for the three months ended March 31, 2012. Amortization expense of $0.3 million for the three months ended March 31, 2013 and $62,000 for the three months ended March 31, 2012 related to developed technology and software license rights was recorded in cost of revenues and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2013 (in thousands):

2013	$1,697
2014	2,078
2015	1,840
2016	555
2017	145
Thereafter	7
Total	$6,322

Estimated remaining amortization expense of $0.9 million, $1.2 million, $1.2 million, $0.4 million, and $0.1 million will be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company's first quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identified intangible assets in the three months ended March 31, 2013 and the year ended December 31, 2012.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis include the following as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013				December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$51,521	$51,521	$—	$—	$51,521	$51,521	$—	$—
At March 31, 2013 and December 31, 2012, cash equivalents of $51.5 million consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.

6. DEBT
Silicon Valley Bank
In November 2012, the Company amended its SVB Credit Facility to allow for additional loan advances up to an aggregate of $5.0 million for the purchase of equipment.  Advances may be drawn through April 2014, have an interest rate of prime minus 0.25%, and are amortized over 60 months, payable in equal installments of principal plus accrued interest. As of March 31, 2013 the Company has an available line of credit of $2.0 million.
Borrowings outstanding under the amended SVB Credit Facility were $3.0 million and $1.1 million at March 31, 2013 and December 31, 2012, respectively. The average interest rate for the quarter ended March 31, 2013 and year ended December 31, 2012 was 3.1% and 3.0%, respectively. The Company has $0.2 million outstanding under the original SVB Credit Facility as of March 31, 2013 and December 31, 2012.
The SVB Credit Facility is subject to certain financial covenants, including an adjusted quick ratio. At March 31, 2013, the Company was in compliance with all financial covenants under the SVB Credit Facility.
Other Debt Arrangements

The Company entered into other debt arrangements with finance companies to finance the purchase of property and equipment and software. As of March 31, 2013, total amounts outstanding under these arrangements was $1.3 million compared to $1.4 million as of December 31, 2012.
7. STOCK-BASED AWARDS
The following table summarizes the stock option activity for the three months ended March 31, 2013 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	6,610	$12.49	8.2	$112,899
Granted	536	33.58
Exercised	(285)	6.06
Forfeited	(116)	23.69
Outstanding, March 31, 2013	6,745	$14.24	8.1	$134,129

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2013	2,650	$6.83	7.2	$72,272
Vested and expected to vest at March 31, 2013	6,631	14.16	8.1	132,388
Unrecognized compensation expense relating to stock options was $35.1 million at March 31, 2013, which is expected to be recognized over a weighted-average period of 2.6 years.

The aggregate grant date fair value of stock options granted during the three months ended March 31, 2013 was $9.0 million.
Restricted Stock Awards
In connection with the acquisition of Sonar, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the Company post-acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is being recognized as a post-acquisition compensation expense over the 2 year vesting period. As of March 31, 2013, 3,116 shares were vested.

Restricted Stock Units
At March 31, 2013, 446,207 of non-vested restricted stock units were outstanding. Unrecognized compensation expense related to non-vested restricted stock units was $4.7 million at March 31, 2013, which is expected to be recognized as expense over the weighted-average period of 1.8 years.
Performance Based Options and Units
The Company recognized compensation expense related to performance based awards of $0.1 million for the three months ended March 31, 2013. Unrecognized compensation expense related to nonvested performance based options and restricted stock units was $0.7 million at March 31, 2013, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 3.0 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of revenue	$428	$491
Sales and marketing expense	1,667	478
Research and development expense	323	144
General and administrative expense	1,564	1,386
Total	$3,982	$2,499

8. INCOME TAXES
The Company’s income tax expense was approximately $1,000 and the effective income tax rate was (0.01)% for the three months ended March 31, 2013 as compared to an income tax expense of $82,000 and an effective income tax rate of (1.0)% for the three months ended March 31, 2012. Income tax expense relates to foreign income taxes primarily offset by the amortization of deferred tax liabilities assumed in connection with the Sonar acquisition. The Company’s effective tax rate differs from the statutory rate primarily due to the amortization of deferred tax liabilities assumed as part of the Sonar acquisition, the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The Company recorded valuation allowances on the net deferred tax as0sets of the Company’s U.S. and U.K. deferred tax assets and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
As a result of the acquisition of Sonar, on April 5, 2012, the Company recorded net deferred tax liabilities of $1.8 million, primarily related to differences for the amortization of intangible assets. These New Zealand based deferred tax liabilities are not available to offset the Company’s other net deferred tax assets in other tax jurisdictions.

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2008 and 2007 for its U.S. federal income tax returns and state income tax returns, respectively. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Internal Revenue Service has selected for examination the U.S. federal income tax return for the year ended December 31, 2011.  The Company does not believe the examination will have a material impact on the Company's financial condition or results of operation. The Company believes it has adequately reserved for its uncertain tax positions; there is no assurance, however, that taxing authorities will not propose adjustments that are more or less than the Company's expected outcome. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.
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

Lease Commitments
During the three months ended March 31, 2013, the Company amended its Santa Monica office lease increasing office space. Additional obligations under the amended lease are approximately $0.1 million for 2013, $0.6 million for 2014, $0.7 million for 2015, $0.7 million for 2016, $0.7 million for 2017, and $0.5 million for 2018.
Litigation
During 2012, the Company received an unfavorable ruling in arbitration related to an employment matter. Based on this ruling, the Company has estimated the probable loss for this matter, including both the award and estimated plaintiff attorneys' fees, to be approximately $2.3 million and accrued this amount within other current liabilities. The Company determined that insurance recovery for this loss is probable, and has recorded a related receivable in other current assets for this matter. In January 2013, the Company filed a motion to vacate the award, and expects the motion to be heard in the near future, however no date has yet been assigned by the court. Based on the above, the Company believes this matter will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.
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
10. SUBSEQUENT EVENTS
During April and May 2013, the Board of Directors granted stock options to purchase 165,035 shares of common stock at a weighted-average exercise price of $35.01 per share. The stock options vest over four years. During May 2013, the Board of Directors granted restricted stock units for 5,000 shares of common stock which vest annually over four years.

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
Our core solution is a comprehensive and integrated cloud-based suite consisting of four integrated clouds for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our core solution as well as third-party e-learning content for use with the solution. We target our sales and marketing efforts for these four integrated clouds to large and mid-sized clients with 500 or more employees, and our core solution can be used in multiple industry vertical segments. After the initial purchase of our core solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional clouds, broaden the deployment of the solution across their organizations and increase usage of the solution over time. We currently have over 1,300 clients who use our core solution to empower over 11 million users across 190 countries and 41 languages. The number of clients using our core solution has grown from 105 at December 31, 2007 to 481 at December 31, 2010, to 805 at December 31, 2011, to 1,237 at December 31, 2012 and to 1,317 at March 31, 2013.
In addition to our core solution, we also offer Cornerstone Small Business, a cloud-based talent management solution that is targeted to clients with less than 500 employees. On April 5, 2012, we completed the acquisition of Sonar Limited, or Sonar, a New Zealand based SaaS talent management solution provider serving small businesses worldwide. Post-acquisition, Sonar’s talent management solution was rebranded as Cornerstone Small Business, or CSB. We also offer Cornerstone for Salesforce, a cloud-based talent management solution developed natively on the Salesforce.com platform which allows organizations to provide seamless access to sales enablement and just-in-time training from within Salesforce. The CSB and Cornerstone for Salesforce solutions did not have a significant impact on our financial results and key metrics for the three months ended March 31, 2013 and are not expected to have a significant impact for the year ending December 31, 2013. We currently do not include the number of clients and users of our CSB and Cornerstone for Salesforce solutions in our client and user key metrics as the inclusion does not provide us with meaningful, consistent and comparative information in terms of our financial performance.
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
In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 31, 2007 and March 31, 2013, our number of users increased from 859,000 to over 11 million.
We generate most of our revenue from the sale of our solutions pursuant to multi-year client agreements. Our sales processes are typically competitive, sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We price our core solution based on the number of clouds purchased and the permitted number of users with access to each cloud. Client agreements for our core solution typically have terms of three years. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content.
We sell our solutions through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to continue to invest in our direct sales and distribution activities to address our market opportunity.
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our core solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our net revenue has grown to $37.7 million for the three months ended March 31, 2013, from $24.0 million for the three months ended March 31, 2012.
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
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we improve the existing functionality for our solutions. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of both our growth and our continued transition to operating as a public company. In addition, to the extent that we make additional strategic acquisitions in the future, like our acquisition of Sonar, our investments in operations may increase.
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

•
Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions for a specified period of time, typically three years for our core solution or monthly, annually, or three-year periods for our CSB and Cornerstone for Salesforce solutions. Fees are based on a number of factors, including the number of users having access to a solution. We generally recognize revenue from subscriptions ratably over the term of the agreements.

•
Consulting Services. We offer our clients assistance in implementing our solutions and optimizing their use. Consulting services include application configuration, system integration, business process re-engineering, change management and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase consulting services at any other time. Our consulting services are performed by us directly or by third-party service providers we engage. Clients may also choose to perform these services themselves or engage their own third-party service providers. We generally recognize revenue from fixed fee consulting services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

•
E-learning Content. We resell third-party on-line training content, which we refer to as e-learning content, to our clients. We also host other e-learning content provided by our clients. We generally recognize revenue from the resale of e-learning content as it is delivered and recognize revenue from hosting as the hosting services are provided.

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

•
Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.

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

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staffs, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead. We expect our general and administrative expenses to increase as we continue to expand our operations.

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangibles consists of amortization of Sonar acquisition-related intangibles including customer relationships, non-compete agreements, patents, trade names and trademarks. We also record amortization of developed technology and software license rights in cost of revenues.

Other Income (Expense)

•
Interest Expense. Interest expense consists primarily of interest expense from borrowings under our credit facility and our promissory notes; capital lease payments; and amortization of debt discounts.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Income Tax Provision
The income tax provision is related to certain foreign income taxes, and the amortization of deferred tax liabilities assumed as part of the Sonar acquisition which occurred in 2012. As we have incurred operating losses in the U.S. and U.K. in all periods to date and recorded a full valuation allowance against our U.S. and U.K. net deferred tax assets, we have not historically recorded a provision for U.S. and U.K. income taxes. Certain foreign subsidiaries and branches of ours provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Form 10-K filed with the Securities and Exchange Commission on March 1, 2013.
As of March 31, 2013, there have been no material changes to our critical accounting policies since December 31, 2012.
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

	Three Months Ended March 31,
	2013	2012
Revenue	$37,657	$24,002
Cost of revenue	11,252	6,844
Gross profit	26,405	17,158
Operating expenses:
Sales and marketing	23,010	16,237
Research and development	4,419	3,093
General and administrative	8,566	5,954
Amortization of acquired intangibles	251	—
Total operating expenses	36,246	25,284
Loss from operations	(9,841)	(8,126)
Other income (expense):
Interest income (expense)	(79)	(143)
Other, net	(13)	239
Loss before income tax provision	(9,933)	(8,030)
Income tax provision	(1)	(82)
Net loss	$(9,934)	$(8,112)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Revenue and Metrics

	At or For Three Months Ended March 31,
	2013	2012
Revenue (in thousands)	$37,657	$24,002
Bookings (in thousands)	$35,939	$23,959
Number of clients	1,317	891
Number of users (in thousands)	11,014	8,181

Revenue increased $13.7 million, or 57%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was primarily the result of a $12.5 million increase in revenue from existing clients, that is, revenue from client agreements that were entered into prior to December 31, 2012. In addition, revenue increased by $1.2 million from the acquisition of new clients during the three months ended March 31, 2013.
Revenue generated in the United States was $26.2 million, or 70%, of total revenue for the three months ended March 31, 2013 as compared to $16.8 million, or 70%, for the same period in 2012, a 56% increase. Revenue generated outside of the United States was $11.5 million, or 30%, of total revenue for the three months ended March 31, 2013 as compared to $7.2 million, or 30%, for the same period in 2012, a 60% increase.
Bookings increased 50% for the three months ended March 31, 2013 as compared to the same period in 2012, reflecting the increase in revenue for the three months ended March 31, 2013 as compared to the same period in 2012, offset by a decrease in deferred revenue at March 31, 2013 from December 31, 2012 compared to March 31, 2012 from December 31, 2011. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue which is generally based on proportional performance over the period the services are performed.
Our number of clients grew 48% at March 31, 2013 compared to March 31, 2012. Our number of users increased 35% at March 31, 2013 compared to March 31, 2012, due primarily to the acquisition of new clients.

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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended March 31, 2013
Revenue		$37,657
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at March 31, 2013	90,534
Change in deferred revenue		(1,718)
Bookings		$35,939
	Deferred Revenue Balance	Three Months Ended March 31, 2012
Revenue		$24,002
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at March 31, 2012	55,837
Change in deferred revenue		(43)
Bookings		$23,959
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
Cost of Revenue and Gross Margin

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Cost of revenue	$11,252	$6,844
Gross profit	$26,405	$17,158
Gross margin	70%	72%
Cost of revenue increased $4.4 million, or 64%, for the three months ended March 31, 2013 as compared to the same period in 2012, attributable to $2.4 million in increased employee-related costs due to higher headcount and $0.7 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. We also incurred $0.3 million in increased amortization of capitalized software and $0.3 million in increased amortization of acquired intangible assets, related to our acquisition of Sonar.

Sales and Marketing

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Sales and marketing	$23,010	$16,237
Percent of net revenue	61%	68%
Sales and marketing expenses increased $6.8 million, or 42%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was a result of the growth of our sales force and increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at March 31, 2013 increased compared to March 31, 2012, contributing to an increase in employee-related costs of $4.3 million, consisting of increased employee compensation and benefits of $2.8 million, increased commissions of $0.8 million, and increased stock-based compensation of $0.7 million. In addition, we incurred increased travel costs associated with our direct sales teams of $0.8 million, increased costs associated with outsourced marketing programs and events of $0.6 million, and increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.3 million.
Research and Development

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Research and development	$4,419	$3,093
Percent of net revenue	12%	13%
Research and development expenses increased by $1.3 million, or 43%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was a result of our continued investment in research and development headcount at March 31, 2013 compared to March 31, 2012 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $1.2 million, consisting of increased employee compensation and benefits of $1.0 million and increased stock-based compensation of $0.2 million. In addition, in the three months ended March 31, 2013 we incurred increased expenses of allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.1 million relating to overall increased expenses to support our continued growth.
We capitalize a portion of our software development costs related to the development and enhancements of our solution, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $1.9 million and $1.2 million of software development costs and amortized $0.9 million and $0.6 million in the three months ended March 31, 2013 and March 31, 2012, respectively.
General and Administrative

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
General and administrative	$8,566	$5,954
Percent of net revenue	23%	25%
General and administrative expenses increased by $2.6 million, or 44%, for the three months ended March 31, 2013 as compared to the same period in 2012. The increase was driven by higher employee-related costs and professional fees to support our growing business and operations as a public company. We incurred increased employee-related costs of $1.1 million, consisting of increased employee compensation and benefits of $0.9 million and increased stock-based compensation expense of $0.2 million, as a result of increased headcount and stock-based compensation awards between March 31, 2012 and March 31, 2013. In addition, we incurred increased audit and consultant fees of $0.6 million driven by first year Sarbanes-Oxley compliance, increased subscription fees of $0.4 million, and increased licenses and fees of $0.3 million.

Amortization of certain acquired intangible assets

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Amortization of certain acquired intangible assets	$251	$—
Amortization of acquired intangibles increased by $0.3 million for the three months ended March 31, 2013, as compared to the same period in 2012 due to the amortization of intangible assets acquired through the April 2012 acquisition of Sonar Limited.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2013 (in thousands):

2013	$1,697
2014	2,078
2015	1,840
2016	555
2017	145
Thereafter	7
Total	$6,322
Estimated remaining amortization expense of $0.9 million, $1.2 million, $1.2 million, $0.4 million, and $0.1 million will be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Other Income (Expense)

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Interest expense	$(79)	$(143)
Other, net	(13)	239
Total	$(92)	$96
Interest expense for the three months ended March 31, 2013 decreased by $0.1 million as compared to the same period in 2012 due to decreased interest rates.
Other, net is comprised of foreign exchange gains and losses. Foreign exchange gains and losses for the three months ended March 31, 2013 and 2012, respectively, were primarily related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar. The foreign exchange gains and losses are mainly attributable to unrealized foreign exchange gains and losses on intercompany loans and other monetary accounts and realized gains and losses on transactions recorded in foreign currencies. During the three months ended March 31, 2013, we had unrealized foreign exchange losses of $0.3 million, offset by realized gains of $0.3 million, as compared to unrealized gains of $0.2 million and no realized gain or loss in the same period in 2012.

Income Tax Provision

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Income tax provision	$(1)	$(82)
For the three months ended March 31, 2013, we recorded an income tax provision for certain foreign jurisdictions which was largely offset by an income tax benefit due to the expected reversal of deferred tax liabilities, assumed as part of our April 2012 acquisition of Sonar, available to offset foreign net operating losses. For the three months ended March 31, 2013 we recorded an income tax provision for certain foreign jurisdictions.
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
At March 31, 2013, our principal sources of liquidity were $76.2 million of cash and cash equivalents and $37.2 million of accounts receivable.
Our cash flows from operating activities have historically been significantly impacted by the contractual payment terms and patterns of client agreements, as well as our investments in sales and marketing and research and development to drive our business growth.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents, will provide adequate funds for our ongoing operations for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, the continuing market acceptance of our solution. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or utilize our cash resources.
Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds from our initial public offering for such additional expansion and expenditures.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2013	2012
Net cash provided by operating activities	$478	$3,029
Net cash used in investing activities	(3,402)	(1,310)
Net cash provided by (used in) financing activities	2,820	(65)

Net Cash Provided by Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. In addition, our net loss in prior periods has been significantly greater than our use of cash for operating activities due to the inclusion of substantial non-cash charges. Given the seasonality of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities of $0.5 million in the three months ended March 31, 2013 was a result of the continued growth of our business and our ability to bill and collect from our customers, partially offset by our continued investments for further growth. In the three months ended March 31, 2013, $6.3 million, or 64%, of our net loss of $9.9 million consisted of non-cash items, including $4.0 million of stock-based compensation and $2.1 million of depreciation and amortization. These non-cash expenses were partially offset by a non-cash deferred tax benefit of $0.1 million.
Cash provided by operating activities in the three months ended March 31, 2013 also included a $9.6 million decrease in accounts receivable due to the receipt of payments from our clients in addition to lower levels of billings in the three months ended March 31, 2013 as compared to the three months ended December 31, 2012 due to the seasonality of our business, as discussed above. Cash provided by operating activities also included an increase in accounts payable of $1.2 million attributable to increased expenses associated with our growth. Cash provided by operating activities was partially offset by $3.3 million decrease in accrued liabilities primarily due to the payment of our 2012 bonuses, a $1.8 million increase in deferred commissions due to increased sales during the period, and a $1.1 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors.
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
Cash provided by operating activities in the three months ended March 31, 2012 also included a $9.2 million decrease in accounts receivable due to the receipt of payments from our clients in addition to lower levels of billings in the three months ended March 31, 2012 as compared to the three months ended December 31, 2011 due to the seasonality of our business, as discussed above. Cash provided by operating activities also included an increase in accounts payable of $1.4 million attributable to increased expenses associated with our growth, a $0.3 million decrease in prepaid expenses and other assets, and a $0.2 million decrease in other liabilities. Cash provided by operating activities in the three months ended March 31, 2012 was partially offset by a $2.3 million decrease in accrued liabilities primarily due to the payment of our 2011 bonuses, a $0.4 million decrease in deferred revenue for the three months ended March 31, 2012 due to the recognition of revenue, and a $0.3 million increase in deferred commissions due to the increased sales during the period.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase computer equipment and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $3.4 million of cash in investing activities in the three months ended March 31, 2013, primarily due to $1.9 million of investments in our capitalized software and $1.5 million in purchases of additional equipment during the period.
We used $1.3 million of cash in investing activities in the three months ended March 31, 2012, primarily due to investments in our capitalized software.
Net Cash Provided by (Used in) Financing Activities
Cash provided by financing activities of $2.8 million in the three months ended March 31, 2013 was primarily due to proceeds from the issuance of debt of $1.9 million under our credit facility used to purchase property and equipment and to finance leasehold improvements, and proceeds from stock option exercises and common stock warrant exercises of $1.7 million, partially offset by payments of $0.5 million on our capital lease and financing obligations, and debt repayment of $0.4 million.
Cash used in financing activities of $0.1 million in the three months ended March 31, 2012 was primarily due to payments of $0.5 million on our capital lease and financing obligations and $0.2 million to repay debt, partially offset by $0.6 million in proceeds from stock option exercises.

Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Form 10-K filed with the Securities and Exchange Commission on March 1, 2013 except for the following: during the three months ended March 31, 2013, we amended our office lease with Water Garden Realty Holding LLC increasing our obligation by approximately $0.1 million for 2013, $0.6 million for 2014, $0.7 million for 2015, $0.7 million for 2016, $0.7 million for 2017, and $0.5 million for 2018.
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
Interest Rate Risk
At March 31, 2013, we had cash and cash equivalents of $76.2 million, which primarily consisted of money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Canada, Hong Kong, India, Israel, Italy and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the remeasurement of U.S. Dollar denominated intercompany loans by our overseas subsidiaries.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2013, including our intercompany loans with our UK subsidiary, would result in a foreign currency loss of approximately $2.5 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $9.9 million, $31.4 million, $63.9 million, and $48.4 million for the three months ended March 31, 2013, and years ended December 31, 2012, 2011 and 2010, respectively. At

March 31, 2013, our accumulated deficit was $206.0 million and total stockholders’ equity was $43.4 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 750 employees on December 31, 2012 to 799 employees on March 31, 2013. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, New Zealand, Spain and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our auditors also need to attest to the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.
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

We rely on third-party computer hardware and software that may be difficult to replace or could cause errors or failures of our service.
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

•
potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act.

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
We currently have foreign sales denominated in Australian Dollars, Canadian Dollars, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Canadian Dollars, Danish Krone, Indian Rupees, Israeli New Shekels, New Zealand Dollars, and Swedish Krona. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.
At March 31, 2013, we had $76.2 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.
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
In the event of adverse conditions in the credit and capital markets, and to the extent we make future investments, our investment portfolio may be impacted, and we could determine that some or all of our investments experienced an other-than-

temporary decline in fair value, requiring impairment, which could adversely impact our financial position and operating results.
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
As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and results of operations. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and the results of our operations. The Internal Revenue Service has selected the U.S. federal income tax return for the year ended December 31, 2011 for examination. If the examinations were to uncover incorrect tax positions, we could be subject to additional taxes, interest, and penalties.
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
Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $40.06 per share and an intra-day trading low of $11.50 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the NASDAQ Global Market. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly, and may in the future require us to reduce costs in other areas of our business or increase the prices of our solutions, which could negatively impact our business.
Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which our stockholders disagree and which may adversely affect the value of our stockholders’ investment.
As of March 31, 2013, our executive officers and directors beneficially owned, in the aggregate, approximately 22% of our outstanding common stock. As a result, if some of these persons or entities act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

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
None.
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

ITEM 3.	Defaults Upon Senior Securities
None.

ITEM 4.	Mine Safety Disclosures
None.

ITEM 5.	Other Information
None.

ITEM 6.	Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President and Chief Executive Officer
Date: May 9, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
10.1	First Amendment to the Office Lease between the Registrant and Water Garden Realty Holding LLC.
10.2	Second Amendment to the Office Lease between the Registrant and Water Garden Realty Holding LLC.
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

†
The certifications attached as Exhibit 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

††
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and is not otherwise subject to liability under these sections.