Form 10-Q
period 2013-06-30
Cornerstone OnDemand Inc
filed 2013-08-07
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of August 2, 2013
Common Stock	51,410,400

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

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$290,264	$76,442
Accounts receivable, net	44,136	47,528
Deferred commissions	10,881	9,354
Prepaid expenses and other current assets	11,280	8,249
Total current assets	356,561	141,573
Capitalized software development costs, net	8,814	7,007
Property and equipment, net	11,557	7,947
Intangible assets, net	5,758	6,887
Goodwill	8,193	8,193
Other assets, net	6,312	227
Total Assets	$397,195	$171,834
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$11,052	$4,849
Accrued expenses	13,522	14,986
Deferred revenue, current portion	92,399	87,759
Capital lease obligations, current portion	1,300	1,643
Debt, current portion	496	916
Other liabilities	3,653	3,885
Total current liabilities	122,422	114,038
Convertible notes, net	214,529	—
Other liabilities, non-current	3,395	3,592
Deferred revenue, net of current portion	2,641	4,493
Capital lease obligations, net of current portion	583	1,227
Other long-term debt, net of current portion	678	1,836
Total liabilities	344,248	125,186
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 51,358 and 50,689 shares issued and outstanding at June 30, 2013 and December 31, 2012	5	5
Additional paid-in capital	266,965	242,767
Accumulated deficit	(214,658)	(196,041)
Accumulated other comprehensive income (loss)	635	(83)
Total stockholders’ equity	52,947	46,648
Total Liabilities and Stockholders’ Equity	$397,195	$171,834

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenue	$44,346	$26,718	$82,003	$50,720
Cost of revenue	13,164	7,890	24,416	14,734
Gross profit	31,182	18,828	57,587	35,986
Operating expenses:
Sales and marketing	26,274	17,422	49,284	33,659
Research and development	5,232	3,431	9,651	6,524
General and administrative	7,530	5,792	16,096	11,746
Amortization of certain acquired intangible assets	251	237	502	237
Total operating expenses	39,287	26,882	75,533	52,166
Loss from operations	(8,105)	(8,054)	(17,946)	(16,180)
Other income (expense):
Interest expense	(505)	(94)	(584)	(237)
Other, net	(209)	(420)	(222)	(181)
Other income (expense), net	(714)	(514)	(806)	(418)
Loss before income tax benefit	(8,819)	(8,568)	(18,752)	(16,598)
Income tax benefit	136	334	135	252
Net loss	$(8,683)	$(8,234)	$(18,617)	$(16,346)
Net loss per share, basic and diluted	$(0.17)	$(0.17)	$(0.36)	$(0.33)
Weighted average common shares outstanding, basic and diluted	51,153	49,763	51,031	49,573

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(8,683)	$(8,234)	$(18,617)	$(16,346)
Foreign currency translation adjustment, net of tax	5	158	718	2
Total comprehensive loss	$(8,678)	$(8,076)	$(17,899)	$(16,344)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(18,617)	$(16,346)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,447	2,977
Accretion of debt discount and amortization of debt issuance costs	286	78
Unrealized foreign exchange loss	566	175
Stock-based compensation expense	8,346	4,981
Deferred income taxes	(378)	(361)
Changes in operating assets and liabilities:
Accounts receivable	2,484	2,032
Deferred commissions	(1,810)	(219)
Prepaid expenses and other assets	(3,215)	(586)
Accounts payable	3,917	612
Accrued expenses	(1,448)	(409)
Deferred revenue	4,238	4,293
Other liabilities	70	413
Net cash used in operating activities	(1,114)	(2,360)
Cash flows from investing activities:
Purchases of property and equipment	(2,377)	(188)
Capitalized software costs	(3,414)	(2,462)
Cash paid for acquisition, net of cash acquired	—	(12,428)
Net cash used in investing activities	(5,791)	(15,078)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	246,043	—
Payments for convertible note hedges	(49,537)	—
Proceeds from the issuance of warrants	23,225	—
Proceeds from issuance of debt	1,914	—
Repayment of debt	(3,776)	(996)
Principal payments under capital lease obligations	(987)	(929)
Proceeds from stock option and warrant exercises	4,140	1,041
Net cash provided by (used in) financing activities	221,022	(884)
Effect of exchange rate changes on cash and cash equivalents	(295)	(119)
Net increase (decrease) in cash and cash equivalents	213,822	(18,441)
Cash and cash equivalents at beginning of period	76,442	85,409
Cash and cash equivalents at end of period	$290,264	$66,968
Supplemental cash flow information:
Cash paid for interest	$162	$163
Cash paid for income taxes	$384	$41
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$88	$2,852
Common stock issued for business acquisition	$—	$335
Capitalized assets financed by accounts payable	$2,980	$140
Capitalized stock-based compensation	$413	$219
Deferred offering costs included in accrued expenses	$379	$—
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
The Company is a leading global provider of comprehensive talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s core solution consists of four integrated clouds for recruiting, learning management, performance management and extended enterprise. Customers may subscribe to one or more of the clouds.
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
The Company also offers Cornerstone Small Business, a talent management solution for small businesses and Cornerstone for Salesforce, a cloud-based talent management solution developed on the Salesforce.com platform which allows organizations to provide access to sales enablement and just-in-time training from within Salesforce.
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Auckland, Hong Kong, London, Mumbai, Munich, Madrid, Paris, Rome, Sydney and Tel Aviv.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the interim periods presented. Results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2012 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies were described in “Note 1. Summary of Significant Accounting Policies” in the Annual Report on Form 10-K for the year ended December 31, 2012. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2012.
Recent Accounting Pronouncements
In March 2013, the FASB issued new accounting guidance clarifying the accounting for the release of cumulative translation adjustment into net income when a company either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The Company does not anticipate that the adoption of this guidance will have a significant impact on its financial position, results of operations or cash flows.

2. BUSINESS ACQUISITION
On April 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Sonar Limited (“Sonar”), a New Zealand based SaaS talent management vendor serving small businesses worldwide.
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations for the six months ended June 30, 2012 as if the Sonar acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	Six Months Ended
	June 30,
	2013	2012
	Actual	Pro Forma
Revenues	$82,003	$51,723
Net loss	$(18,617)	$(16,028)
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
3. NET LOSS PER SHARE
The following table presents our basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net loss	$(8,683)	$(8,234)	$(18,617)	$(16,346)
Weighted-average shares of common stock outstanding	51,153	49,763	51,031	49,573
Net loss per share – basic and diluted	$(0.17)	$(0.17)	$(0.36)	$(0.33)
At June 30, 2013 and 2012, anti-dilutive shares excluded from the calculation of diluted net loss per share were (in thousands):

	June 30,
	2013	2012
Options to purchase common stock and restricted stock units	7,099	6,830
Convertible notes	4,682	—
Common stock warrants	4,682	99
Shares issued for purchase consideration held in escrow	—	16
Common stock subject to repurchase right	—	20
Other restricted common stock	22	31
Total shares excluded from net loss per share	16,485	6,996
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the conversion price for the convertible notes and the Company has net income attributable to common stockholders. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(1,174)	$2,626	$3,800	$(700)	$3,100
Customer relationships	2,400	(742)	1,658	2,400	(441)	1,959
Domains/trademarks/tradenames	320	(198)	122	320	(118)	202
Software license rights	1,654	(610)	1,044	1,654	(459)	1,195
Non-compete agreements	610	(302)	308	610	(179)	431
Total	$8,784	$(3,026)	$5,758	$8,784	$(1,897)	$6,887
Total amortization expense from finite-lived intangible assets was $0.6 million and $1.1 million for the three and six months ended June 30, 2013, respectively, and $0.5 million and $0.6 million for the three and six months ended June 30, 2012, respectively. Amortization expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, and $0.3 million and $0.3 million for the three and six months ended June 30, 2012, respectively, related to developed technology and software license rights was recorded in cost of revenues and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2013 (in thousands):

2013	$1,134
2014	2,078
2015	1,840
2016	554
2017	145
Thereafter	7
Total	$5,758

Estimated remaining amortization expense of $0.4 million, $1.2 million, $1.2 million, $0.4 million, and $0.1 million is expected to be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company's first quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three and six months ended June 30, 2013 and the year ended December 31, 2012.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis include the following as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013				December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$271,251	$271,251	$—	$—	$51,521	$51,521	$—	$—
At June 30, 2013 and December 31, 2012, cash equivalents of $271.3 million and $51.5 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
The convertible notes are shown in the accompanying consolidated balance sheets at its original issuance value, net of unamortized discount, and are not marked to market each period. The aggregate fair value of the convertible notes approximate the notes value as of June 30, 2013. The fair value of the convertible notes were estimated on the basis of quoted market prices of similar securities, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

6. DEBT
Senior Convertible Notes
In June 2013, the Company issued senior convertible notes (the “Notes”) raising gross proceeds of $253.0 million.
The Notes are governed by an Indenture, dated June 17, 2013 (“Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes will mature on July 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
The Notes are convertible at an initial conversion rate of 18.5046 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.04 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company's stock and a liquidation of the Company. Upon conversion, the Company will deliver cash for the principal amount, and the Company has the right to settle any amounts in excess of the principal in cash or shares.
Prior to April 1, 2018, the Notes are only convertible upon satisfaction of certain conditions as follows:

•
during any calendar quarter after September 30, 2013, if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events as defined in the Indenture.

Holders of the Notes may convert their Notes at anytime on or after April 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date.
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, upon a fundamental change and events of default including non-payment of interest or principal and other obligations under the Indenture.
In accounting for the Notes at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the $253.0 million of Notes, the Company recorded $214.3 million to debt and $38.7 million to additional paid-in capital.
The Company incurred transaction costs of approximately $7.3 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $6.2 million are deferred as an asset and amortized to interest expense over the term of the Notes. The transaction costs allocated to the equity component of $1.1 million were recorded to additional paid-in capital. The transaction costs allocated to the debt component were recorded as deferred offering costs in other noncurrent assets.
The net carrying amount of the liability component of the Notes as of June 30, 2013 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(38,471)
Net carrying value	$214,529
The following table presents the interest expense recognized related to the Notes for the three months ended June 30, 2013 (in thousands):

Contractual interest expense at 1.5% per annum	$137
Amortization of debt issuance costs	40
Accretion of debt discount	246
Total	$423
The net proceeds from the Notes were approximately $246.0 million after payment of the initial purchasers' offering expenses. The Company used approximately $49.5 million of the net proceeds of the Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company's sale of the Warrants also described below.
Note Hedges
Concurrent with the issuance of the Notes, the Company entered into note hedges (“Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $49.5 million for the Note Hedges. The Note Hedges cover approximately 4.7 million shares of the Company's common stock at a strike price of $54.04 per share, and are exercisable by the Company upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of the Company's common stock at the time of exercise is greater than the conversion price of the Notes.
Warrants
Separately, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire up to 4.7 million shares of the Company's common stock at a strike price of $80.06 per share (“Warrants”), subject to anti-dilution adjustments. The Company received proceeds of $23.2 million from the sale of the Warrants. The Warrants expire at various dates during 2018 and 2019. If the fair value per share of the Company's common stock exceeds the strike price of the Warrants, the Warrants will reduce diluted earnings per share to the extent that the calculation does not have an anti-dilutive effect.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges and the Warrants are not remeasured through earnings each reporting period.

Silicon Valley Bank
In November 2012, the Company amended its SVB Credit Facility to allow for additional loan advances up to an aggregate of $5.0 million for the purchase of equipment. In June 2013, concurrent with the issuance of the Notes, the Company repaid its total outstanding borrowings under the SVB Credit Facility in the amount of $3.0 million. The SVB Credit Facility was extinguished upon the June 2013 repayment.
Other Debt Arrangements

The Company entered into other debt arrangements with finance companies to finance the purchase of property and equipment and software. The total amounts outstanding under these arrangements were $1.2 million and $1.4 million as of June 30, 2013 and December 31, 2012, respectively.
7. STOCKHOLDERS’ EQUITY AND STOCK-BASED AWARDS
Stockholders’ Equity
During the six months ended June 30, 2013, additional paid-in capital increased by $24.2 million. The increase in additional paid-in capital was from proceeds received from the issuance of Warrants of $23.2 million, recording of the note discount of $38.7 million, exercises of stock options and warrants of $4.1 million, and stock-based compensation of $8.7 million offset by payments for the Note Hedges of $49.5 million and an allocation of the Note issuance costs of $1.1 million to equity.
Stock-Based Awards
The following table summarizes the stock option activity for the six months ended June 30, 2013 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	6,610	$12.49	8.2	$112,899
Granted	875	35.21
Exercised	(647)	6.39
Forfeited	(180)	23.85
Outstanding, June 30, 2013	6,658	$15.76	8.0	$183,399

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2013	2,932	$8.71	7.2	$101,430
Vested and expected to vest at June 30, 2013	6,552	15.67	8.0	181,041
Unrecognized compensation expense relating to stock options was $36.7 million at June 30, 2013, which is expected to be recognized over a weighted-average period of 2.5 years.
The aggregate grant date fair value of stock options granted during the six months ended June 30, 2013 was $15.3 million.

Restricted Stock Awards
In connection with the acquisition of Sonar, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the Company upon the acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is being recognized as compensation expense over the 2 year vesting period. As of June 30, 2013, 9,350 of the issued shares were vested.

Restricted Stock Units
At June 30, 2013, 441,323 shares of the Company’s common stock subject to unvested restricted stock units were outstanding. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $4.7 million at June 30, 2013, which is expected to be recognized as expense over the weighted-average period of 1.6 years.
Performance Based Options and Units
The Company recognized compensation expense related to performance based awards of $0.1 million and $0.1 million for the three and six months ended June 30, 2013. Unrecognized compensation expense related to nonvested performance based options and restricted stock units was $0.6 million at June 30, 2013, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 2.5 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of revenue	$472	$520	$900	$1,011
Sales and marketing expense	1,964	648	3,648	1,126
Research and development expense	428	196	751	340
General and administrative expense	1,483	1,118	3,047	2,504
Total	$4,347	$2,482	$8,346	$4,981

8. INCOME TAXES
The Company’s income tax benefit was approximately $0.1 million and $0.1 million and the effective income tax rate was 1.6% and 0.7% for the three and six months ended June 30, 2013, respectively, as compared to an income tax benefit of $0.3 and $0.3 million and the effective income tax rate of 3.9% and 1.5% for the three and six months ended June 30, 2012, respectively. The income tax benefit relates to the amortization of deferred tax liabilities assumed in connection with the Sonar acquisition partially offset by foreign and state income taxes. The Company’s effective tax rate differs from the statutory rate primarily due to the amortization of deferred tax liabilities assumed as part of the Sonar acquisition, the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
During the quarter ended June 30, 2013, in connection with the Notes and Note Hedges, the Company recorded a deferred tax liability of $15.7 million for the note discount and a deferred tax asset of $19.9 million for the Note Hedges with corresponding adjustments to additional paid-in capital. The net deferred tax asset of $4.2 million, was offset by a valuation allowance as realization is not more likely than not, which was also recorded in additional paid-in capital.
The Company has incurred annual losses since inception in the U.S. and U.K. As a result of these losses, the Company recorded valuation allowances on the net deferred tax assets of the Company’s U.S. and U.K. deferred tax assets and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2009 and 2008 for its U.S. federal income tax returns and state income tax returns, respectively. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Internal Revenue Service has selected for examination the U.S. federal income tax return for the year ended December 31, 2011.  The Company does not believe the examination will have a material impact on the Company's financial condition or results of operation. The Company believes it has adequately reserved for its uncertain tax positions; there is no assurance, however, that taxing authorities will not propose adjustments that are more or less than the Company's expected outcome. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.
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

Lease Commitments
During the six months ended June 30, 2013, the Company amended its Santa Monica office lease to increase its office space. Additional obligations under the amended lease are approximately $0.1 million for 2013, $0.6 million for 2014, $0.7 million for 2015, $0.7 million for 2016, $0.7 million for 2017, and $0.5 million for 2018. The Company also entered into various other operating lease agreements with obligations of approximately $0.2 million for 2013, $0.2 million for 2014, and $0.2 million for 2015 and thereafter.
Other Contractual Obligations
In June 2013, the Company issued senior convertible notes (the “Notes”) raising gross proceeds of $253.0 million. The Notes are governed by an Indenture, dated June 17, 2013, between the Company and U.S. Bank National Association, as trustee. The Notes will mature on July 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
Litigation
During 2012, the Company received an unfavorable ruling in arbitration related to an employment matter. Based on this ruling, the Company has estimated the probable loss for this matter, including both the award and estimated plaintiff attorneys' fees, to be approximately $2.3 million and accrued this amount within other current liabilities. The Company determined that insurance recovery for this loss is probable, and has recorded a related receivable in other current assets for this matter. In January 2013, the Company filed a motion to vacate the award, and the hearing has been scheduled for September 16, 2013. Based on the above, the Company believes this matter will not have a material adverse effect on the Company's business, operating results, cash flows and financial condition.
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
10. SUBSEQUENT EVENTS
During July and August 2013, the Compensation Committee of the Board of Directors granted stock options to purchase 685,468 shares of the Company's common stock at a weighted-average exercise price of $44.29 per share. The stock options vest over four years. During July 2013, the Compensation Committee of the Board of Directors granted 115,140 shares of the Company's common stock subject to restricted stock units which vest annually over four years.
On July 31, 2013, the Company entered into an agreement with a third party service provider whereby the Company has committed to provide implementation services. The commitments total approximately $0.3 million in 2013, $0.7 million in 2014, and $0.3 million in 2015.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solution; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solution; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing learning and talent management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering learning and talent management solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solution and alternatives to our solution, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
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
Our core solution is a comprehensive and integrated cloud-based suite consisting of four integrated clouds for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our core solution as well as third-party e-learning content for use with the solution. We target our sales and marketing efforts for these four integrated clouds to large and mid-sized clients with 500 or more employees, and our core solution can be used in multiple industry vertical segments. After the initial purchase of our core solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional clouds, broaden the deployment of the solution across their organizations and increase usage of the solution over time. We currently have over 1,400 clients who use our core solution to empower over 12 million users across 190 countries and 41 languages. The number of clients using our core solution has grown from 105 at December 31, 2007 to 481 at December 31, 2010, to 805 at December 31, 2011, to 1,237 at December 31, 2012 and to 1,411 at June 30, 2013.
In addition to our core solution, we also offer Cornerstone Small Business, or CSB, a cloud-based talent management solution that is targeted to clients with less than 500 employees. We also offer Cornerstone for Salesforce, a cloud-based talent management solution developed natively on the Salesforce.com platform which allows organizations to provide seamless access to sales enablement and just-in-time training from within Salesforce. The CSB and Cornerstone for Salesforce solutions did not have a significant impact on our financial results and key metrics for the three months ended June 30, 2013 and are not expected to have a significant impact for the year ending December 31, 2013. We currently do not include the number of clients and users of our CSB and Cornerstone for Salesforce solutions in our client and user key metrics as we believe the client and user count metrics for our core solution gives a better indication of our overall performance.
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
In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 31, 2007 and June 30, 2013, our number of users increased from 859,000 to over 12 million.
We generate most of our revenue from the sale of our solutions pursuant to multi-year client agreements. Our sales processes are typically competitive and sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We price our core solution based on the number of clouds purchased and the permitted number of users with access to each cloud. Client agreements for our core solution typically have terms of three years. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content.
We sell our solutions through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to continue to invest in our direct sales and distribution activities to address our market opportunity.
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our core solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our net revenue has grown to $44.3 million and $82.0 million for the three and six months ended June 30, 2013, respectively, from $26.7 million and $50.7 million for the three and six months ended June 30, 2012, respectively.
We have historically experienced seasonality in terms of when we enter into client agreements. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a large portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing in which we enter into agreements with new clients, the timing of when we invoice new clients, the timing in which we invoice existing clients for annual subscription periods, and the timing in which we recognize revenue. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.

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
Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Quarterly Report on Form 10-Q, such factors include:

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

Other Income (Expense)

•
Interest Expense. Interest expense consists primarily of interest expense from borrowings under our credit facility, our promissory notes and convertible debt; capital lease payments; accretion of debt discount; and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method. We expect our interest expense to increase significantly from accretion of debt discount, amortization of deferred financing costs and schedule interest costs as a result of our June 2013 issuance of $253 million of convertible notes.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the nature of various non-operating expenses.

Income Tax Provision
The income tax provision is related to certain foreign and state income taxes, and the amortization of deferred tax liabilities assumed as part of the Sonar acquisition which occurred in 2012. As we have incurred operating losses in the U.S. and U.K. in all annual periods to date and recorded a full valuation allowance against our U.S. and U.K. net deferred tax assets, we have not historically recorded a provision for U.S. and U.K. income taxes. Certain foreign subsidiaries and branches of ours provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 1, 2013.

As of June 30, 2013, there have been no material changes to our critical accounting policies since December 31, 2012.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenue	$44,346	$26,718	$82,003	$50,720
Cost of revenue	13,164	7,890	24,416	14,734
Gross profit	31,182	18,828	57,587	35,986
Operating expenses:
Sales and marketing	26,274	17,422	49,284	33,659
Research and development	5,232	3,431	9,651	6,524
General and administrative	7,530	5,792	16,096	11,746
Amortization of acquired intangibles	251	237	502	237
Total operating expenses	39,287	26,882	75,533	52,166
Loss from operations	(8,105)	(8,054)	(17,946)	(16,180)
Other income (expense):
Interest income (expense)	(505)	(94)	(584)	(237)
Other, net	(209)	(420)	(222)	(181)
Loss before income tax benefit	(8,819)	(8,568)	(18,752)	(16,598)
Income tax benefit	136	334	135	252
Net loss	$(8,683)	$(8,234)	$(18,617)	$(16,346)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Revenue and Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2013	2012	2013	2012
Revenue (in thousands)	$44,346	$26,718	$82,003	$50,720
Bookings (in thousands)	$48,852	$31,534	$84,791	$55,493
Number of clients	1,411	1,001	1,411	1,001
Number of users (in thousands)	12,259	9,404	12,259	9,404

Revenue increased $17.6 million, or 66%, for the three months ended June 30, 2013 as compared to the same period in 2012. The increase was primarily the result of a $15.6 million increase in revenue from existing clients, that is, revenue from client agreements that were entered into prior to April 1, 2013. In addition, revenue increased by $2.0 million from the acquisition of new clients during the three months ended June 30, 2013.
Revenue generated in the United States was $31.4 million, or 71%, of total revenue for the three months ended June 30, 2013 as compared to $18.5 million, or 69%, for the same period in 2012, a 70% increase. Revenue generated outside of the United States was $12.9 million, or 29%, of total revenue for the three months ended June 30, 2013 as compared to $8.2 million, or 31%, for the same period in 2012, a 57% increase.

Revenue increased $31.3 million, or 62%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in revenue was primarily the result of $24.2 million increase in revenue from existing clients and a $7.1 million increase in revenue resulting from the acquisition of new clients during the six months ended June 30, 2013, as compared to revenue in the six months ended June 30, 2012 from existing clients at that period and new client acquisitions during that period, respectively.
Revenue generated in the United States was $57.6 million, or 70%, of total revenue for the six months ended June 30, 2013 as compared to $35.3 million, or 70%, for the same period in 2012, resulting in a 63% increase. Revenue generated outside of the United States was $24.4 million, or 30%, of total revenue for the six months ended June 30, 2013 as compared to $15.4 million, or 30%, for the same period in 2012, resulting in a 59% increase.
Bookings increased 55% and 53%, respectively, for the three and six months ended June 30, 2013 as compared to the same periods in 2012, reflecting the increase in deferred revenue at June 30, 2013 from March 31, 2013 compared to the same period in 2012, and an increase in deferred revenue at June 30, 2013 from December 31, 2012 compared to June 30, 2012 from December 31, 2011. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue which is generally based on proportional performance over the period the services are performed.
Our number of clients grew 41% at June 30, 2013 compared to June 30, 2012. Our number of users increased 30% at June 30, 2013 compared to June 30, 2012.
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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended June 30, 2013
Revenue		$44,346
Deferred revenue at March 31, 2013	$90,534
Deferred revenue at June 30, 2013	95,040
Change in deferred revenue		4,506
Bookings		$48,852
	Deferred Revenue Balance	Three Months Ended June 30, 2012
Revenue		$26,718
Deferred revenue at March 31, 2012	$55,837
Deferred revenue at June 30, 2012	60,653
Change in deferred revenue		4,816
Bookings		$31,534

	Deferred Revenue Balance	Six Months Ended June 30, 2013
Revenue		$82,003
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at June 30, 2013	95,040
Change in deferred revenue		2,788
Bookings		$84,791
	Deferred Revenue Balance	Six Months Ended June 30, 2012
Revenue		$50,720
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at June 30, 2012	60,653
Change in deferred revenue		4,773
Bookings		$55,493
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
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Cost of revenue	$13,164	$7,890	$24,416	$14,734
Gross profit	$31,182	$18,828	$57,587	$35,986
Gross margin	70%	71%	70%	71%
Cost of revenue increased $5.3 million, or 67%, for the three months ended June 30, 2013 as compared to the same period in 2012. The increase in cost of revenues related to $2.0 million in outsourced consulting services as we used more third parties to perform services on our behalf, and $1.7 million in increased employee-related costs due to higher headcount, in each case to service our existing clients and support our continued growth. The remaining increase relates to other various costs associated with generating revenues from our clients.
Cost of revenue increased $9.7 million, or 66%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase in cost of revenue related to $4.1 million in increased employee-related costs due to higher headcount and $2.7 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. The remaining increase relates to other various direct costs associated with generating revenues from our clients.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$26,274	$17,422	$49,284	$33,659
Percent of revenue	59%	65%	60%	66%
Sales and marketing expenses increased $8.9 million, or 51%, for the three months ended June 30, 2013 as compared to the same period in 2012. The increase was a result of the growth of our sales force and increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2013 increased compared to June 30, 2012, contributing to an increase in employee-related costs of $5.1 million. In addition, we incurred increased costs associated with marketing programs and events of $1.4 million, increased travel costs associated with our direct sales teams of $1.0 million, and increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.5 million. The absolute dollar increase of sales and marketing expenses are expected to increase with the growth of our company.
Sales and marketing expenses increased $15.6 million, or 46%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase was a result of the growth of our sales force and increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2013 increased compared to June 30, 2012, contributing to an increase in employee-related costs of $9.9 million. In addition, we incurred increased costs associated with marketing programs and events of $2.0 million, increased travel costs associated with our direct sales teams of $1.7 million, and increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $0.8 million. The absolute dollar increase of sales and marketing expenses are expected to increase with the growth of our company.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Research and development	$5,232	$3,431	$9,651	$6,524
Percent of revenue	12%	13%	12%	13%
Research and development expenses increased by $1.8 million, or 52%, for the three months ended June 30, 2013 as compared to the same period in 2012. The increase was a result of our continued investment in research and development headcount at June 30, 2013 compared to June 30, 2012 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $1.4 million. The remaining increase relates to allocated overhead costs.
Research and development expenses increased by $3.1 million, or 48%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase was a result of our continued investment in research and development headcount at June 30, 2013 compared to June 30, 2012 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $2.6 million. The remaining increase relates to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solution, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $1.8 million and $1.9 million of software development costs and amortized $1.0 million and $0.7 million in the three months ended June 30, 2013 and June 30, 2012, respectively, and capitalized $3.7 million and $3.1 million and amortized $1.9 million and $0.6 million in the six months ended June 30, 2013 and June 30, 2012, respectively.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$7,530	$5,792	$16,096	$11,746
Percent of revenue	17%	22%	20%	23%
General and administrative expenses increased by $1.7 million, or 30%, for the three months ended June 30, 2013 as compared to the same period in 2012. The increase was driven by higher costs to support our growing business. We incurred increased employee-related costs of $1.1 million as a result of increased headcount and stock-based compensation awards between June 30, 2012 and June 30, 2013. In addition, we incurred increased software license subscription fees of $0.5 million. The absolute dollar increase of general and administrative expenses are expected to increase with the growth of our company.
General and administrative expenses increased by $4.4 million, or 37%, for the six months ended June 30, 2013 as compared to the same period in 2012. The increase was driven by higher employee-related costs and to support our growing business. We incurred increased employee-related costs of $2.1 million as a result of increased headcount and stock-based compensation awards between June 30, 2012 and June 30, 2013. In addition, we incurred increased software license subscription fees of $0.9 million, and increased travel and entertainment expenses of $0.3 million.
Amortization of certain acquired intangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Amortization of certain acquired intangible assets	$251	$237	$502	$237
Amortization of acquired intangibles remained consistent for the three months ended June 30, 2013, as compared to the same period in 2012. Amortization of acquired intangibles increased by $0.3 million, or 112% for the six months ended June 30, 2013, as compared to the same period in 2012 due to the amortization of intangible assets acquired through the April 2012 acquisition of Sonar Limited.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2013 (in thousands):

2013	$1,134
2014	2,078
2015	1,840
2016	554
2017	145
Thereafter	7
Total	$5,758
Estimated remaining amortization expense of $0.4 million, $1.2 million, $1.2 million, $0.4 million, and $0.1 million will be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest expense	$(505)	$(94)	(584)	(237)
Other, net	(209)	(420)	(222)	(181)
Total	$(714)	$(514)	$(806)	$(418)
Interest expense for the three months ended June 30, 2013 increased by $0.4 million as compared to the same period in 2012 due to accretion of debt discount and the amortization of debt issuance costs of $0.3 million and interest expense of $0.1 million for the convertible notes issued in June 2013. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Interest expense for the six months ended June 30, 2013 increased by $0.3 million as compared to the same period in 2012 due to accretion of debt discount and the amortization of debt issuance costs of $0.3 million and interest expense of $0.1 million for the convertible notes in June 2013.
Other, net is comprised of foreign exchange gains and losses. Foreign exchange gains and losses for the three and six months ended June 30, 2013 and 2012, respectively, were primarily related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar. The foreign exchange gains and losses are mainly attributable to unrealized foreign exchange gains and losses on intercompany loans and other monetary accounts and realized gains and losses on transactions recorded in foreign currencies. During the three months ended June 30, 2013, we had unrealized foreign exchange losses of $0.3 million, offset by realized gains of $0.1 million, as compared to unrealized losses of $0.4 million partially offset by realized gains of

$50,000 in the same period in 2012. During the six months ended June 30, 2013, we had unrealized losses of $0.6 million, partially offset by realized gains of $0.3 million, as compared to unrealized losses of $0.2 million in the same period in 2012.
Income Tax Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income tax benefit	$136	$334	$135	$252
For the three and six months ended June 30, 2013, we recorded an income tax benefit related to the amortization of deferred tax liabilities assumed in connection with the Sonar acquisition partially offset by foreign income taxes.
We have incurred operating losses in the U.S. and U.K. in all annual periods to date and have recorded a full valuation allowance against our U.S. and U.K. net deferred tax assets and, therefore, have not recorded a provision for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. Realization of any of our deferred tax assets depends upon future earnings, the timing and amount of which are uncertain.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes will mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the convertible notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of June 30, 2013.
At June 30, 2013, our principal sources of liquidity were $290.3 million of cash and cash equivalents and $44.1 million of accounts receivable.
Our cash flows from operating activities have historically been significantly impacted by the contractual payment terms and patterns of client agreements, as well as our investments in sales and marketing and research and development to drive our business growth.
We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents, will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, the continuing market acceptance of our solution. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or utilize our cash resources.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2013	2012
Net cash used in operating activities	$(1,114)	$(2,360)
Net cash used in investing activities	(5,791)	(15,078)
Net cash provided by (used in) financing activities	221,022	(884)
Net Cash Used in Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities of $1.1 million in the six months ended June 30, 2013 was a result of the continued growth of our business and our continued investments for further growth. In the six months ended June 30, 2013, $13.3 million, or 71%, of our net loss of $18.6 million consisted of non-cash items, including $8.3 million of stock-based compensation and $4.4 million of depreciation and amortization.
Cash used in operating activities in the six months ended June 30, 2013 also included a $3.2 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, a $1.8 million increase in deferred commissions due to increased sales during the period, and a $1.4 million decrease in accrued liabilities primarily due to the timing of payments. Cash used in operating activities was partially offset by a $4.2 million increase in deferred revenue due to increased billings during the six months ended June 31, 2013, an increase in accounts payable of $3.9 million attributable to increased expenses associated with our growth, and a $2.5 million decrease in accounts receivable due to the receipt of payments from our clients mainly the result of higher billings in the fourth quarter of 2012 due to the seasonality of our business.
Cash used in operating activities of $2.4 million in the six months ended June 30, 2012 was a result of our continued significant investments in headcount, increased expenses incurred as a result of operating as a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the six months ended June 30, 2012, $7.9 million, or 48%, of our net loss of $16.3 million consisted of non-cash items, including $5.0 million of stock-based compensation, and $3.0 million of depreciation and amortization.
Cash used in operating activities in the six months ended June 30, 2012 also included a $0.6 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, and a $0.4 million decrease in accrued liabilities primarily due to the timing of payments. Cash used in operating activities was partially offset by a $4.3 million increase in deferred revenue due to increased billings during the six months ended June 30, 2012, a $2.0 million decrease in accounts receivable attributable to the receipt of payments from our clients mainly the result of higher billings in the fourth quarter of 2011 due to the seasonality of our business, and an increase in accounts payable of $0.6 million attributable to increased expenses associated with our growth and an increase in other liabilities of $0.4 million.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $5.8 million of cash in investing activities in the six months ended June 30, 2013, primarily due to $3.4 million of investments in our capitalized software and $2.4 million in purchases of additional equipment during the period.
We used $15.1 million of cash in investing activities in the six months ended June 30, 2012, primarily due to our acquisition of Sonar Limited of $12.4 million, $2.5 million of investments in our capitalized software, and $0.2 million in purchases of additional equipment during the period.

Net Cash Provided by (Used in) Financing Activities
Cash provided by financing activities of $221.0 million in the six months ended June 30, 2013 was primarily due to proceeds from our convertible notes of $246.0 million and proceeds from the issuance of warrants of $23.2 million, and proceeds from stock option exercises of $4.1 million. These proceeds were partially offset by our payment for the convertible note hedges of $49.5 million and repayment of our credit facility of $3.8 million.
Cash used in financing activities of $0.9 million in the six months ended June 30, 2012 was primarily due to debt repayment of $1.0 million, and payments of $0.9 million on our capital lease and financing obligations, partially offset by $1.0 million in proceeds from stock option exercises and common stock warrant exercises.
Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2013 except for the following: during the six months ended June 30, 2013, we amended our office lease with Water Garden Realty Holding LLC increasing our obligation by approximately $0.1 million for 2013, $0.6 million for 2014, $0.7 million for 2015, $0.7 million for 2016, $0.7 million for 2017, and $0.5 million for 2018. We also entered into various other operating lease agreements with obligations of approximately $0.2 million for 2013, $0.2 million for 2014, and $0.2 million for 2015 and thereafter. Additionally in June 2013, we issued senior convertible notes (the “Notes”) raising gross proceeds of $253.0 million. The Notes are governed by an Indenture, dated June 17, 2013, between us and U.S. Bank National Association, as trustee. The Notes will mature on July 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
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
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments that are highly liquid and readily convertible into cash and that mature within three months from the date of purchase. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At June 30, 2013, we had cash and cash equivalents of $290.3 million, which primarily consisted of money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2013, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $3.2 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $8.7 million, $18.6 million, $31.4 million, $63.9 million, and $48.4 million for the three and six months ended June 30, 2013, and years ended December 31, 2012, 2011 and 2010, respectively. At June 30, 2013, our accumulated deficit was $214.7 million and total stockholders’ equity was $52.9 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 750 employees on December 31, 2012 to 881 employees on June 30, 2013. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, New Zealand, Spain and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “—As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” And “We currently have a limited number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.”
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our auditors also need to audit the effectiveness of our internal control over financial reporting. These assessments will need to include disclosure of any material weaknesses in our internal control over financial reporting.
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
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive, do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
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
We intend to continue to make investments to support our business growth and may seek additional funds to respond to business challenges, including the need to develop new features or enhance our existing solutions, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

Fbility to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.
Conversion of our convertible notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.
The conversion of some or all of our convertible notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. Any sales in the public market of the common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
The conditional conversion feature of the notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the notes is triggered, holders of notes will be entitled to convert the notes at any time during specified periods at their option. If one or more holders elect to convert their notes, we would be required to settle a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the notes, may have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, which we refer to as FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.
In addition, convertible debt instruments (such as the notes) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of the notes, then our diluted earnings per share would be adversely affected.
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
We currently have foreign sales denominated in Australian Dollars, Canadian Dollars, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Canadian Dollars, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, New Zealand Dollars, and Swedish Krona. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.
At June 30, 2013, we had $290.3 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.
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
Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $48.49 per share and an intra-day trading low of $11.50 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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
As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting and corporate governance requirements. These requirements include compliance with Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the SEC and the NASDAQ Global Market. If these requirements divert our management’s attention from other business concerns, they could have a material adverse effect on our business, prospects, financial condition and operating results. In addition, complying with these rules and regulations has substantially increased our legal and financial compliance expenses, has made some activities more time-consuming and costly, and may in the future require us to reduce costs in other areas of our business or increase the prices of our solutions, which could negatively impact our business.
Our principal stockholders have a controlling influence over our business affairs and may make business decisions with which our stockholders disagree and which may adversely affect the value of our stockholders’ investment.
As of June 30, 2013, our executive officers and directors beneficially owned, in the aggregate, approximately 18% of our outstanding common stock. As a result, if some of these persons or entities act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.

The issuance of additional stock in connection with acquisitions, our stock incentive plans, warrants or otherwise will dilute all other stockholdings.
Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. For example, in our acquisition of Sonar Limited, we issued an aggregate of 46,694 shares of our common stock. Any issuance of shares in connection with our acquisitions, the exercise of stock options or warrants, the vesting of restricted stock units or otherwise would dilute the percentage ownership held by existing investors.
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
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
Our initial public offering of common stock was effected through a Registration Statement on Form S-1 (File No. 333-169621) that was declared effective by the SEC on March 16, 2011.
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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Adam L. Miller
Adam L. Miller
President and Chief Executive Officer
Date: August 7, 2013

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
10.1*	Description of 2013 Executive Bonus Plan.	8-K	001-35098	n/a	April 30, 2013
10.2*	2013 Sales Commission Plan between the Registrant and David J. Carter.
10.3*	2013 Sales Commission Plan between the Registrant and Vincent Belliveau.
10.4*	Form of Change of Control Severance Agreement between the Registrant and each of Mark Goldin, David Carter and Kirsten Maas Helvey.
10.5	Form of Convertible Bond Hedge Confirmation.	8-K	001-35098	10.2	June 17, 2013
10.6	Form of Warrant Confirmation.	8-K	001-35098	10.3	June 17, 2013
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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