Form 10-Q
period 2013-09-30
Cornerstone OnDemand Inc
filed 2013-11-06
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 1, 2013
Common Stock	52,031,735

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

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$89,641	$76,442
Short-term investments	142,096	—
Accounts receivable, net	55,612	47,528
Deferred commissions	12,436	9,354
Prepaid expenses and other current assets	13,094	8,249
Total current assets	312,879	141,573
Capitalized software development costs, net	9,572	7,007
Property and equipment, net	12,014	7,947
Long-term investments	58,813	—
Intangible assets, net	5,195	6,887
Goodwill	8,193	8,193
Other assets, net	6,129	227
Total Assets	$412,795	$171,834
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$7,237	$4,849
Accrued expenses	17,210	14,986
Deferred revenue, current portion	106,799	87,759
Capital lease obligations, current portion	1,124	1,643
Debt, current portion	514	916
Other liabilities	4,245	3,885
Total current liabilities	137,129	114,038
Convertible notes, net	216,236	—
Other liabilities, non-current	3,418	3,592
Deferred revenue, net of current portion	2,413	4,493
Capital lease obligations, net of current portion	357	1,227
Other long-term debt, net of current portion	534	1,836
Total liabilities	360,087	125,186
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 51,942 and 50,689 shares issued and outstanding at September 30, 2013 and December 31, 2012	5	5
Additional paid-in capital	278,214	242,767
Accumulated deficit	(225,712)	(196,041)
Accumulated other comprehensive income (loss)	201	(83)
Total stockholders’ equity	52,708	46,648
Total Liabilities and Stockholders’ Equity	$412,795	$171,834

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenue	$48,270	$30,768	$130,273	$81,488
Cost of revenue	13,644	9,135	38,060	23,869
Gross profit	34,626	21,633	92,213	57,619
Operating expenses:
Sales and marketing	28,601	18,624	77,885	52,283
Research and development	5,716	4,101	15,367	10,625
General and administrative	8,261	6,600	24,357	18,346
Amortization of certain acquired intangible assets	251	251	753	488
Total operating expenses	42,829	29,576	118,362	81,742
Loss from operations	(8,203)	(7,943)	(26,149)	(24,123)
Other income (expense):
Interest income	151	—	152	—
Interest expense	(2,977)	(121)	(3,562)	(358)
Other, net	79	139	(143)	(42)
Other income (expense), net	(2,747)	18	(3,553)	(400)
Loss before income tax (provision) benefit	(10,950)	(7,925)	(29,702)	(24,523)
Income tax (provision) benefit	(104)	298	31	550
Net loss	$(11,054)	$(7,627)	$(29,671)	$(23,973)
Net loss per share, basic and diluted	$(0.21)	$(0.15)	$(0.58)	$(0.48)
Weighted average common shares outstanding, basic and diluted	51,544	50,163	51,164	49,755

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(11,054)	$(7,627)	$(29,671)	$(23,973)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	(547)	(271)	171	(269)
Net change in unrealized gains (losses) on investments	113	—	113	—
Other comprehensive income (loss), net of tax	(434)	(271)	284	(269)
Total comprehensive loss	$(11,488)	$(7,898)	$(29,387)	$(24,242)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(29,671)	$(23,973)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,997	4,939
Accretion of debt discount and amortization of debt issuance costs	2,267	106
Purchased investment premium, net of amortization	(3,031)	—
Unrealized foreign exchange loss (gain)	375	(37)
Stock-based compensation expense	14,263	8,297
Deferred income taxes	(350)	(652)
Changes in operating assets and liabilities:
Accounts receivable	(8,045)	(10,058)
Deferred commissions	(3,041)	(572)
Prepaid expenses and other assets	(4,249)	(3,408)
Accounts payable	3,011	1,656
Accrued expenses	2,308	1,124
Deferred revenue	16,562	15,743
Other liabilities	540	3,042
Net cash used in operating activities	(2,064)	(3,793)
Cash flows from investing activities:
Purchases of investment securities	(203,959)	—
Maturities and sales of investment securities	5,459	—
Purchases of property and equipment	(6,467)	(347)
Capitalized software costs	(4,987)	(3,662)
Cash paid for acquisition, net of cash acquired	—	(12,428)
Net cash used in investing activities	(209,954)	(16,437)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	245,664	—
Payments for convertible note hedges	(49,537)	—
Proceeds from the issuance of warrants	23,225	—
Proceeds from issuance of debt	1,914	—
Repayment of debt	(3,901)	(1,250)
Principal payments under capital lease obligations	(1,389)	(1,396)
Proceeds from stock option and warrant exercises	9,238	1,983
Net cash provided by (used in) financing activities	225,214	(663)
Effect of exchange rate changes on cash and cash equivalents	3	(24)
Net increase (decrease) in cash and cash equivalents	13,199	(20,917)
Cash and cash equivalents at beginning of period	76,442	85,409
Cash and cash equivalents at end of period	$89,641	$64,492
Supplemental cash flow information:
Cash paid for interest	$209	$257
Cash paid for income taxes	$457	$84
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$88	$2,833
Common stock issued for business acquisition	$—	$335
Capitalized assets financed by accounts payable	$150	$844
Capitalized stock-based compensation	$639	$380
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
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Auckland, Hong Kong, London, Mumbai, Munich, Madrid, Paris, Rome, Sydney, Tel Aviv, and Tokyo.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of the interim periods presented. Results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013, for any other interim period or for any other future year.
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
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update amending the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by significant component. The new standard is effective prospectively for reporting periods beginning after December 15, 2012. The new guidance is not expected to have a significant impact on the Company’s disclosures and does not have an impact on the Company’s results of operations or financial position.
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
In July 2013, the FASB issued a new accounting standards update amending the guidance related to the presentation of unrecognized tax benefits. The accounting standards update states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new standard is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The new guidance will not have a significant impact on the Company’s results of operations or financial position.
2. BUSINESS ACQUISITION
On April 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Sonar Limited (“Sonar”), a New Zealand based SaaS talent management vendor serving small businesses worldwide.
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations for the nine months ended September 30, 2012 as if the Sonar acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
	Actual	Pro Forma
Revenue	$130,273	$82,491
Net loss	$(29,671)	$(23,655)
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
3. NET LOSS PER SHARE
The following table presents our basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(11,054)	$(7,627)	$(29,671)	$(23,973)
Weighted-average shares of common stock outstanding	51,544	50,163	51,164	49,755
Net loss per share – basic and diluted	$(0.21)	$(0.15)	$(0.58)	$(0.48)
At September 30, 2013 and 2012, anti-dilutive shares excluded from the calculation of diluted net loss per share were (in thousands):

	September 30,
	2013	2012
Options to purchase common stock and restricted stock units	7,716	7,059
Convertible notes	4,682	—
Common stock warrants	4,682	—
Shares issued for purchase consideration held in escrow	—	16
Common stock subject to repurchase right	—	15
Other restricted common stock	22	31
Total shares excluded from net loss per share	17,102	7,121
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. See Note 7 of the Notes to Condensed Consolidated Financial Statements.
4. INVESTMENTS
The Company’s investments in available-for-sale marketable securities are made within the guidelines of its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principle objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
 The following is a summary of investments, including cash equivalents, as of September 30, 2013 (in thousands):

	September 30, 2013
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$69,066	$—	$—	$69,066
Corporate bonds	79,288	81	(2)	79,367
Agency bonds	121,508	44	(10)	121,542
	$269,862	$125	$(12)	$269,975
The Company’s investment in marketable securities had a weighted-average maturity date of approximately eight months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of September 30, 2013.
5. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(1,412)	$2,388	$3,800	$(700)	$3,100
Customer relationships	2,400	(892)	1,508	2,400	(441)	1,959
Domains/trademarks/tradenames	320	(238)	82	320	(118)	202
Software license rights	1,654	(685)	969	1,654	(459)	1,195
Non-compete agreements	610	(362)	248	610	(179)	431
Total	$8,784	$(3,589)	$5,195	$8,784	$(1,897)	$6,887
Total amortization expense from finite-lived intangible assets was $0.6 million and $1.7 million for the three and nine months ended September 30, 2013, respectively, and $0.6 million and $1.1 million for the three and nine months ended September 30, 2012, respectively. Amortization expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, and $0.3 million and $0.7 million for the three and nine months ended September 30, 2012, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.

The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2013 (in thousands):

2013	$571
2014	2,078
2015	1,840
2016	554
2017	145
Thereafter	7
Total	$5,195

Estimated remaining amortization expense of $0.3 million, $1.2 million, $1.2 million, $0.4 million, and $0.2 million is expected to be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company's third quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three and nine months ended September 30, 2013 and the year ended December 31, 2012.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013				December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$69,066	$69,066	$—	$—	$51,521	$51,521	$—	$—
Corporate bonds	79,367	—	79,367	—	—	—	—	—
Agency bonds	121,542	—	121,542	—	—	—	—	—
	$269,975	$69,066	$200,909	$—	$51,521	$51,521	$—	$—
At September 30, 2013 and December 31, 2012, cash equivalents of $69.1 million and $51.5 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of September 30, 2013, corporate and agency bonds were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of September 30, 2013, no adjustments were made to such pricing information.
Senior Convertible Notes

The convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not marked to market each period. The approximate fair value of our convertible notes as of September 30, 2013 was $302.1 million. The fair value of the convertible notes were estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

7. DEBT
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
The holders of the Notes may require the Company to repurchase all or a portion of their Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus accrued and unpaid interest, upon a fundamental change and events of default, including non-payment of interest or principal and other obligations under the Indenture.
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

The net carrying amount of the liability component of the Notes as of September 30, 2013 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(36,764)
Net carrying value	$216,236
The following table presents the interest expense recognized related to the Notes for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Contractual interest expense at 1.5% per annum	$949	$—	$1,086	$—
Amortization of debt issuance costs	274	—	314	—
Accretion of debt discount	1,707	—	1,953	—
Total	$2,930	$—	$3,353	$—
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
Warrants
Separately and concurrently, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire up to 4.7 million shares of the Company's common stock at a strike price of $80.06 per share (“Warrants”), subject to anti-dilution adjustments. The Company received proceeds of $23.2 million from the sale of the Warrants. The Warrants expire at various dates during 2018 and 2019. If the fair value per share of the Company's common stock exceeds the strike price of the Warrants, the Warrants will reduce diluted earnings per share to the extent that the calculation does not have an anti-dilutive effect.
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
Other Debt Arrangements

The Company has other debt arrangements with finance companies to finance the purchase of property and equipment and software. The total amounts outstanding under these arrangements were $1.0 million and $1.4 million as of September 30, 2013 and December 31, 2012, respectively.

8. STOCKHOLDERS’ EQUITY AND STOCK-BASED AWARDS
Stockholders’ Equity
During the nine months ended September 30, 2013, additional paid-in capital increased by $35.4 million. The increase in additional paid-in capital was from proceeds received from the issuance of Warrants of $23.2 million, recording of the note discount of $38.7 million, exercises of stock options and warrants of $9.2 million, and stock-based compensation of $14.9 million offset by payments for the Note Hedges of $49.5 million and an allocation of the Note issuance costs of $1.1 million to equity.
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2013 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	6,610	$12.49	8.2	$112,899
Granted	2,028	42.11
Exercised	(1,209)	7.63
Forfeited	(249)	25.42
Outstanding, September 30, 2013	7,180	$21.22	8.2	$217,164

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at September 30, 2013	2,847	$9.84	7.1	$118,442
Vested and expected to vest at September 30, 2013	7,070	21.11	8.2	214,568
Unrecognized compensation expense relating to stock options was $57.1 million at September 30, 2013, which is expected to be recognized over a weighted-average period of 2.7 years.
The aggregate grant date fair value of stock options granted during the nine months ended September 30, 2013 was $42.5 million.
Restricted Stock Awards
In connection with the acquisition of Sonar in 2012, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the Company upon the acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is being recognized as compensation expense over the 2 year vesting period. As of September 30, 2013, 9,350 of the issued shares were vested.

Restricted Stock Units
At September 30, 2013, 535,530 shares of the Company’s common stock subject to unvested restricted stock units were outstanding. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $8.7 million at September 30, 2013, which is expected to be recognized as expense over the weighted-average period of 1.9 years.

Performance Based Options and Restricted Stock Units
The Company recognized compensation expense related to performance based awards of $0.1 million and $0.2 million for the three and nine months ended September 30, 2013, respectively. Unrecognized compensation expense related to unvested performance based options and restricted stock units was $0.5 million at September 30, 2013, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 2.3 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of revenue	$601	$294	$1,501	$1,305
Sales and marketing expense	2,911	1,118	6,559	2,244
Research and development expense	610	258	1,361	598
General and administrative expense	1,795	1,646	4,842	4,150
Total	$5,917	$3,316	$14,263	$8,297

9. INCOME TAXES
The Company’s income tax provision was approximately $0.1 million with an effective income tax rate of 0.9% for the three months ended September 30, 2013. The Company had an insignificant tax benefit for the nine months ended September 30, 2013. This compares to an income tax benefit of $0.3 million and $0.6 million and effective income tax rates of 3.8% and 2.2% for the three and nine months ended September 30, 2012, respectively. The income tax provision is offset by the benefits related to the amortization of deferred tax liabilities assumed in connection with the Sonar acquisition, partially offset by foreign and state income taxes. The Company’s effective tax rate differs from the statutory rate primarily due to the amortization of deferred tax liabilities assumed as part of the Sonar acquisition, the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
As a result of historical losses in the U.S. and U.K., the Company recorded valuation allowances on the net deferred tax assets of the Company’s U.S. and U.K. deferred tax assets and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
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
10. COMMITMENTS AND CONTINGENCIES
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

Lease Commitments
During the nine months ended September 30, 2013, the Company amended its Santa Monica office lease to increase its office space. Additional obligations under the amended lease are approximately $0.1 million for 2013, $0.6 million for 2014, $0.7 million for 2015, $0.7 million for 2016, $0.7 million for 2017, and $0.5 million for 2018. The Company has also entered into various other operating lease agreements with obligations of approximately $0.1 million for 2013, $0.4 million for 2014, $0.6 million for 2015, $0.7 million for 2016, and $1.1 million for 2017 and thereafter.
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
11. SUBSEQUENT EVENTS
During October and November 2013, the Compensation Committee of the Board of Directors granted stock options to purchase 218,705 shares of the Company's common stock at a weighted-average exercise price of $49.80 per share. The stock options vest over four years. During October and November 2013, the Compensation Committee of the Board of Directors granted 6,000 shares of the Company's common stock subject to restricted stock units which vest annually over four years.
During October 2013, the Company entered into operating leases with commitments of approximately $0.3 million in 2014, $0.3 million in 2015, $0.3 million in 2016, $0.3 million in 2017, and $0.3 million thereafter.
During November 2013, the Company amended an agreement with one of its third party service providers, whereby the Company has committed to provide certain dollar amounts of professional service projects related to implementation and other services for clients of the Company. The amendment increased the contractual commitment amount by $4.0 million in 2015.

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
Our core solution is a comprehensive and integrated cloud-based suite consisting of four integrated clouds for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our core solution as well as third-party e-learning content for use with the solution. We target our sales and marketing efforts for these four integrated clouds to large and mid-sized clients with 500 or more employees, and our core solution can be used in multiple industry vertical segments. After the initial purchase of our core solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional clouds, broaden the deployment of the solution across their organizations and increase usage of the solution over time. We currently have over 1,500 clients who use our core solution to empower approximately 12.9 million users across 190 countries and 41 languages. The number of clients using our core solution has grown from 105 at December 31, 2007 to 481 at December 31, 2010, to 805 at December 31, 2011, to 1,237 at December 31, 2012 and to 1,505 at September 30, 2013.
In addition to our core solution, we also offer Cornerstone Small Business, or CSB, a cloud-based talent management solution that is targeted to clients with less than 500 employees. We also offer Cornerstone for Salesforce, a cloud-based talent management solution developed natively on the Salesforce.com platform, which allows organizations to provide seamless access to sales enablement and just-in-time training from within Salesforce. The CSB and Cornerstone for Salesforce solutions did not have a significant impact on our financial results and key metrics for the three and nine months ended September 30, 2013 and are not expected to have a significant impact for the year ending December 31, 2013. We currently do not include the number of clients and users of our CSB and Cornerstone for Salesforce solutions in our client and user key metrics as we believe the client and user count metrics for our core solution gives a better indication of our overall performance.
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
In response to these positive trends, we raised our first round of institutional venture capital in May 2007. We used this capital to serve clients across multiple industries, geographies and enterprise types by increasing the number of our direct sales personnel, both domestically and internationally, and by expanding our indirect channels through distribution relationships. Between December 31, 2007 and September 30, 2013, the number of users using our core solution increased from 859,000 to approximately 12.9 million.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our core solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $48.3 million and $130.3 million for the three and nine months ended September 30, 2013, respectively, from $30.8 million and $81.5 million for the three and nine months ended September 30, 2012, respectively.
We have historically experienced seasonality in terms of when we enter into client agreements. We sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a large portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new clients, the timing of when we invoice new clients, the timing of when we invoice existing clients for annual subscription periods, and the timing of when we recognize revenue. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
We believe the market for talent management remains large and underpenetrated, providing us with significant growth opportunities. We expect businesses and other organizations to continue to increase their spending on talent management solutions in order to maximize the productivity of their employees, manage changing workforce demographics and ensure compliance with global regulatory requirements. Historically, many of these software solutions have been human resource applications running on hardware located on organizations’ premises. However, we believe that just as organizations have increasingly chosen SaaS solutions for business applications such as sales force management, they are also increasingly adopting SaaS talent management solutions.
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we continue to improve the existing functionality for our solutions. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of both our growth. In addition, to the extent that we make additional strategic acquisitions in the future, like our acquisition of Sonar, our investments in operations may increase.
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

•
Revenue. We generally recognize subscription revenue over the contract period, and as a result of our revenue recognition policy and the seasonality of when we enter into new client agreements, revenue from client agreements signed in the current period may not be fully reflected in the current period. As a result, revenue increases period over period are primarily from contracts that existed prior to the beginning of that period.

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

•
Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions for a specified period of time, typically three years for our core solution or monthly, annual, or three-year periods for our CSB and Cornerstone for Salesforce solutions. Fees are based on a number of factors, including the number of users having access to a solution. We generally recognize revenue from subscriptions ratably over the term of the agreements.

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

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangibles consists of amortization of Sonar acquisition-related intangibles, including customer relationships, non-compete agreements, patents, trade names and trademarks. We also record amortization of developed technology and software license rights in cost of revenue.

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to increase as a result of our investments in marketable securities, which include corporate and agency bonds, in the three months ended September 30, 2013.

•
Interest Expense. Interest expense consists primarily of interest expense from promissory notes, convertible debt, capital lease payments, accretion of debt discount, and amortization of debt issuance costs. We recognize accretion of debt discount and amortization of interest costs using the effective interest method.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss) and the nature of various non-operating expenses.

Income Tax (Provision) Benefit
The income tax (provision) benefit is related to certain foreign and state income taxes, and the amortization of deferred tax liabilities assumed as part of the Sonar acquisition, which occurred in 2012. As we have historically incurred operating losses in the U.S. and U.K. and recorded a full valuation allowance against our U.S. and U.K. net deferred tax assets, we have not historically recorded a provision for U.S. and U.K. income taxes. Certain foreign subsidiaries and branches of ours provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
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
As of September 30, 2013, there have been no material changes to our critical accounting policies since December 31, 2012.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue	$48,270	$30,768	$130,273	$81,488
Cost of revenue	13,644	9,135	38,060	23,869
Gross profit	34,626	21,633	92,213	57,619
Operating expenses:
Sales and marketing	28,601	18,624	77,885	52,283
Research and development	5,716	4,101	15,367	10,625
General and administrative	8,261	6,600	24,357	18,346
Amortization of acquired intangibles	251	251	753	488
Total operating expenses	42,829	29,576	118,362	81,742
Loss from operations	(8,203)	(7,943)	(26,149)	(24,123)
Other income (expense):
Interest income	151	—	152	—
Interest expense	(2,977)	(121)	(3,562)	(358)
Other, net	79	139	(143)	(42)
Loss before income tax benefit	(10,950)	(7,925)	(29,702)	(24,523)
Income tax (expense) benefit	(104)	298	31	550
Net loss	$(11,054)	$(7,627)	$(29,671)	$(23,973)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Revenue and Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue (in thousands)	$48,270	$30,768	$130,273	$81,488
Bookings (in thousands)	$62,442	$42,737	$147,233	$98,230
Number of clients	1,505	1,112	1,505	1,112
Number of users (in thousands)	12,857	10,326	12,857	10,326

Revenue increased $17.5 million, or 57%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was primarily the result of a $15.8 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to July 1, 2013. In addition, revenue increased by $1.7 million from the acquisition of new clients during the three months ended September 30, 2013.
Revenue generated in the United States was $34.3 million, or 71%, of total revenue for the three months ended September 30, 2013 as compared to $22.0 million, or 71%, for the same period in 2012, a 56% increase. Revenue generated outside of the United States was $14.0 million, or 29%, of total revenue for the three months ended September 30, 2013 as compared to $8.8 million, or 29%, for the same period in 2012, a 58% increase.
Revenue increased $48.8 million, or 60%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in revenue was primarily the result of a $33.8 million increase in revenue from existing clients and a $15.0 million increase in revenue resulting from the acquisition of new clients during the nine months ended September 30, 2013, as compared to revenue in the nine months ended September 30, 2012 from existing clients at that period and new client acquisitions during that period, respectively.

Revenue generated in the United States was $92.0 million, or 71%, of total revenue for the nine months ended September 30, 2013 as compared to $57.3 million, or 70%, for the same period in 2012, resulting in a 60% increase. Revenue generated outside of the United States was $38.3 million, or 29%, of total revenue for the nine months ended September 30, 2013 as compared to $24.2 million, or 30%, for the same period in 2012, resulting in a 59% increase.
Bookings increased 46% and 50%, respectively, for the three and nine months ended September 30, 2013 as compared to the same periods in 2012, reflecting an increase in both revenue and deferred revenue compared to the respective periods. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition in most cases of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue, which is generally based on proportional performance over the period the services are performed.
Our number of clients grew 35% at September 30, 2013 compared to September 30, 2012. Our number of users increased 25% at September 30, 2013 compared to September 30, 2012.
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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended September 30, 2013
Revenue		$48,270
Deferred revenue at June 30, 2013	$95,040
Deferred revenue at September 30, 2013	109,212
Change in deferred revenue		14,172
Bookings		$62,442
	Deferred Revenue Balance	Three Months Ended September 30, 2012
Revenue		$30,768
Deferred revenue at June 30, 2012	$60,653
Deferred revenue at September 30, 2012	72,622
Change in deferred revenue		11,969
Bookings		$42,737

	Deferred Revenue Balance	Nine Months Ended September 30, 2013
Revenue		$130,273
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at September 30, 2013	109,212
Change in deferred revenue		16,960
Bookings		$147,233
	Deferred Revenue Balance	Nine Months Ended September 30, 2012
Revenue		$81,488
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at September 30, 2012	72,622
Change in deferred revenue		16,742
Bookings		$98,230

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
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Cost of revenue	$13,644	$9,135	$38,060	$23,869
Gross profit	$34,626	$21,633	$92,213	$57,619
Gross margin	72%	70%	71%	71%
Cost of revenue increased $4.5 million, or 49%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increase in cost of revenues related to $1.8 million in increased employee-related costs due to higher headcount and an increase of $1.7 million in outsourced consulting services, in each case to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Cost of revenue increased $14.2 million, or 59%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase in cost of revenue related to $5.9 million in increased employee-related costs due to higher headcount and $4.4 million in increased costs related to outsourced consulting services, in each case to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Sales and marketing	$28,601	$18,624	$77,885	$52,283
Percent of revenue	59%	61%	60%	64%
Sales and marketing expenses increased $10.0 million, or 54%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was a result of the growth of our sales force and increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2013 increased compared to September 30, 2012, contributing to an increase in employee-related costs of $7.1 million. In addition, we incurred increased travel costs associated with our direct sales teams of $1.0 million and increased costs associated with marketing programs and events of $0.9 million. The absolute dollar increase of sales and marketing expenses are expected to increase with the growth of our company.
Sales and marketing expenses increased $25.6 million, or 49%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was a result of the growth of our sales force and increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2013 increased compared to September 30, 2012, contributing to an increase in employee-related costs of $16.5 million. In addition, we incurred increased costs associated with marketing programs and events of $2.9 million, increased travel costs associated with our direct sales teams of $2.9 million, and increased allocated overhead costs, such as rent, IT costs, and depreciation and amortization, of $1.2 million.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Research and development	$5,716	$4,101	$15,367	$10,625
Percent of revenue	12%	13%	12%	13%
Research and development expenses increased by $1.6 million, or 39%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was a result of our continued investment in research and development headcount at September 30, 2013 compared to September 30, 2012 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $1.6 million. The remaining increase relates to allocated overhead costs.
Research and development expenses increased by $4.7 million, or 45%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was a result of our continued investment in research and development headcount at September 30, 2013 compared to September 30, 2012 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $4.2 million. The remaining increase relates to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $1.9 million and $1.5 million of software development costs and amortized $1.1 million and $0.7 million in the three months ended September 30, 2013 and September 30, 2012, respectively, and capitalized $5.6 million and $4.1 million and amortized $3.0 million and $1.9 million in the nine months ended September 30, 2013 and September 30, 2012, respectively.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
General and administrative	$8,261	$6,600	$24,357	$18,346
Percent of revenue	17%	21%	19%	23%
General and administrative expenses increased by $1.7 million, or 25%, for the three months ended September 30, 2013 as compared to the same period in 2012. The increase was driven by higher costs to support our growing business. We incurred increased employee-related costs of $1.0 million as a result of increased headcount and stock-based compensation awards between September 30, 2012 and September 30, 2013. In addition, we incurred increased software license subscription fees of $0.4 million. The absolute dollar increase of general and administrative expenses are expected to increase with the growth of our company.
General and administrative expenses increased by $6.0 million, or 33%, for the nine months ended September 30, 2013 as compared to the same period in 2012. The increase was driven by higher employee-related costs to support our growing business. We incurred increased employee-related costs of $3.1 million as a result of increased headcount and stock-based compensation awards between September 30, 2013 and September 30, 2012. In addition, we incurred increased software license subscription fees of $1.2 million and increased travel and entertainment expenses of $0.4 million during the same period.

Amortization of certain acquired intangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Amortization of certain acquired intangible assets	$251	$251	$753	$488
Amortization of acquired intangibles remained consistent for the three months ended September 30, 2013, as compared to the same period in 2012. Amortization of acquired intangibles increased by $0.3 million, or 54%, for the nine months ended September 30, 2013, as compared to the same period in 2012 due to the amortization of intangible assets acquired through the April 2012 acquisition of Sonar Limited.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2013 (in thousands):

2013	$571
2014	2,078
2015	1,840
2016	554
2017	145
Thereafter	7
Total	$5,195
Estimated remaining amortization expense of $0.3 million, $1.2 million, $1.2 million, $0.4 million, and $0.2 million will be recorded in cost of revenue for 2013, 2014, 2015, 2016, and 2017 and thereafter, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Interest income	$151	$—	$152	$—
Interest expense	(2,977)	(121)	(3,562)	(358)
Other, net	79	139	(143)	(42)
Total	$(2,747)	$18	$(3,553)	$(400)
Interest income for the three and nine months ended September 30, 2013 increased by $0.2 million as compared to the same periods in 2012 due to the interest income from the purchase of investment securities in the three months ended September 30, 2013.
Interest expense for the three months ended September 30, 2013 increased by $2.9 million as compared to the same period in 2012 due to accretion of debt discount and the amortization of debt issuance costs of $2.0 million and interest expense of $0.9 million for the convertible notes issued in June 2013. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Interest expense for the nine months ended September 30, 2013 increased by $3.2 million as compared to the same period in 2012 due to accretion of debt discount and the amortization of debt issuance costs of $2.3 million and interest expense of $1.1 million for the convertible notes in June 2013.
Other, net is comprised of foreign exchange gains and losses. Foreign exchange gains and losses for the three and nine months ended September 30, 2013 and 2012, respectively, were primarily related to fluctuations in the British Pound and Euro in relation to the U.S. Dollar. The foreign exchange gains and losses are mainly attributable to unrealized foreign exchange gains and losses on intercompany loans and other monetary accounts and realized gains and losses on transactions recorded in foreign currencies. During the three months ended September 30, 2013, we had unrealized foreign exchange gains of $0.2 million partially offset by realized losses of $0.1 million, as compared to unrealized gains of $0.2 million partially offset by realized losses of $0.1 million in the same period in 2012. During the nine months ended September 30, 2013, we had unrealized losses of $0.4 million, partially offset by realized gains of $0.3 million, as compared to realized losses $0.1 million in the same period in 2012.
Income Tax (Provision) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Income tax (provision) benefit	$(104)	$298	$31	$550
For the three months ended September 30, 2013, we recorded an income tax provision related to foreign income taxes, which includes the amortization of deferred tax liabilities assumed in connection with the Sonar acquisition.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a noncurrent liability on our condensed consolidated balance sheet as of September 30, 2013.
At September 30, 2013, our principal sources of liquidity were $89.6 million of cash and cash equivalents, short-term and long-term investments of $200.9 million, and $55.6 million of accounts receivable.
We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2013	2012
Net cash used in operating activities	$(2,064)	$(3,793)
Net cash used in investing activities	(209,954)	(16,437)
Net cash provided by (used in) financing activities	225,214	(663)
Net Cash Used in Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities of $2.1 million in the nine months ended September 30, 2013 was a result of the continued growth of our business and our continued investments for further growth. In the nine months ended September 30,

2013, $20.5 million, or 69%, of our net loss of $29.7 million consisted of non-cash items, including $14.3 million of stock-based compensation, $7.0 million of depreciation and amortization, and $2.3 million of accretion of debt discount and amortization of debt issuance costs. During the nine months ended September 30, 2013, we purchased $3.0 million of premium related to investment securities, net of amortization.
Cash used in operating activities in the nine months ended September 30, 2013 also included a $8.0 million increase in accounts receivable due to higher billings in the third quarter of 2013 due to increased number of clients, a $4.2 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, and a $3.0 million increase in deferred commissions due to increased sales during the period. Cash used in operating activities was partially offset by a $16.6 million increase in deferred revenue due to increased billings during the nine months ended September 30, 2013, an increase in accounts payable of $3.0 million attributable to increased expenses associated with our growth, and a $2.3 million increase in accrued liabilities primarily due to the timing of payments.
Cash used in operating activities of $3.8 million in the nine months ended September 30, 2012 was a result of our continued significant investments in headcount, increased expenses incurred as a result of operating as a public company, including costs associated with public company reporting and corporate governance requirements, and other expenses incurred to grow our business. In the nine months ended September 30, 2012, $12.7 million, or 53%, of our net loss of $24.0 million consisted of non-cash items, including $8.3 million of stock-based compensation, and $4.9 million of depreciation and amortization.
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
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In addition, in July 2013 we began to invest the proceeds of our convertible notes in investment securities. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $210.0 million of cash in investing activities in the nine months ended September 30, 2013, primarily due to $204.0 million in purchases of investment securities, $6.5 million in purchases of additional equipment, and $5.0 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $5.5 million increase related to cash received from the maturities and sales of investment securities.
We used $16.4 million of cash in investing activities in the nine months ended September 30, 2012, primarily due to our acquisition of Sonar Limited of $12.4 million, $3.7 million of investments in our capitalized software, and $0.3 million in purchases of additional equipment during the period.
Net Cash Provided by (Used in) Financing Activities
Cash provided by financing activities of $225.2 million in the nine months ended September 30, 2013 was primarily due to proceeds from the Notes of $245.7 million and proceeds from the issuance of warrants of $23.2 million, and proceeds from stock option exercises of $9.2 million. These proceeds were partially offset by our payment for the convertible note hedges of $49.5 million and repayment of our credit facility of $3.9 million.
Cash used in financing activities of $0.7 million in the nine months ended September 30, 2012 was primarily due to payments of $1.4 million on our capital lease and financing obligations, and debt repayment of $1.3 million, partially offset by $2.0 million in proceeds from stock option exercises and common stock warrant exercises.
Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 1, 2013 except for the following: during the nine months ended September 30, 2013, we amended our office lease with Water Garden Realty Holding LLC increasing our obligation by approximately $0.1 million for

2013, $0.6 million for 2014, $0.7 million for 2015, $0.7 million for 2016, $0.7 million for 2017, and $0.5 million for 2018. We also entered into various other operating lease agreements with obligations of approximately $0.1 million for 2013, $0.4 million for 2014, $0.6 million for 2015, $0.7 million for 2016, and $1.1 million for 2017 and thereafter. Additionally, in June 2013, we issued senior convertible notes (the “Notes”) raising gross proceeds of $253.0 million. The Notes are governed by an Indenture, dated June 17, 2013, between us and U.S. Bank National Association, as trustee. The Notes will mature on July 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
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
Interest Rate Risk
At September 30, 2013, we had cash and cash equivalents of $89.6 million and short-term and long-term investments of $200.9 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, and money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies to a lessor extent. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Canada, China, Hong Kong, India, Israel, Italy, New Zealand and Sweden. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the remeasurement of U.S. Dollar denominated intercompany loans by our overseas subsidiaries.

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2013, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $3.3 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $11.1 million, $29.7 million, $31.4 million, $63.9 million, and $48.4 million for the three and nine months ended September 30, 2013, and years ended December 31, 2012, 2011 and 2010, respectively. At September 30, 2013, our accumulated deficit was $225.7 million and total stockholders’ equity was $52.7 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 750 employees on December 31, 2012 to 928 employees on September 30, 2013. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, Japan, New Zealand, Spain and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We currently have international offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, Japan, New Zealand, Spain and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

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

Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including the notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.
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
We currently have foreign sales denominated in Australian Dollars, Canadian Dollars, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, New Zealand Dollars, and Swedish Krona. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
We are exposed to fluctuations in the market values of our investments and in interest rates, either of which could impair the market value of our investments and harm our financial results.
At September 30, 2013, we had $89.6 million in cash and cash equivalents, which primarily consisted of money market funds backed by United States Treasury Bills. In the future, we may invest in short-term marketable securities with maturities of up to one year. Investments are subject to general credit, liquidity, market and interest rate risks, which have been exacerbated by unusual events such as the financial and credit crisis, bankruptcy filings in the United States and the recent debt-ceiling debate, which in turn have affected various sectors of the financial markets and led to global credit and liquidity issues.
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
Our investment portfolio is subject to general credit, liquidity, counterparty, market and interest rate risks, any of which could impair the market value of our investments and harm our financial results.
At September 30, 2013, we had $89.6 million in cash and cash equivalents and $200.9 million in short-term and long-term investments, consisting of corporate bonds, money market funds backed by United States Treasury Bills, and U.S. treasury and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
Our shares of common stock began trading on the NASDAQ Global Market on March 17, 2011. Given the limited trading history of our common stock, there is a risk that an active trading market for our common stock will not be sustained, which could put downward pressure on the market price of our common stock and thereby affect the ability of our stockholders to sell their shares. In addition, the trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. For example, after opening at $13.00 per share upon the commencement of our initial public offering, our common stock has experienced an intra-day trading high of $55.47 per share and an intra-day trading low of $11.50 per share. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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
As of September 30, 2013, our executive officers and directors beneficially owned, in the aggregate, approximately 16% of our outstanding common stock. As a result, if some of these persons or entities act together, they will have the ability to significantly influence matters submitted to our stockholders for approval, including the election and removal of directors, amendments to our certificate of incorporation and bylaws and the approval of any business combination. This concentration of ownership may also have the effect of delaying or preventing a change of control of our company or discouraging others from making tender offers for our shares, which could prevent our stockholders from receiving a premium for their shares.
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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Perry A. Wallack
Perry A. Wallack
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: November 6, 2013

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

††	The financial information contained in these XBRL documents are unaudited.