Form 10-K
period 2013-12-31
Cornerstone OnDemand Inc
filed 2014-02-26
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
1601 Cloverfield Blvd.
Santa Monica, California 90404
(Address of principal executive offices and zip code)
Registrant’s telephone number, including area code: (310) 752-0200
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NASDAQ Stock Market LLC

(NASDAQ Global Market)
Securities registered pursuant to Section 12(g) of the Act:
None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, as of June 30, 2013, the last day of registrant’s most recently completed second fiscal quarter, was $1,462,792,729 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Market for the last business day prior to that date).
On February 21, 2014, 52,801,166 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2013.

CORNERSTONE ONDEMAND, INC.
2013 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2013 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

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
Overview
Cornerstone OnDemand, Inc. was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999. Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries.
Cornerstone is a leading global provider of comprehensive talent management solutions delivered as Software-as-a-Service (“SaaS”). Our solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include hiring and developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. As of December 31, 2013, 1,631 clients used our core solution to empower more than 14 million users across 191 countries and 41 languages.
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

•
Scalable to Meet the Needs of All Organizations. We have built a highly scalable, multi-tenant, multi-user architecture that supports the complex needs of global corporations yet is capable of supporting deployments of any size. We currently support multiple client deployments of over 150,000 users, including a few clients with over 350,000 users.

•
Continued Innovation through Collaborative Product Development. The vast majority of our thousands of software features were designed in collaboration with existing and prospective clients based on their specific functional requests.

In addition to our core solution, we offer Cornerstone for Small Business, or CSB, and Cornerstone for Salesforce. CSB is a talent management solution serving organizations with fewer than 400 employees. Cornerstone for Salesforce is a learning application developed natively on the Salesforce.com platform which allows organizations to provide seamless access to sales enablement and just-in-time training from within Salesforce.
Our clients include multi-national corporations, large domestic enterprises, mid-market companies, public sector organizations, higher education institutions, and non-profit entities, such as Advantage Sales & Marketing LLC, American International Group, Inc., Barclays Bank PLC, BMW AG, Carlson Restaurants Worldwide, Inc., Flextronics International, Kaplan Higher Education Corporation, McKesson Corporation, Starwood Hotels & Resorts Worldwide Inc., Teach for America, Inc., Turner Broadcasting System, Inc., U.S. Department of the Treasury, and Walgreen Co. While most of our deployments encompass most, or even all employees at a given client, some also include the employees of the extended enterprise of that client, such as employees of the client’s customers, vendors and distributors.
We sell our solutions domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll, consulting and human resource, or HR, services companies.
We generally sell our solutions with multi-year agreements based on the number of employees. Clients generally are invoiced the consulting fees and the first year of the annual subscription fees upon contract execution. For amounts not invoiced in advance for multi-year subscriptions and consulting services, we invoice under various terms over the subscription period.
We have grown our business each of the last 12 years, and since 2002, we have averaged approximately 95% annual dollar retention rate, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Metrics.” Since 2001, our implied monthly recurring revenue from existing clients has been greater at the end of each year than at the beginning of the year. Our revenue has grown to $185.1 million in 2013 from $117.9 million in 2012 and from $73.0 million in 2011.
The Market
Human capital is a major expense for all organizations. Based on the U.S. Bureau of Labor Statistics data as of September 2013, total compensation paid to the United States civilian workforce of approximately 155.6 million people was expected to exceed $10 trillion in 2013.
Accordingly, organizations have long sought to optimize their investments in human capital. We believe that organizations face six major challenges in maximizing the productivity of their internal and external human capital:

•
Acquiring Talent. Increasingly seeking to fill open positions by recruiting internally and by leveraging the external networks of their employees, corporate recruiting has evolved from a process that was principally driven by traditional sources such as inbound resume submissions and job board postings to one that is inherently social in nature.

•
Developing Talent. Effectively orienting new hires and training employees throughout their careers to achieve their full potential, which has become more difficult with the Millennial generation entering the workforce, increasingly distributed workforces and heightened compliance requirements.

•	Engaging Employees. Connecting with employees at all levels and locations of the organization to keep them motivated, which has become more difficult with the rise of globalization and telecommuting.

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
More recently, SaaS vendors dedicated to providing talent management software have emerged. We believe that just as organizations are increasingly choosing SaaS solutions for business applications such as sales force management, they are also increasingly adopting SaaS talent management solutions.
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

•
Scalable to Meet the Needs of Organizations. Our suite has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our suite is capable of supporting deployments of any size. Today we service 14 multi-national corporations with over 150,000 active users each. Our largest deployment is for over 350,000 users and our smallest is for 2 users.

•
Continued Innovation through Collaborative Product Development. We work collaboratively with our clients on an ongoing basis to develop almost every part of our suite. The vast majority of our thousands of software features were designed with existing and prospective clients based on their specific functional requests.

In addition to our core solution, we offer Cornerstone Small Business, or CSB, and Cornerstone for Salesforce. CSB is a talent management solution generally serving organizations with fewer than 400 employees. Cornerstone for Salesforce is a learning application developed natively on the Salesforce.com platform which allows organizations to provide seamless access to sales enablement and just-in-time training from within the Salesforce.com platform.
Our Strategy
Our goal is to empower people, organizations, and communities with our comprehensive talent management solutions. Key elements of our strategy include:
Retain and Expand Business with Existing Clients. We believe our existing installed base of clients offers a substantial opportunity for growth.

•
Focus on Client Success, Retention and Growth. We believe focusing on our clients’ success will lead to our own success. We have developed a Client Success Framework that governs our operational model. Since 2002, we have averaged approximately 95% annual dollar retention rate. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service and support and increasing functionality.

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

•
Expand and Strengthen Our Alliances. We intend to grow our distribution channels through key alliances, including agreements with global vendors such as Appirio, Inc., Automatic Data Processing, Inc., Ellucian Company L.P., Tribridge, Workday, Inc., and Xerox Corporation (formerly Affiliated Computer Services, Inc.), as well as the continued expansion of our regional relationships with distributors like CDP Group, Limited (China), Comms Learning Limited (United Kingdom), Grupo Datamace (Brazil), Infosys Limited (India), ISQ eLearning (Portugal), Kalleo Learning (South Africa), Logica plc (Europe), Neoris de Mexico, S.A. de C.V. (Mexico), Neospheres SAS (France), QA Limited (United Kingdom), Sage Software, Inc. (North America), T2 Optimise PTY Ltd. (Asia Pacific), Talentech (Israel) and Xchanging HR Services Limited (United Kingdom).

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally. We intend to grow our Europe, Middle-East and Africa, or EMEA, and Latin America operations, which provide for direct sales, alliances, services and support in the region. We have grown our EMEA client base from one client at December 31, 2007 to 226 clients at December 31, 2013. Additionally, we have recently opened new offices in Asia-Pacific, and we intend to grow our operations to provide direct sales, alliances, services and support in that region.

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
Acquisitions. In April 2012, we completed the acquisition of Sonar Limited, or Sonar, a New Zealand cloud-based talent management solution provider serving small businesses globally. Sonar’s talent management solution was rebranded as the Cornerstone Small Business solution.
In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe will complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities.
We are also committed to empowering our employees and the communities around us, in part demonstrated by our involvement in the Cornerstone OnDemand Foundation.
Our Solutions
Our core solution is a comprehensive talent management suite that our clients use to find, develop, connect, evaluate and engage their human capital. We built this suite using a single code base and a multi-tenant, multi-user architecture that we host in our data centers. The suite consists of a collection of four integrated clouds, including the Recruiting Cloud, Learning Cloud, Performance Cloud, and Extended Enterprise Cloud. These clouds can be purchased individually, and additional clouds can be added easily. We also offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. In addition to our core solution, we offer Cornerstone for Small Business and Cornerstone for Salesforce.
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

Cornerstone Learning Cloud. Our Learning Cloud helps clients deliver and manage enterprise training and development programs. It links employee development to other parts of the talent management lifecycle, including performance management and succession planning. The Cornerstone Learning Cloud supports all forms of training, including instructor-led training, e-learning and virtual classroom sessions. We have made tens of thousands of online training titles from over 20 global e-learning vendors accessible through the Cornerstone Learning Cloud to help clients reduce overall training expense and cost-effectively migrate to blended learning curricula of online and instructor-led training. Clients use the Cornerstone Learning Cloud to:

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
Cornerstone Extended Enterprise Cloud. Our Extended Enterprise Cloud helps clients extend talent management to their customers, vendors, and distributors. The Extended Enterprise Cloud enables clients to develop new profit centers, increase sales, cut support costs and boost channel productivity. Clients use the Cornerstone Extended Enterprise Cloud to:

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

Cross-Cloud Tools
Our core solution has a number of capabilities that cross each of our four integrated clouds. These include:

•
Analytics, Reporting, and Dashboards. Our core solution employs a proprietary reporting engine. In addition to approximately 140 included standard reports, this solution includes a custom reporting tool that allows clients to create highly specific reports. This solution also includes dashboard technology to present graphical views of complex data.

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

•
E-Learning Content Aggregation. We have entered into relationships with many off-the-shelf e-learning content vendors. This enables us to provide access to tens of thousands of e-learning classes for distribution across our core solution. E-learning, like other forms of training, can be delivered in conjunction with development plans, competency assessments, succession planning scenarios, talent pools and career path exploration.

•
Cornerstone Mobile. Cornerstone Mobile allows clients to access our core talent management suite from their mobile device.  Key capabilities of Cornerstone Mobile include enabling clients to view employee profiles, search the employee directory, and access just-in-time video training.

Consulting Services
We offer comprehensive services to our clients to assist in the successful implementation of our solutions and to optimize our clients’ use of our solutions during the terms of their engagements. Our consulting services are offered at fixed fees or on a time-and-material basis at a blended hourly rate for all services.
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
Our Customers
As of December 31, 2013, 1,631 clients used our core solution with over 14 million registered users across 191 countries and 41 languages. Our clients represent a variety of different industries, including business services, financial services, insurance, non-profits, retail, travel, education and publishing, healthcare, media and communications, the public sector and technology. No single customer accounted for 10% or more of our total revenue in 2013, 2012, or 2011. Some of our significant clients across a variety of different industries who have agreed to be named include:
Automotive
BMW AG
Jaguar Land Rover Automotive plc
Tata Motors Limited
Business Services
Advantage Sales & Marketing, LLC
Automatic Data Processing, Inc.
Kelly Services, Inc.
Education & Publishing
Bright Horizons Family Solutions LLC
Kaplan Higher Education Corporation
University of Southern California
Financial Services
American Bankers Association
Barclays Bank PLC
Société Générale Group
Food & Restaurants
Anheuser-Busch InBev SA/NV
Carlson Restaurants Worldwide, Inc.
Papa John's International, Inc.
Healthcare
McKesson Corporation
Sanford Health
Wellmark, Inc.
Insurance
American International Group, Inc.
Liberty Mutual Insurance Company
RSA Insurance Group plc

Media & Communications
SBA Communications Corporation
Turner Broadcasting System, Inc.
Virgin Media Limited
Non-Profits
Feeding America
Save the Children Federation, Inc.
Teach for America, Inc.
Public Sector
State of Nebraska
State of North Carolina
U.S. Department of the Treasury
Retail
Reckitt Benckiser Group plc
True Value Company
Walgreen Co.
Technology
BMC Software Inc.
Flextronics International
Microsoft Corporation
Travel
Hyatt Hotels Corporation
MGM Resorts International
Starwood Hotels & Resorts Worldwide Inc.
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
Our core solution offers a localized user interface and currency conversion capabilities. It is currently available in the following languages: Arabic, Bahasa (Indonesia), Bahasa (Malaysia), Bulgarian, Chinese Simplified, Chinese Traditional (Hong Kong), Croatian, Czech, Danish, Dutch, English (Australia), English (UK), English (US), Estonian, Finnish, French (Canada), French (France), German, Greek, Hebrew, Hungarian, Italian, Japanese, Korean, Latvian, Lithuanian, Norwegian, Polish, Portuguese (Brazil), Portuguese (Portugal), Romanian, Russian, Serbian, Slovakian, Slovenian, Spanish (Latin America), Spanish (Spain), Swedish, Thai, Turkish, and Ukrainian.
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

Security is of paramount importance to us due to the sensitive nature of employee data. We have designed our core solution to meet rigorous industry security standards and to assure clients that their sensitive data is protected across the system. We ensure high levels of security by segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including periodic security audits and penetration tests conducted by our clients and commissioned by us from third parties.
We are standardized on Microsoft .NET technologies and write the majority of our software in industry-standard software programming languages, such as C#. We use Web 2.0 technologies, such as AJAX, extensively to enhance the usability, performance, and overall user experience of our core solution. Microsoft SQL Server is deployed for our relational database management system. Apart from these and other third-party components, our entire core solution has been specifically built and upgraded by our in-house development team. We have not acquired or integrated any other third-party technology as the basis of any of our four integrated clouds for recruiting, learning, performance, and extended enterprise. On April 5, 2012, we completed the acquisition of Sonar, a New Zealand cloud-based talent management solution provider serving small businesses globally. Sonar’s talent management solution has not been integrated into our four clouds, but instead has been rebranded as our Cornerstone Small Business solution.
Operations
We physically host our core solution for our clients in two secure third-party data center facilities, one located in El Segundo, California and the other located near London, United Kingdom. Both facilities are leased from Equinix, Inc. These facilities provide physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, redundant power and environmental controls.
Our infrastructure includes firewalls, switches, routers, load balancers, and IDS/IPS from Cisco Systems and others to provide the networking infrastructure and high levels of security for the environment. We use industry standard blade and rack-mounted servers to run our core solution and Akamai Technologies’ Global Network of Edge Servers for content caching. We use storage area network, or SAN, hardware from EMC and HP at our data center. These SAN systems have been architected for high performance and data-loss protection, and we believe these systems have the capacity and scalability to enable us to grow for the foreseeable future.
Research and Development
The responsibilities of our research and development organization include product management, product development, quality assurance and technology operations. Our research and development organization is located primarily in our Santa Monica, California headquarters. Our development methodology, in combination with our SaaS delivery model, allows us to release new and enhanced software features on a regular and predictable basis, currently quarterly. We follow a well-defined communications protocol to support our clients with release management. We patch our software on a bi-weekly basis. Based on feedback from our clients and prospects and pursuant to our own innovation, we continuously develop new functionality while enhancing and maintaining our existing solutions. We do not need to maintain multiple engineering teams to support different versions of the code because all of our clients are running on the current version of our solutions.
Our research and development expenses were $21.3 million in 2013, $14.9 million in 2012, and $10.1 million in 2011.
Sales and Marketing
Sales
We sell our software and services both directly through our sales force, and indirectly through our domestic and international network of distributors. We currently service clients in a wide range of industries, including, among others business services, financial services, healthcare, insurance, manufacturing, retail, and high technology. We have a number of direct sales teams organized by market segment, industry and geography, which are as follows:

•	Strategic Accounts. We have a strategic accounts sales team focused on sales to large multi-national corporations.

•
Enterprise. Our enterprise sales team sells to large enterprises with 3,000 or more employees. This team is composed primarily of experienced solution sales executives, with an average tenure of 19 years in sales.

•
Mid-Market. Our mid-market sales team sells to organizations with between 1,500 and 2,999 employees. This team is composed primarily of experienced sales individuals, with an average tenure of 16 years in sales.

•	Majors. Our majors sales team sell to organizations with between 400 and 1,499 employees. This is a new team in 2014.

•	Small Business. Our Cornerstone Small Business sales team is targeted to clients with fewer than 400 employees.

•	Public Sector. Our public sector sales team targets federal, state and local government, as well as K-12 and higher education institutions.

•	Healthcare. Our healthcare sales team targets healthcare providers such as hospitals, healthcare equipment and services, pharmaceuticals, biotechnology and related life science organizations.

•
EMEA. We have both enterprise and mid-market sales professionals based in core European markets. This team is composed primarily of experienced sales individuals, with an average tenure of 17 years in sales.

•	APAC. We have enterprise sales professionals based in core Asia-Pacific markets including Australia, Hong Kong, India, and Japan and intend to add additional sales personnel in China.

•	LATAM. We have enterprise sales professionals based in core Latin America markets and intend to add additional sales personnel throughout Latin and South America.
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

•
Corporate Marketing. We market to our clients by leveraging product marketing, client success stories, thought leadership content, and brand awareness advertising campaigns. Additionally, we host regional client user group meetings and we also co-market with our strategic distributors, including joint press announcements and demand generation activities.

•	Marketing Communications. We undertake media relations, corporate communications, analyst relations activities and social media outreach.
Strategic Relationships
We have entered into alliance agreements in order to expand our capabilities and geographic presence and provide our clients with access to specific types of content. We have entered into relationships with various third party consulting firms, such as Appirio, Inc. and Tribridge to assist in the successful implementation of our solutions and to optimize our clients' use of our solutions during the terms of their engagements. We utilize these firms to assist in delivery of  implementation and integration services amongst other consulting services. As our business grows, we expect to continue to utilize increasing amounts of these services.
Outsourcing and Distribution Relationships
We have developed a network of outsourcing, distribution, and referral relationships to expand our reach and provide product and services sales through indirect channels. These include resale agreements with global vendors such as Appirio, Inc., Automatic Data Processing, Inc., Ellucian Company L.P., and Xerox Corporation as well as regional distributors such as BSI Tecnologia in Brazil, CDP Group, Limited in China, Comms Learning Limited in the United Kingdom, Grupo Datamace in Brazil, Infosys Limited in India, ISQ eLearning in Portugal, Kalleo Learning in South Africa, Logica plc in Europe, Neoris de Mexico, S.A. de C.V. in Mexico, Neospheres SAS in France, QA Limited in the United Kingdom, Sage Software, Inc. in North America, Xpert Learning in United Arab Emirates, T2 Optimise PTY Ltd. in Asia Pacific, Talentech Ltd. in Israel, and Xchanging HR Services Limited in the United Kingdom. We expect to continue to add distributors to build our sales presence in certain geographic and vertical markets.
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
In the applicant tracking systems segment, which the Cornerstone Recruiting Cloud serves, our competitors include Oracle Corporation, which acquired Taleo Corporation in April 2012, and International Business Machines Corporation, which acquired Kenexa Corporation in August 2012. We compete in this segment primarily on the basis of:

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
In the learning management systems segment, which the Cornerstone Learning Cloud and Cornerstone Extended Enterprise Cloud each serve, our competitors include Oracle Corporation, which acquired Taleo Corporation in April 2012, Saba Software, Inc., SAP America, Inc., which acquired SuccessFactors, Inc. in February 2012, and SumTotal Systems, Inc. Most of our competitors in this segment have multiple versions of hosted or on-premise software, whereas we offer a single version of our software. In this segment, we compete primarily based on:

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
In the performance management systems segment, which the Cornerstone Performance Cloud serves, our competitors include Halogen Software, Inc., Lumesse Limited, Oracle Corporation, which acquired Taleo Corporation in April 2012, Peoplefluent, Inc., and SAP America, Inc., which acquired SuccessFactors, Inc. in February 2012. These vendors are, like us, largely SaaS providers. We compete in this segment primarily on the basis of:

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

In addition, we occasionally compete with custom-built software that is designed to support the needs of a single organization, as well as with third-party talent and human resource application providers that focus on specific aspects of talent management.
Many of our competitors and potential competitors have greater name recognition, longer operating histories and larger marketing budgets than we do. For additional information, see “Risk Factors—Risks Related to Our Business and Industry—The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed” and “Risk Factors—Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.”
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
The Cornerstone OnDemand Foundation
To demonstrate our commitment to empowering people and communities, we helped form the Cornerstone OnDemand Foundation, or the Foundation, in 2010. The Foundation seeks to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of our core solution and strategies.
The Foundation focuses its efforts on the areas of education, workforce development and disaster relief. We have enlisted the help of our employees, clients and distributors to support the Foundation in its efforts. The Foundation is designed to be self-sustaining over time through a variety of ongoing funding streams, such as donations, sponsorships and distribution fees. The Foundation offers a number of programs to support the non-profit sector, including:

•
Strategic Partnership Program. The Foundation offers non-profit clients our core solution and services at a discount, in certain cases of up to 100%. We currently have direct agreements providing similar pricing with non-profit clients, including:

Education	Workforce Development	Disaster Relief
KIPP	Goodwill	Feeding America
New Leaders	United Way	Oxfam
Teach for America	Year Up	Save the Children

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

•
Gift of Learning. This program offers non-profits the unique opportunity to access online training and development at no cost. Most non-profit organizations lack the resources and the capacity to consistently and effectively invest in their people. Through the Gift of Learning, the Foundation provides relevant content including videos, webinars, whitepapers, and e-learning courses to non-profits domestically and abroad. Non-profit beneficiaries can choose up to 10 individuals in their organization, which can be employees, volunteers or clients, to access the Gift of Learning library which is customized for the nonprofit professional.

•
DisasterReady.org. In addition to its support of individual non-profits, the Foundation seeks to improve the sector at large by incubating and implementing strategic initiatives that address a critical market need. In 2013, the Foundation launched DisasterReady.org, a free online training website specifically designed by experts in training, capacity building and humanitarian assistance to help prepare aid workers for the demands they face in the field. Informed and supported by prominent aid agencies such as Save the Children, IRC, UNHCR, CARE, IFRC, and World Vision, DisasterReady.org offers dozens of cutting edge e-learning courses, live and recorded webinars on key humanitarian issues, and related training resources focused on disaster preparedness and response.

•
Impact Grant. The Impact Grant program allows nonprofit organizations to achieve substantial social impact by using learning technology to expand the reach of their educational programs and services. Through the Impact Grant program, the Foundation selects three nonprofit organizations annually from around the globe to each receive a two-

year grant equal to $1.0 million in value. Grantees are awarded unlimited usage of the Cornerstone Learning Cloud as well as access to a range of pro bono business consulting services. Using the Cornerstone Learning Cloud, organizations can effectively and efficiently scale their programs by automating the delivery of their training to clients, volunteers, partner agencies, and anyone else at any time. Grantees include organizations such as Project HOPE, The Ounce, and Darkness to Light.
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
Seasonality
Our sales are seasonal in nature. We sign a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements regardless of when executed, will generally come up for renewal at that same time in subsequent years.
Business Segment and Geographical Information
We operate in a single operating segment. For geographic financial information, see Note 14 to our consolidated financial statements, which is incorporated herein by reference.
Working Capital Practices
Information about our working capital practices is included in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Liquidity and Capital Resources” and is incorporated herein by reference.
Employees
At December 31, 2013, we had 987 employees, which is a 32% increase from 750 employees at December 31, 2012. None of our employees are covered by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong. Internally, we strive to empower our people by using our core solution to on-board, develop, connect, align, assess, retain and promote our own employees.

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
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Item 1. “Business—Forward Looking Statements” for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.
Risks Related to Our Business and Industry
We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
We have incurred losses since our inception. We experienced net losses of $40.4 million, $31.4 million, and $63.9 million in 2013, 2012 and 2011, respectively. At December 31, 2013, our accumulated deficit was $236.5 million and total stockholders’ equity was $52.9 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for talent management solutions in particular. We sell our core solution primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solutions at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology or talent management solutions as well as pressure for extended billing terms, as occurred during the recent recession. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their information technology and talent management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
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
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solutions;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	general economic, industry and market conditions; and

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
Our business depends substantially on clients renewing their agreements and purchasing additional solutions from us or adding additional users. Any decline in our client renewals or purchases of additional products or additional users would harm our future operating results.
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that our clients will renew subscriptions at the same or higher level of service, if at all. In the past, some of our clients have elected not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products, or fail to add new users, our revenue may decline, and our operating results may be harmed.
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
We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., International Business Machines Corporation, which acquired Kenexa Corporation in August 2012, Lumesse AS, Oracle Corporation, which acquired

Taleo Corporation in April 2012, Peoplefluent, Inc., Saba Software, Inc., SAP America, Inc., which acquired SuccessFactors, Inc. in February 2012, and SumTotal Systems, Inc. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 750 employees on December 31, 2012 to 987 employees on December 31, 2013. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Italy, Japan, New Zealand, Spain and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “—As a public company, we are obligated to develop and maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” and “—We currently have a limited number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.”
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
In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill, which must be assessed for impairment at least annually, or to intangible assets, which are assessed for impairment upon certain triggering events. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our operating results.
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
We have and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
Our systems collect, access, use and store personal and other client proprietary information. As a result, we are subject to security risks and are required to invest significant resources to prevent or correct problems caused by security breaches. If a security breach occurs, our reputation could be harmed, our business may suffer, and we could incur significant liability.
Our talent management solutions involve the storage and transmission of clients’ proprietary and confidential information over the Internet (including public networks), and security breaches, unauthorized access, unauthorized usage, virus or similar breach or disruption could result in loss of this information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. In addition, errors in the storage or transmission of such information could compromise the security of that information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and the data stored in these systems. Because there is a time lag associated with developing adequate protections against such new developments and techniques, unauthorized access or sabotage of our systems and the information processed in connection with our business may result. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any violations of privacy or information security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our operating results and financial condition, including our ability to make required reporting and disclosures as a public company. Moreover, if a high-profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
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
We rely on various third-party consulting firms to deliver consulting services to our clients, so if these firms fail to deliver these services effectively, or if we are unable to maintain existing relationships or enter into new relationships, it could impact the timing of the recognition of the revenue associated with such services.
We rely on various third party consulting firms to assist us in the successful implementation of our solutions and to optimize our clients' use of our solutions during the terms of their engagements . Further, if these firms fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our result of operations may be adversely impacted. Also, unfavorable global economic conditions may hurt our providers, making them less effective or causing them to modify or cancel their relationships with us. If we are unable to maintain our existing relationships or enter into new ones, we would have to devote substantially more resources to delivering our consulting services, which could impact the timing of the recognition of the revenue associated with such services.
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
Generally, we recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years for our core solution. As a result, a significant portion of the revenue we report in each quarter is generated from client agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not impact our revenue and financial performance in that quarter, but will negatively affect our revenue and financial performance in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue will decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term operating results.
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
Our talent management solutions enable our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities. Moreover, if future laws and regulations limit our clients’ ability to use and share employee data or our ability to store, process and share data with our clients over the Internet, demand for our solutions could decrease, our costs could increase, and our operating results and financial condition could be harmed.
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
Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenue from existing clients, we will need to enhance and improve our existing solutions and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to successfully develop or acquire new features or products or enhance our existing products to meet client needs, our business and operating results will be adversely affected.
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
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible notes, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.
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
The accounting method for our convertible debt securities that may be settled in cash, such as the notes, may have a material effect on our reported financial results.
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

We may be sued by third parties for alleged infringement of their proprietary rights or may find it necessary to enter into licensing arrangements with third parties to settle or forestall such claims, either of which could have a material adverse effect on our operating results and financial condition.
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
Our solutions are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our solutions must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming and is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our solutions from being shipped or provided to U.S. sanctions targets, our solutions and services could be shipped to those targets or provided by our distributors despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting or licensing requirements, and have enacted laws that could limit our ability to distribute our solutions or could limit our clients’ ability to implement our solutions in those countries. Changes to our solutions or changes in export and import regulations may create delays in the introduction and sale of our solutions in international markets, prevent our clients with international operations from deploying our solutions or, in some cases, prevent the export or import of our solutions to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our solutions, or in our decreased ability to export or sell our solutions to existing or potential clients with international operations. Any decreased use of our solutions or limitation on our ability to export or sell our solutions would likely adversely affect our business, financial condition and operating results.
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We currently have foreign sales denominated in Australian Dollars, Canadian Dollars, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, New Zealand Dollars, and Swedish Krona. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Any fluctuation in the exchange rate of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to hedge effectively due to lack of experience, unreasonable costs or illiquid markets.
Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
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
At December 31, 2013, we had $109.6 million in cash and cash equivalents and $199.9 million in short-term and long-term investments, consisting of corporate bonds, money market funds backed by United States Treasury Bills, and U.S. treasury and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
We may invest in companies for strategic reasons and may not realize a return on our investments.
In November 2013, we launched the Cornerstone Innovation Fund, a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. From time to time we may make direct investments in privately held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
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
As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and our operating results. The Internal Revenue Service had selected the U.S. federal income tax return for the year ended December 31, 2011 for examination and the audit was completed in the year ended December 31, 2013 with no material adjustments. If we are selected for future examinations that were to uncover incorrect tax positions, we could be subject to additional taxes, interest, and penalties.
Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.
We conduct operations worldwide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, operating results and cash flows.
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
Risks Related to Ownership of our Common Stock
The trading price of our common stock may be volatile.
The trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

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

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, the market price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrade our common stock or publish incorrect or unfavorable research about our business, the market price of our common stock would likely decline. In addition, if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause the market price of our stock or trading volume to decline.
The issuance of additional stock in connection with acquisitions, our stock incentive plans or otherwise will dilute all other stockholdings.
Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the vesting of restricted stock units or otherwise would dilute the percentage ownership held by existing investors.
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
Our principal offices are located in Santa Monica, California, where we occupy approximately 81,000 square feet of office space under one operating lease that expires in January 2019. We have additional established offices in Auckland, Hong Kong, London, Mumbai, Munich, Madrid, Paris, Rome, Sydney, Tel Aviv, and Tokyo to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations. Our foreign subsidiaries lease office space for their operations, including their local sales and professional services personnel.

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

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock and Related Stockholder Matters
Our common stock has been traded on the NASDAQ Global Market under the symbol “CSOD” since March 17, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Market.

	Fiscal 2012		Fiscal 2013
	High	Low	High	Low
First Quarter	$22.13	$17.58	$35.29	$29.84
Second Quarter	23.81	18.26	45.67	31.35
Third Quarter	30.94	22.33	54.60	43.90
Fourth Quarter	32.33	26.03	53.31	45.55
Holders of Record
As of January 31, 2014 there were 44 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from March 17, 2011 through December 31, 2013 with (ii) the cumulative total return of the NASDAQ Global Market Index and (iii) the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 17, 2011 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND*

*	Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

	March 17, 2011	December 31, 2011	December 31, 2012	December 31, 2013
Cornerstone OnDemand	$100.00	$95.65	$154.85	$279.55
NASDAQ Global Market Index	$100.00	$86.60	$100.04	$166.92
NASDAQ Computer & Data Processing Index	$100.00	$101.97	$114.69	$151.33
The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Equity Compensation Plan Information
The information required by this item will be included under the caption “Equity Compensation and Plan Information” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
The statement of operations data for the three years ended December 31, 2013, 2012, and 2011 and the balance sheet data at December 31, 2013 and 2012, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the two years ended December 31, 2010 and 2009 and the balance sheet data at December 31, 2011, 2010 and 2009, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.
The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated statements of operations data:
Gross revenue(1)	$185,129	$117,914	$75,522	$46,608	$29,322
Common stock warrant charge(1)	—	—	(2,500)	(2,877)	—
Net revenue	185,129	117,914	73,022	43,731	29,322
Cost of revenue	53,548	34,591	21,285	14,280	8,676
Gross profit	131,581	83,323	51,737	29,451	20,646
Operating expenses:
Sales and marketing	109,737	73,563	45,773	28,134	18,886
Research and development	21,260	14,886	10,149	5,602	2,791
General and administrative	33,572	25,912	15,122	8,555	4,329
Amortization of certain acquired intangible assets	1,004	739	—	—	—
Total operating expenses	165,573	115,100	71,044	42,291	26,006
Loss from operations	(33,992)	(31,777)	(19,307)	(12,840)	(5,360)
Other income (expense):
Interest income (expense) and other income (expense), net	(6,562)	(402)	(1,853)	(1,320)	(813)
Change in fair value of preferred stock warrant liabilities(2)	—	—	(42,559)	(34,073)	(2,147)
Loss before provision for income taxes	(40,554)	(32,179)	(63,719)	(48,233)	(8,320)
Income tax benefit (provision)	128	789	(181)	(137)	(72)
Net loss	$(40,426)	$(31,390)	$(63,900)	$(48,370)	$(8,392)
Accretion of redeemable preferred stock	—	—	(5,208)	(8,235)	(2,072)
Net loss attributable to common stockholders	$(40,426)	$(31,390)	$(69,108)	$(56,605)	$(10,464)
Net loss per share attributable to common stockholders, basic and diluted(3)	$(0.79)	$(0.63)	$(1.74)	$(6.15)	$(1.24)
Weighted average common shares outstanding, basic and diluted	51,427	49,929	39,824	9,206	8,467

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

(3)	See Note 2 and Note 4 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$109,583	$76,442	$85,409	$7,067	$8,061
Property and equipment, net	14,436	7,947	3,663	3,976	2,229
Working capital, excluding deferred revenue	369,499	115,294	112,094	18,889	14,399
Total assets	451,355	171,834	135,362	42,894	27,017
Debt, current portion	519	916	265	14	2,014
Deferred revenue, current and non-current portion	138,822	92,252	55,880	33,818	19,507
Capital lease obligations, net of current portion	218	1,227	1,056	1,523	1,158
Debt, net of current portion	218,357	1,836	409	8,705	4,045
Preferred stock warrant liabilities	—	—	—	39,756	5,683
Convertible preferred stock	—	—	—	42,089	33,854
Total stockholders’ equity (deficit)	52,895	46,648	62,460	(97,231)	(45,378)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We are a leading global provider of comprehensive talent management solutions delivered as software-as-a-service, or SaaS. We enable organizations to meet the challenges they face in empowering their people and maximizing the productivity of their human capital. These challenges include hiring and developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders and enabling an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content.
Our core solution is a comprehensive and integrated cloud-based suite consisting of four integrated clouds for recruiting, learning, performance, and extended enterprise. Clients can purchase these clouds individually and easily add and integrate additional clouds at any time. We offer a number of cross-cloud tools for analytics and reporting, employee profile management, employee on-boarding and e-learning content aggregation. We also provide consulting services for configuration and training for our core solution as well as third-party e-learning content for use with the solution. We target our sales and marketing efforts for these four integrated clouds to large and mid-sized clients with 400 or more employees, and our core solution can be used in multiple industry vertical segments. After the initial purchase of our core solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional clouds, broaden the deployment of the solution across their organizations and increase usage of the solution over time. We currently have over 1,600 clients who use our core solution to empower more than 14 million users across 191 countries and 41 languages. For 2013 and 2012, no single client or distributor accounted for more than 10% of our revenue. The number of clients using our core solution has grown from 105 at December 31, 2007 to 805 at December 31, 2011 to 1,237 at December 31, 2012 and to 1,631 at December 31, 2013.
In addition to our core solution, we also offer Cornerstone Small Business, or CSB, a cloud-based talent management solution that is targeted to clients with less than 400 employees. We also offer Cornerstone for Salesforce, a cloud-based talent management solution developed natively on the Salesforce.com platform, which allows organizations to provide seamless access to sales enablement and just-in-time training from within the Salesforce.com platform. We currently do not include the number of clients and users of our CSB and Cornerstone for Salesforce solutions in our client and user key metrics as we believe the client and user count metrics for our core solution gives a better indication of our overall performance.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our core solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $185.1 million for the year ended December 31, 2013 from $117.9 million for the same period in 2012.
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
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we continue to improve the existing functionality for our solutions. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of our growth. In addition, to the extent that we make additional strategic acquisitions in the future, like our acquisition of Sonar, our investments in operations may increase.
Our operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Annual Report on Form 10-K, such factors include:

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

•
Revenue. We generally recognize subscription revenue over the contract period, and as a result of our revenue recognition policy and the seasonality of when we enter into new client agreements, revenue from client agreements signed in the current period may not be fully reflected in the current period. As a result, revenue increases period over period are primarily from contracts that existed prior to the beginning of that period. Gross revenue in the year ended December 31, 2011, excludes the impact of a non-cash reduction of revenue related to a common stock warrant issued to ADP of $2.5 million. Net revenue for the year ended December 31, 2011 was impacted by this non-cash reduction of revenue. There were no such reductions of revenue in the years ended December 31, 2013 and 2012, and as such, net revenue was equal to gross revenue for those periods.

•
Bookings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than from new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track bookings, which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance to calculate bookings so it better reflects new business activity in the period as evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional clouds to existing clients, the addition of incremental users by existing clients and client renewals. We excluded the non-cash reduction of revenue related to the issuance of common stock warrants in the second quarter of 2011 because these charges did not relate to sales activity in that period, and we did not consider the issuance of such warrants to have been indicative of our core operating performance. Bookings are affected by our billing terms, and any changes in those billing terms may shift bookings between periods. Due to the seasonality of our sales, bookings growth is inconsistent from quarter to quarter throughout a calendar year. For a reconciliation of bookings to revenue, please see “Results of Operations – Revenue and Metrics.”

•
Annual dollar retention rate. We define annual dollar retention rate as the implied monthly recurring revenue under client agreements at the end of a fiscal year, divided by the implied monthly recurring revenue, for that same client base, at the end of the prior fiscal year and excluding implied monthly recurring revenue from clients of our CSB and Cornerstone for Salesforce solutions. This ratio does not reflect implied monthly recurring revenue for new clients added between the end of the prior fiscal year and the end of the current fiscal year. Beginning in 2013, incremental sales up to and not exceeding the original renewal amount to the existing client base are included in this ratio. We define implied monthly recurring revenue as the total amount of minimum recurring revenue to which we have a contractual right under each of our client agreements over the entire term of the agreement, but excluding non-recurring support, consulting and maintenance fees, divided by the number of months in the term of the agreement. Implied monthly recurring revenue is substantially comprised of subscriptions to our core solution. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to increase as a result of our investments in marketable securities, which include corporate and agency bonds, in the year ended December 31, 2013.

•
Interest Expense. Interest expense consists primarily of interest expense from our promissory notes, convertible debt, capital lease payments, accretion of debt discount, and amortization of debt issuance costs.

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

•
Withdrawn Secondary Offering Expense. On July 20, 2011, we filed a Registration Statement on Form S-1 in connection with a proposed secondary offering of shares of our common stock. On August 8, 2011, pursuant to Rule 477 under the Securities Act of 1933, as amended, we requested that the Securities and Exchange Commission consent to the withdrawal of the Registration Statement. During the year ended December 31, 2011, we incurred expenses of approximately $0.6 million in connection with the proposed secondary offering.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Income Tax Benefit (Provision)
The income tax benefit is related to amortization of deferred tax liabilities assumed as part of the Sonar acquisition, partially offset by minimum and franchise state taxes and foreign taxes. As we have historically recorded a full valuation allowance against our United States and United Kingdom net deferred tax assets, we have not historically recorded a provision for United States and United Kingdom income taxes. Certain foreign subsidiaries and branches of ours provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected.
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
We are not generally able to determine VSOE or TPE for our deliverables because we sell them separately and within a sufficiently narrow price range only infrequently, and because we have determined that there are no third-party offerings reasonably comparable to our solutions. Accordingly, we determine the selling prices of subscriptions to our solutions, consulting services and e-learning content based on BESP. In determining BESP for subscriptions to our solutions, we consider the size of client arrangements, as measured by number of users; whether the sales were made by our direct sales team or distributors; and whether the sales are to a domestic or an international client. We group sales of our solutions into multiple categories based on these criteria. We then compute an average selling price for each group. This average selling price represents our BESP for that type of client arrangement. For consulting services, we analyze both bundled arrangements that include subscriptions to our solutions and consulting services, as well as standalone purchases of different types of consulting services made subsequent to the original subscription. For these consulting services arrangements, we then examine the actual rate per hour we charge or, for fixed fee arrangements, the implied average rate per hour based on the fixed fee divided by the estimated hours to complete the service. The BESP is then the product of this average rate per hour and our estimate of the hours needed to complete the services. In evaluating and arriving at BESP for consulting services, we also consider the reasonableness of the implied gross margins, as indicated by our internal costs to deliver such services, as well as comparisons to rates per hour for information technology consulting services in our industry generally. For e-learning content, we estimate BESP by reviewing fees for content in order to establish an average annual fee per user that reflects the cost we incur to acquire the related content from third-party providers. Additionally, we estimate BESP by reviewing fees for content-hosting by reviewing the selling price of gigabytes sold in order to establish a fee on a per user or bandwidth basis.
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
In addition, we issued performance shares that are dependent on performance goals, established by the Board of Directors, for a predetermined period. The fair value of each performance unit and performance share awarded is equal to the fair market value of the Company’s common stock at the close of the applicable performance period.

Information related to our stock-based compensation activity, including weighted-average grant date fair values and associated Black-Scholes option-pricing model assumptions associated with time-based options, is as follows:

	Year Ended December 31,
	2013	2012	2011
Stock options granted (in thousands)	2,394	2,553	1,674
Weighted-average exercise price	$43.32	$22.09	$13.21
Weighted-average grant date fair value per share of stock options granted	$21.52	$11.12	$7.12
Weighted-average Black-Scholes model assumptions:
Estimated fair value of common stock	$43.32	$22.09	$13.21
Estimated volatility	51.5%	53.9%	56.9%
Estimated dividend yield	—	—	—
Expected term (years)	6.0	5.8	6.0
Risk-free rate	1.5%	1.0%	1.7%
As of December 31, 2013, we had approximately $59.6 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, relating to stock options that we expect to recognize over a weighted-average period of approximately 2.7 years. Unrecognized compensation expense related to nonvested restricted stock units was $8.7 million at December 31, 2013, which is expected to be recognized as expense over the weighted-average period of 2.3 years. Additionally, during 2012, we granted certain employees performance based options and performance based restricted stock units. As of December 31, 2013, we estimate that stock options to purchase 53,714 shares of common stock and 12,892 restricted stock units are probable of vesting. Unrecognized compensation expense related to performance based options and units was $0.4 million at December 31, 2013, which is expected to be recognized as expense over the weighted-average period of 2.0 years. The amount of compensation cost relating to performance awards may change in future periods to the extent that another target level becomes probable of achievement.
Stock-based compensation expense is expected to increase in 2014 compared to 2013 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
Allowance for Doubtful Accounts
On a quarterly basis we evaluate the need to establish an allowance for doubtful accounts, by analyzing our clients’ creditworthiness. Our evaluation and analysis includes specific identification and review of all outstanding accounts receivable balances, review of our historical collection experience with each client, and consideration of overall economic conditions, as well as of any specific facts and circumstances that may indicate that a specific client receivable is not collectible. We make judgments as to our ability to collect outstanding receivables and establish an allowance when collection becomes doubtful. At December 31, 2013 and 2012, our allowance for doubtful accounts was $1.0 million and $0.5 million, respectively, based on our evaluation and analysis. If our future actual collections are lower than expected, our cash flows and future results of operations could be negatively impacted.
Capitalized Software Costs
We capitalize the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of our solutions, when the preliminary project stage is completed, management has decided to make the project a part of a future offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with, and who devote time to, internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to our solutions are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of typically three years, commencing when the software is ready for its intended use.

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
As part of the annual impairment test, we conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct the first step of a two-step impairment test. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. Fair value is determined using a discounted cash flow method and/or prevailing earnings multiples for the reporting unit. The use of discounted cash flows requires the use of various economic, market and business assumptions in developing our internal forecasts, the useful life over which cash flows will occur, and determination of our weighted average cost of capital that reflect our best estimates when performing the annual impairment test. Judgment is required in selecting relevant earnings multiples.
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
All our goodwill is allocated to the CSB reporting unit. Based on the results of the annual impairment test, the fair value of the reporting unit exceeded its carrying value by a significant amount and therefore no impairment of goodwill existed at December 31, 2013. However, if we are unable to achieve our internal forecasts, future impairment could occur.
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
We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in the years ended December 31, 2013 and 2012.

Investments in Marketable Securities
Our available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If we determine that an other-than-temporary decline has occurred for debt securities that we do not then currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2013, we had $199.9 million of short-term investments in marketable securities.
Senior Convertible Notes
In accounting for senior convertible notes (the “Notes”) at issuance, we separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification.
Income Taxes
We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our United States and United Kingdom net deferred tax assets to zero, because we have determined that it is not more likely than not that any of our United States and United Kingdom net deferred tax assets will be realized. If in the future we determine that we will be able to realize any of our United States and United Kingdom net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.
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

	Year Ended December 31,
	2013	2012	2011
Gross revenue(1)	$185,129	$117,914	$75,522
Common stock warrant charge(1)	—	—	(2,500)
Net revenue	185,129	117,914	73,022
Cost of revenue	53,548	34,591	21,285
Gross profit	131,581	83,323	51,737
Operating expenses:
Sales and marketing	109,737	73,563	45,773
Research and development	21,260	14,886	10,149
General and administrative	33,572	25,912	15,122
Amortization of certain acquired intangibles	1,004	739	—
Total operating expenses	165,573	115,100	71,044
Loss from operations(1)	(33,992)	(31,777)	(19,307)
Other income (expense):
Interest expense, net	(6,206)	(442)	(882)
Change in fair value of preferred stock warrant liabilities	—	—	(42,559)
Withdrawn secondary offering expense	—	—	(555)
Other, net	(356)	40	(416)
Other income (expense), net	(6,562)	(402)	(44,412)
Loss before income tax benefit (provision)	(40,554)	(32,179)	(63,719)
Income tax benefit (provision)	128	789	(181)
Net loss	$(40,426)	$(31,390)	$(63,900)

(1)
During the second quarter of 2011, we recorded a $2.5 million reduction of revenue associated with common stock warrants. There were no such reductions of revenue in any other periods presented. We have presented gross revenue excluding non-cash common stock warrant charges, because these charges do not relate to sales activity in the period, and we do not consider the issuance of warrants to be indicative of our core operating performance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Offsets to Revenue” for additional information about common stock warrants that are accounted for as reductions of revenue.

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Year Ended December 31,
	2013	2012	2011
Net revenue (in thousands)	$185,129	$117,914	$73,022
Gross revenue (in thousands)	$185,129	$117,914	$75,522
Bookings (in thousands)	$231,699	$154,286	$97,584
Annual dollar retention rate	94.6%	94.3%	94.9%
Number of clients	1,631	1,237	805
Number of users (in millions)	14.1	10.6	7.5

Net and gross revenue increased $67.2 million, or 57%, for the year ended December 31, 2013 as compared to the same period in 2012. The increase was primarily the result of a $45.0 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2013. In addition, net and gross revenue increased by $22.2 million from the acquisition of new clients during the year ended December 31, 2013.
Net revenue increased by $44.9 million, or 61%, for the year ended December 31, 2012 as compared to the same period in 2011. Gross revenue increased $42.4 million, or 56%, for the year ended December 31, 2012 as compared to the same period in 2011. The increase in net and gross revenue was primarily the result of a $27.9 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2012. In addition, net and gross revenue increased by $14.5 million from the acquisition of new clients during the year ended December 31, 2012 and net revenue also increased by $2.5 million from the reduction of revenue related to a non-cash charge for a common stock warrant issued during the second quarter of 2011. See “—Critical Accounting Policies and Estimates—Fair Value of Warrants” for further discussion of common stock warrants accounted for as reductions of revenue.
Net and gross revenue generated in the United States was $129.0 million, or 70%, of total revenue for the year ended December 31, 2013 as compared to $81.8 million, or 69%, for the same period in 2012, resulting in a 58% increase. Net and gross revenue generated outside of the United States was $56.1 million, or 30%, of total revenue for the year ended December 31, 2013 as compared to $36.1 million, or 31%, for the same period in 2012, resulting in a 56% increase. Revenue generated outside of the United States increased primarily due to an increase in our sales efforts internationally. Net and gross revenue generated in the United States increased $47.1 million and revenue generated outside of the United States increased $20.1 million for the year ended December 31, 2013 as compared to the same period in 2012.
Net revenue in the United States for 2011 was impacted by the $2.5 million in reduction of revenue related to the common stock warrants described above. Net revenue in the United States increased by $31.0 million, or 61%, in 2012 as compared to 2011, while international net and gross revenue, increased by $13.9 million, or 63%. Gross revenue in the United States increased by $28.5 million, or 53%, in 2012 as compared to 2011. As a percentage of total net revenue, international net revenue accounted for 31% in 2012 as compared to 30% in 2011. As a percentage of total gross revenue, international gross revenue accounted for 31% in 2012 as compared 29% in 2011.
Bookings increased $77.4 million, or 50% for the year ended December 31, 2013 as compared to the same period in 2012, reflecting the increase in revenue for the period, and an increase in deferred revenue at December 31, 2013 from December 31, 2012 compared to the increase at December 31, 2012 from December 31, 2011. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition generally of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Year Ended December 31, 2013
Gross revenue		$185,129
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at December 31, 2013	138,822
Change in deferred revenue		46,570
Bookings		$231,699
	Deferred Revenue Balance	Year Ended December 31, 2012
Gross revenue		$117,914
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at December 31, 2012	92,252
Change in deferred revenue		36,372
Bookings		$154,286
	Deferred Revenue Balance	Year Ended December 31, 2011
Gross revenue		$75,522
Deferred revenue at December 31, 2010	$33,818
Deferred revenue at December 31, 2011	55,880
Change in deferred revenue		22,062
Bookings		$97,584
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
Our number of clients increased by 32% at December 31, 2013 compared to December 31, 2012. Our number of users increased by 33% at December 31, 2013 compared to December 31, 2012. The increase in the number of clients and users is representative of continued growth of the business during the current year.
Cost of Revenue and Gross Margin

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Cost of revenue	$53,548	$34,591	$21,285
Gross profit	$131,581	$83,323	$51,737
Gross margin	71%	71%	71%
Cost of revenue increased $19.0 million, or 55%, in 2013 as compared to 2012, attributable to $8.2 million in increased costs related to outsourced consulting services, $6.0 million in increased employee-related costs due to higher headcount, $1.4 million in increased amortization of capitalized software, and $1.2 million in increased reseller and referral fees, in each case to service our existing clients and support our continued growth. We also incurred $0.8 million in increased third-party content costs and $0.7 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs. The remaining increase relates to various other costs associated with generating revenue from our clients.

Cost of revenue increased $13.3 million, or 63%, in 2012 as compared to 2011, attributable to $6.5 million in increased employee-related costs due to higher headcount, $2.0 million in increased costs related to outsourced consulting services, and $1.2 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, in each case to service our existing clients and support our continued growth. We also incurred $1.0 million in increased amortization of capitalized software, $0.8 million in increased reseller and referral fees and $0.6 million in increased amortization of developed technology related to intangible assets acquired in connection with our acquisition of Sonar Limited. The remaining increase relates to various other costs associated with generating revenue from our clients.
Sales and Marketing

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Sales and marketing	$109,737	$73,563	$45,773
Percent of net revenue	59%	62%	63%
Sales and marketing expenses increased $36.2 million, or 49%, in 2013 as compared to 2012. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at December 31, 2013 increased compared to December 31, 2012, contributing to an increase in employee-related costs of $24.0 million. In addition, we incurred increased costs associated with outsourced marketing programs and events of $4.3 million, increased travel costs associated with our direct sales teams of $3.5 million, overhead costs, such as rent, IT costs, and depreciation and amortization, of $2.2 million, and increased costs associated with the use of sales contractors in Asia and Latin America of $1.2 million. Sales and marketing expenses are expected to increase with the growth of our company and decrease as a percentage of revenue due to the increased leverage of our sales teams.
Sales and marketing expenses increased $27.8 million, or 61%, in 2012 as compared to 2011. The increase was attributable to the expansion of our sales force and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at December 31, 2012 increased compared to December 31, 2011, contributing to an increase in employee-related costs of $19.6 million. In addition, we incurred increased overhead costs, such as rent, IT costs, and depreciation and amortization, of $2.5 million, increased costs associated with outsourced marketing programs and events of $2.5 million, and increased travel costs associated with our direct sales teams of $1.9 million.
Research and Development

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Research and development	$21,260	$14,886	$10,149
Percent of net revenue	11%	13%	14%
Research and development expenses increased $6.4 million, or 43%, in 2013 as compared to 2012. The increase was principally due to an increase in research and development headcount at December 31, 2013 compared to December 31, 2012 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $5.9 million. The remaining increases relate to allocated overhead costs.
Research and development expenses increased $4.7 million, or 47%, in 2012 as compared to 2011. The increase was principally due to an increase in research and development headcount at December 31, 2012 compared to December 31, 2011 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $3.0 million. The remaining increases relate to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.9 million, $5.7 million and $3.3 million of software development costs and amortized $4.3 million, $2.8 million and $1.9 million in 2013, 2012 and 2011, respectively.
General and Administrative

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
General and administrative	$33,572	$25,912	$15,122
Percent of net revenue	18%	22%	21%
General and administrative expenses increased $7.7 million, or 30%, in 2013 as compared to 2012. The increase was driven by higher costs to support our growing business. We incurred increased employee-related costs of $4.6 million as a result of increased headcount and stock-based compensation awards at December 31, 2013 compared to December 31, 2012. In addition, we incurred increased software license subscription fees of $1.6 million. General and administrative expenses are expected to increase with the growth of our company.
General and administrative expenses increased $10.8 million, or 71%, in 2012 as compared to 2011. The increase was driven by higher employee-related costs to support our growing business. We incurred increased employee-related costs of $5.8 million as a result of increased headcount and stock-based compensation awards at December 31, 2012 compared to December 31, 2011. In addition, we incurred increased professional fees of $2.3 million for accounting, audit, legal and tax services, increased subscription fees of $0.6 million, and increased expenses related to travel and entertainment of $0.6 million.
Amortization of certain acquired intangible assets

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Amortization of certain acquired intangible assets	$1,004	$739	$—
Amortization of acquired intangibles increased $0.3 million for the year ended December 31, 2013 as compared to the same period in 2012 due to the amortization of intangible assets acquired through the April 2012 acquisition of Sonar.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at December 31, 2013 (in thousands):

2014	$2,078
2015	1,840
2016	555
2017	146
2018	13
Total	$4,632
Estimated remaining amortization expense of $1.2 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 will be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.

Other Income (Expense)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Interest income	$357	$—	$20
Interest expense	(6,563)	(442)	(902)
Change in fair value of preferred stock warrant liabilities	—	—	(42,559)
Withdrawn secondary offering expense	—	—	(555)
Other, net	(356)	40	(416)
Other income (expense), net	$(6,562)	$(402)	$(44,412)
Interest income for the year ended December 31, 2013 increased by $0.4 million as compared to the same period in 2012 due to the interest income earned on purchase of investment securities net of purchased premium amortization in the year ended December 31, 2013.
Interest expense for the year ended December 31, 2013 increased $6.1 million as compared to the same period in 2012 due to accretion of debt discount and the amortization of debt issuance costs of $4.3 million and interest expense of $2.0 million for the convertible notes issued in June 2013. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
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
Other, net is comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans. Foreign exchange gains and losses for the years ended December 31, 2013, 2012 and 2011, respectively, were primarily driven by fluctuations in the British Pound and Euro in relation to the U.S. Dollar.
Income Tax Benefit (Provision)

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Income tax benefit (provision)	$128	$789	$(181)
We have recorded a full valuation allowance against our United States and United Kingdom net deferred tax assets and therefore have not recorded a benefit (provision) for income taxes for any of the periods presented, other than provisions for certain foreign income taxes. During the years ended December 31, 2013 and 2012, we recorded an income tax benefit primarily due to the amortization of deferred tax liabilities assumed as part of the Sonar acquisition.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our consolidated balance sheet as of December 31, 2013.

At December 31, 2013, our principal sources of liquidity were $109.6 million of cash and cash equivalents, short-term investments of $199.9 million, and $67.2 million of accounts receivable.
We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our solution. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds or utilize our cash resources. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net cash provided by operating activities	$17,431	$10,294	$1,832
Net cash used in investing activities	(213,445)	(19,581)	(3,885)
Net cash provided by financing activities	228,928	312	80,639
Net Cash Provided by Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities of $17.4 million during 2013 was a result of the continued growth of our business and our continued investments for further growth. In the year ended December 31, 2013, $32.2 million, or 80%, of our net loss of $40.4 million consisted of non-cash items, including $20.8 million of stock-based compensation, $9.7 million of depreciation and amortization, and $4.3 million of accretion of debt discount and amortization of debt issuance costs. These non-cash expenses were partially offset by a purchased premium of $2.0 million related to investment securities, net of amortization.
Cash provided by operating activities includes a $45.2 million increase in deferred revenue due to increased billings during the year ended December 31, 2013, a $6.8 million increase in accrued liabilities primarily due to the timing of payments, an increase in accounts payable of $5.1 million attributable to increased expenses associated with our growth, and an increase in other liabilities of $0.7 million. Cash provided by operating activities is partially offset by a $19.0 million increase in accounts receivable attributable to higher billings in the fiscal year 2013 due to an increased number of clients, a $7.1 million increase in deferred commissions due to increased sales, and a $6.1 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors.
Cash provided by operating activities during 2012 of $10.3 million was a result of the continued growth of our business and our ability to bill and collect from our customers, partially offset by our continued investments for further growth. In the year ended December 31, 2012, $18.2 million, or 58%, of our net loss of $31.4 million consisted of non-cash items, including $12.2 million of stock-based compensation and $7.0 million of depreciation and amortization. These non-cash expenses were partially offset by a non-cash deferred tax benefit of $1.0 million. Cash provided by operating activities includes a $35.3 million increase in deferred revenue due to increased billings during the year ended December 31, 2012, a $6.3 million increase in accrued liabilities primarily due to the timing of payments, and an increase in other liabilities of $3.7 million. Cash provided by operating activities is partially offset by a $12.3 million increase in accounts receivable attributable to higher billings in the fiscal year 2012 due to an increased number of clients, a $5.7 million increase in deferred commissions due to increased sales and a change in our commission plan payment schedule during the period, and a $4.2 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors.
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
We used $213.4 million of cash in investing activities in the year ended December 31, 2013, primarily due to $204.0 million in purchases of investment securities, $8.8 million in purchases of additional equipment, and $6.9 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $6.2 million increase related to cash received from the maturities and sales of investment securities. Our investments in fixed assets consisted of $10.1 million in corporate office renovations, purchases of additional furniture and equipment for our expanding infrastructure and work force, which were primarily financed through $0.1 million in capital leases and other financing arrangements, $8.8 million in cash, and $1.2 million through our accounts payable and accrued expenses.
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

Net Cash Provided by Financing Activities
Cash provided by financing activities of $228.9 million in the year ended December 31, 2013 was primarily due to proceeds from the Notes of $245.7 million and proceeds from the issuance of warrants of $23.2 million, and proceeds from stock option exercises of $13.4 million. These proceeds were partially offset by our payment for the convertible note hedges of $49.5 million and repayment of our credit facility of $4.0 million.
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
Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, leases for our office space, computer equipment, furniture and fixtures, contractual commitments for professional service projects and third party consulting firms. The following table summarizes our contractual obligations at December 31, 2013 (in thousands):

		Year Ending December 31,
	Total	2014	2015	2016	2017	2018	Thereafter
Long-term debt obligations including interest	$271,052	$2,466	$4,191	$3,805	$3,795	$256,795	$—
Capital lease obligations	1,164	943	217	4	—	—	—
Operating lease obligations	26,778	4,938	5,042	5,365	5,511	5,512	410
Other contractual obligations(1)	47,199	16,034	16,242	3,810	3,810	3,810	3,493
	$346,193	$24,381	$25,692	$12,984	$13,116	$266,117	$3,903
(1) Other contractual obligations include agreements with various third party service providers whereby we have committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for our clients.
At December 31, 2013, liabilities for unrecognized tax benefits of $0.3 million which are attributable to foreign income taxes and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.
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
During 2013, we amended a standby letter of credit in association with a building lease and signed a standby letter of credit for a contractual arrangement in Israel. In addition, we maintain standby letters of credit in association with other contractual arrangements. The total amount outstanding is $1.5 million at December 31, 2013.

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
Interest Rate Risk
At December 31, 2013, we had cash and cash equivalents of $109.6 million and short-term investments of $199.9 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, and money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies to a lesser extent. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Canada, China, Denmark, Hong Kong, India, Israel, Italy, Japan, New Zealand, and Sweden. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the remeasurement of U.S. Dollar denominated intercompany loans by our overseas subsidiaries.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2013, including our intercompany loans with our UK subsidiary, would result in a foreign currency loss of approximately $3.8 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Cornerstone OnDemand, Inc. and its subsidiaries (the “Company”) at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits (which were integrated audits in 2013 and 2012). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 26, 2014

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2013	December 31, 2012
Assets
Cash and cash equivalents	$109,583	$76,442
Short-term investments	199,925	—
Accounts receivable, net	67,191	47,528
Deferred commissions	16,634	9,354
Prepaid expenses and other current assets	14,118	8,249
Total current assets	407,451	141,573
Capitalized software development costs, net	10,665	7,007
Property and equipment, net	14,436	7,947
Intangible assets, net	4,632	6,887
Goodwill	8,193	8,193
Other assets, net	5,978	227
Total Assets	$451,355	$171,834
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$10,037	$4,849
Accrued expenses	22,288	14,986
Deferred revenue, current portion	135,322	87,759
Capital lease obligations, current portion	905	1,643
Debt, current portion	519	916
Other liabilities	4,203	3,885
Total current liabilities	173,274	114,038
Convertible notes, net	217,965	—
Other liabilities, non-current	3,111	3,592
Deferred revenue, net of current portion	3,500	4,493
Capital lease obligations, net of current portion	218	1,227
Debt, net of current portion	392	1,836
Total liabilities	398,460	125,186
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 52,470 and 50,690 shares issued and outstanding at December 31, 2013 and 2012	5	5
Additional paid-in capital	289,307	242,767
Accumulated deficit	(236,467)	(196,041)
Accumulated other comprehensive income (loss)	50	(83)
Total stockholders’ equity	52,895	46,648
Total Liabilities and Stockholders’ Equity	$451,355	$171,834
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2013	2012	2011
Revenue (net of a $2,500 reduction of revenue in 2011 relating to common stock warrants)	$185,129	$117,914	$73,022
Cost of revenue	53,548	34,591	21,285
Gross profit	131,581	83,323	51,737
Operating expenses:
Sales and marketing	109,737	73,563	45,773
Research and development	21,260	14,886	10,149
General and administrative	33,572	25,912	15,122
Amortization of certain acquired intangible assets	1,004	739	—
Total operating expenses	165,573	115,100	71,044
Loss from operations	(33,992)	(31,777)	(19,307)
Other income (expense):
Interest income	357	—	20
Interest expense	(6,563)	(442)	(902)
Change in fair value of preferred stock warrant liabilities	—	—	(42,559)
Withdrawn secondary offering expense	—	—	(555)
Other, net	(356)	40	(416)
Other income (expense), net	(6,562)	(402)	(44,412)
Loss before income tax benefit (provision)	(40,554)	(32,179)	(63,719)
Income tax benefit (provision)	128	789	(181)
Net loss	$(40,426)	$(31,390)	$(63,900)
Accretion of redeemable preferred stock	—	—	(5,208)
Net loss attributable to common stockholders	$(40,426)	$(31,390)	$(69,108)
Net loss per share attributable to common stockholders, basic and diluted	$(0.79)	$(0.63)	$(1.74)
Weighted average common shares outstanding, basic and diluted	51,427	49,929	39,824
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Net loss	$(40,426)	$(31,390)	$(63,900)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	3	(273)	217
Net change in unrealized gains (losses) on investments	130	—	—
Other comprehensive income (loss), net of tax	133	(273)	217
Total comprehensive loss	$(40,293)	$(31,663)	$(63,683)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Shares	At Cost
Balance as of December 31, 2010	10,586	$1	—	$—	$597	$(97,802)	$(27)	$(97,231)
Accretion of preferred stock	—	—	—	—	(2,259)	(2,949)	—	(5,208)
Conversion of preferred stock to common stock	28,809	3	—	—	132,772	—	—	132,775
Issuance of common stock for the exercise of warrants to purchase common stock	898	—	—	—	474	—	—	474
Issuance of common stock upon initial public offering, net of issuance costs	7,500	1	—	—	86,852	—	—	86,853
Issuance of common stock to a non-profit organization	20	—	—	—	193	—	—	193
Issuance of common stock upon the exercise of options	1,461	—	—	—	1,017	—	—	1,017
Issuance of common stock warrants	—	—	—	—	2,500	—	—	2,500
Vesting of early exercised options	—	—	—	—	82	—	—	82
Tax withholding on net exercise of stock-based awards	—	—	—	—	(48)	—	—	(48)
Stock-based compensation	—	—	—	—	4,736	—	—	4,736
Net loss						(63,900)		(63,900)
Other comprehensive income, net of tax	—	—	—	—	—	—	217	217
Balance as of December 31, 2011	49,274	$5	—	$—	$226,916	$(164,651)	$190	$62,460
Issuance of common stock for the exercise of warrants to purchase common stock	130	—	—	—	208	—	—	208
Issuance of common stock upon the exercise of options	1,127	—	—	—	2,490	—	—	2,490
Vesting of early exercised options	—	—	—	—	55	—	—	55
Vesting of restricted stock units	112	—	—	—	—	—	—	—
Shares issued for acquisition of Sonar Limited	47	—	—	—	335	—	—	335

Stock-based compensation	—	—	—	—	12,763	—	—	12,763
Net loss	—	—	—	—	—	(31,390)	—	(31,390)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(273)	(273)
Balance as of December 31, 2012	50,690	$5	—	$—	$242,767	$(196,041)	$(83)	$46,648
Issuance of common stock upon the exercise of options	1,566	—	—	—	13,432	—	—	13,432
Vesting of early exercised options	—	—	—	—	28	—	—	28
Vesting of restricted stock units	214	—	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	21,769	—	—	21,769
Net change in unrealized gains on investments	—	—	—	—	—	—	130	130
Equity component of convertible notes	—	—	—	—	11,282	—	—	11,282
Net loss	—	—	—	—	—	(40,426)	—	(40,426)
Foreign currency translation adjustment	—	—	—	—	—	—	3	3
Balance as of December 31, 2013	52,470	$5	—	$—	$289,307	$(236,467)	$50	$52,895
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net loss	$(40,426)	$(31,390)	$(63,900)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	9,700	7,037	3,714
Accretion of debt discount and amortization of debt issuance costs	4,273	143	579
Purchased investment premium, net of amortization	(2,031)	—	—
Change in fair value of preferred stock warrant liabilities	—	—	42,559
Unrealized foreign exchange loss (gain)	242	(182)	460
Charges related to the issuance of common stock warrants to a distributor	—	—	2,500
Stock-based compensation expense	20,840	12,207	4,502
Withdrawn secondary offering expense	—	—	555
Non-cash charitable contribution of common stock	—	—	193
Deferred income taxes	(865)	(965)	—
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(19,046)	(12,254)	(13,308)
Deferred commissions	(7,085)	(5,691)	(1,274)
Prepaid expenses and other assets	(6,057)	(4,188)	(1,804)
Accounts payable	5,082	190	915
Accrued expenses	6,828	6,325	3,314
Deferred revenue	45,230	35,327	22,161
Other liabilities	746	3,735	666
Net cash provided by operating activities	17,431	10,294	1,832
Cash flows from investing activities:
Purchases of investments	(203,959)	—	(34,079)
Maturities of investments	6,182	—	34,000
Purchases of property and equipment	(8,762)	(2,123)	(784)
Capitalized software costs	(6,906)	(5,030)	(3,022)
Cash paid for acquisition, net of cash acquired	—	(12,428)	—
Net cash used in investing activities	(213,445)	(19,581)	(3,885)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	245,664	—	—
Payments for convertible note hedges	(49,537)	—	—
Proceeds from the issuance of warrants	23,225	—	—
Proceeds from initial public offering, net of underwriting discounts and commissions	—	—	90,539
Payments of initial public offering costs	—	—	(3,436)
Proceeds from issuance of preferred stock upon warrant exercises	—	—	3,163
Payments of withdrawn secondary offering costs	—	—	(555)
Proceeds from the issuance of debt	1,914	1,043	669
Repayment of debt	(4,038)	(1,510)	(9,207)
Principal payments under capital lease obligations	(1,747)	(1,919)	(1,977)
Proceeds from stock option and warrant exercises	13,447	2,698	1,491

Payment of withholding tax on net exercise of stock-based awards	—	—	(48)
Net cash provided by financing activities	228,928	312	80,639
Effect of exchange rate changes on cash and cash equivalents	227	8	(244)
Net increase (decrease) in cash and cash equivalents	33,141	(8,967)	78,342
Cash and cash equivalents at beginning of period	76,442	85,409	7,067
Cash and cash equivalents at end of period	$109,583	$76,442	$85,409
Supplemental cash flow information:
Cash paid for interest	$2,294	$341	$543
Cash paid for income taxes	$485	$103	$104
Non-cash investing and financing activities:
Conversion of convertible preferred stock to common stock	$—	$—	$132,775
Assets acquired under capital leases and other financing arrangements	$88	$3,722	$1,131
Common stock issued for business acquisition	$—	$335	$—
Capitalized assets financed by accounts payable and accrued expenses	$1,175	$693	$25
Capitalized stock-based compensation	$941	$556	$234
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
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
The Company’s solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include hiring and developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. Management has determined that it operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the Company’s chief operating decision maker.
The Company also offers Cornerstone Small Business, a talent management solution for small businesses and Cornerstone for Salesforce, a cloud-based talent management solution developed on the Salesforce.com platform which allows organizations to provide access to sales enablement and just-in-time training from within Salesforce.
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Auckland, Hong Kong, London, Madrid, Mumbai, Munich, Paris, Rome, Sydney, Tel Aviv, and Tokyo.

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
On an on-going basis, management evaluates its estimates, including among others those related to: (i) the realization of tax assets and estimates of tax liabilities, (ii) the recognition and disclosure of contingent liabilities, (iii) the collectability of accounts receivable, (iv) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (v) fair values of investments in marketable securities, (vi) the assigned value of acquired assets and assumed liabilities in business combinations, (vii) the useful lives of property and equipment, capitalized software and intangible assets, (viii) impairment of long-lived assets, including goodwill, (ix) the amount and period of amortization of the commission payments to record to expense in proportion to the revenue that is recognized, and (x) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and warrants. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with the allocation of the purchase price in business combinations and, prior to the Company's IPO in March 2011, the Company engaged third-party valuation specialists to assist with estimates related to the valuation of its preferred and common stock. Such estimates required the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.

Withdrawn Secondary Offering
On July 20, 2011, in connection with a proposed secondary offering of shares of common stock by the Company and certain existing stockholders (“the secondary offering”), the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission (“SEC”). On August 8, 2011, pursuant to Rule 477 promulgated under the Securities Act of 1933, as amended, the Company requested that the SEC consent to the withdrawal of the Registration Statement, including all amendments and exhibits. During the year ended December 31, 2011, the Company incurred expenses of approximately $0.6 million in connection with the proposed secondary offering which were recorded in other, net, within other income (expense) in the Company’s statements of operations.
Reclassifications
Certain amounts in the consolidated cash flows at December 31, 2012 have been reclassified to conform to the current year presentation.
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
The Company performs valuations of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with fair values of assets and liabilities assumed in a business combination.
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. There were no transaction costs for the year ended December 31, 2013. Transaction costs were $0.7 million for the year ended December 31, 2012.
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
The Company may grant restricted stock under the 2010 Equity Incentive Plan (“2010 Plan”) (See Note 12). As the holders of the Company’s restricted stock under the 2010 Plan are both entitled to participate in dividends and earnings of the Company, the Company uses the two-class method in calculating earnings per share for periods in which the Company generates income. As restricted stock holders are not contractually obligated to share in the losses, no such allocation was made for any periods presented given the company’s net losses.
The two-class method requires net income to be allocated between the classes of stockholders, whether vested or unvested, based on their respective rights to receive dividends, whether or not declared.
Diluted loss per share attributable to common stockholders is based on the weighted-average number shares of common stock outstanding adjusted for the dilutive effect of share-based awards and the potential dilutive effect of warrants, convertible notes and convertible preferred stock. Diluted loss per share attributable to common stockholders is the same as basic loss per share attributable to common stockholders for all periods presented because the Company has reported net losses and the effects of including the potentially dilutive items were anti-dilutive.

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
For multiple-deliverable revenue arrangements, the Company first assesses whether each deliverable has value to the client on a standalone basis. The Company has determined that the solutions have standalone value, because, once access is given to a client, the solutions are fully functional and do not require any additional development, modification or customization. Consulting services have standalone value because third-party service providers, distributors or clients themselves can perform these services without the Company’s involvement. The consulting services assist clients with the configuration and integration of the Company’s solutions. The performance of these services generally does not require highly specialized or skilled individuals and are not essential to the functionality of the solutions.
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
The Company is generally not able to determine VSOE or TPE for its deliverables, because the deliverables are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Accordingly, the selling prices of subscriptions to the solutions and consulting services is based on BESP. The determination of BESP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature of the deliverables themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The determination of BESP is made through consultation with and formal approval by senior management. The Company updates its estimates of BESP on an ongoing basis as events and as circumstances may require.
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
For arrangements in which the Company resells third-party e-learning training content to clients or hosts client or third-party e-learning training content provided by the client, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. The Company recognizes third-party content revenue at the gross amount invoiced to clients when (i) the Company is the primary obligor, (ii) the Company has latitude to establish the price charged, and (iii) the Company bears the credit risk in the transaction. For arrangements involving the sale of third-party content, clients are charged for the content based on pay-per-use or a fixed rate for a specified number of users, and revenue is recognized at the gross amount invoiced as the content is delivered. For arrangements where clients purchase third-party content directly from a third-party vendor, or provide it themselves, and the Company integrates the content into a solution, the Company charges a fee per user or fee based on estimated bandwidth. In such cases, the fees are recognized at the net amount charged by the Company for hosting services as the content is delivered.
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
During the year ended December 31, 2011, the Company recorded a reduction of revenue of $2.5 million in connection with the issuance of warrants to ADP. The Company recorded the fair value of the warrants as reduction of revenue as the agreement provides ADP with the right to be the distributor of the Company’s services and the Company estimates that ADP will purchase additional services from the Company. See Note 11 for additional information about warrants under the ADP agreement.
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
Commission Payments
The Company defers commissions paid to its sales force because these amounts are recoverable from the future revenue from the non-cancelable client agreements that gave rise to the commissions. Commissions are deferred on the balance sheet and are amortized to sales and marketing expense over the term of the client agreement in proportion to the revenue that is recognized. Commissions are considered direct and incremental costs to client agreements and were generally paid in the periods the Company received payment from the client under the associated client agreement. Commencing in the fourth quarter of 2012, the Company pays commissions between 45 and 75 days after execution of the client agreement.
During the years ended December 31, 2013, 2012, and 2011, the Company deferred $22.8 million, $16.1 million and $7.7 million, respectively, of commissions on the balance sheet. During the years ended December 31, 2013, 2012, and 2011, the Company amortized $15.5 million, $10.3 million and $6.5 million to sales and marketing expense, respectively. As of December 31, 2013 and 2012, deferred commissions on the Company’s consolidated balance sheets totaled $16.6 million and $9.4 million, respectively.
Research & Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred. The Company's research and development expenses were $21.3 million in 2013, $14.9 million in 2012, and $10.1 million in 2011.
Advertising
Advertising expenses for 2013, 2012, and 2011, were $2.0 million, $0.4 million, and $0.3 million, respectively, and are expensed as incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation awards granted to employees and directors by recording compensation expense based on the awards' estimated fair value. The Company estimates the fair value of its stock-based compensation awards as of the date of grant using the Black-Scholes option-pricing model. The resulting fair value, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. The Company recognizes the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the vesting period of the awards. The Company recognizes the fair value of stock-based compensation for awards which contain performance conditions based upon the probability of that performance condition being met, net of estimated forfeitures, using the graded vesting method. Estimated forfeitures are based upon the Company's historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
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
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model:

	For the Years Ended December 31,
	2013	2012	2011
Risk-free interest rate	1.5%	1.0%	1.7%
Expected term (in years)	6.0	5.8	6.0
Estimated dividend yield	—%	—%	—%
Estimated volatility	51.5%	53.9%	56.9%
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based compensation expense as of December 31, 2013 and 2012.
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
During the years ended December 31, 2013, 2012 and 2011, the Company capitalized $7.9 million, $5.7 million, and $3.3 million, respectively, of software development costs to the balance sheet. During the years ended December 31, 2013, 2012 and 2011, the Company amortized $4.3 million, $2.8 million, and $1.9 million to cost of revenue, respectively. Based on the Company’s capitalized software costs at December 31, 2013, estimated amortization expense of $5.0 million, $3.7 million, $1.8 million and $0.2 million is expected to be recognized in 2014, 2015, 2016 and 2017, respectively.
Warrants to Purchase Common and Preferred Stock
Warrants to Purchase Common Stock
The Company has issued warrants to purchase common stock in connection with debt arrangements and the purchase of certain domain names and has accounted for these warrants in stockholders’ equity at fair value upon issuance, based on the specific terms of such warrant arrangements.
In addition, in connection with a five-year global distributor agreement with ADP entered into in May 2009, the Company entered into a warrant agreement to provide additional incentives to ADP. See Note 11 for additional information about warrants under the ADP agreement.

Warrants to Purchase Preferred Stock
The Company issued warrants to purchase preferred stock in connection with debt arrangements and preferred stock financings and accounted for these warrants as liabilities at fair value at the time of issuance, because the underlying shares of convertible preferred stock were redeemable or contingently redeemable, including in the case of a deemed liquidation, which may have obligated the Company to transfer assets to the warrant holders. The preferred stock warrants were recorded at fair value at the time of issuance. Changes in the fair value of the preferred stock warrants each reporting period were recorded as part of other expense in the Company’s statement of operations until the earlier of: (i) the exercise or expiration of the warrants; or (ii) the completion of an initial public offering. Upon the completion of the Company's IPO, all the warrants to purchase preferred stock expired, with the exception of warrants to purchase 140,625 shares of Series D preferred stock and warrants to purchase 380,000 shares of Series C preferred stock. These remaining warrants automatically became warrants to purchase common stock and were classified as equity. Prior to the completion of the Company’s IPO in March 2011, all warrants to purchase preferred stock were exercised. The fair value of the preferred stock warrants was estimated using the Black-Scholes option-pricing model.
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss, currency translation adjustments and unrealized gains or losses on investments. For the years ended December 31, 2013, 2012 and 2011, accumulated other comprehensive income (loss) comprised a cumulative translation adjustment. For the year ended December 31, 2013, accumulated other comprehensive income also included net unrealized gains on investments.
Income Taxes
The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and the availability of tax planning strategies. The Company has recorded a full valuation allowance to reduce its United States and United Kingdom net deferred tax assets to zero, as it has determined that it is not more likely than not that any of the Company’s deferred tax assets will be realized.
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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in the value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2013 and 2012, cash and cash equivalents consisted of cash balances of $43.9 million and $24.9 million, respectively, and money market funds backed by United States Treasury Bills of $65.7 million and $51.5 million, respectively.
Investments in Marketable Securities
The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2013, the Company had $199.9 million of short-term investments in marketable securities. The Company had no investments in marketable securities at December 31, 2012.
Restricted Cash
Included in current and non-current other assets at December 31, 2013 and 2012 were restricted cash of $0.2 million and $0.1 million, respectively, in relation to a standby letter of credit in British Pounds for a foreign sales arrangement with a customer in the United Kingdom.
Allowance for Doubtful Accounts
The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2013, 2012 and 2011, is as follows (in thousands):

	2013	2012	2011
Beginning balance, January 1	$464	$153	$32
Additions and adjustments	968	358	203
Write-offs	(411)	(47)	(82)
Ending balance, December 31	$1,021	$464	$153
Property and Equipment, Net
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally two to seven years (See Note 7).
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
Impairment of Long Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated undiscounted future cash flows. There were no impairment charges related to identifiable long lived assets in the years ended December 31, 2013 and 2012.

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
If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company performs the second step of the test for impairment of goodwill in which the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2013.
Senior Convertible Notes
In accounting for senior convertible notes (the “Notes”) at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification.
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
Accretion of Preferred Stock
Prior to the completion of the Company's IPO in March 2011, the Company accreted the Series D and Series E preferred stock carrying values to their estimated redemption values over the period to their earliest redemption date, May 10, 2014, using the interest rate method. Upon the completion of the Company's IPO, all of the Series D and Series E preferred stock converted to common stock and redemption rights to the preferred stockholders were removed. For the year ended December 31, 2011, the Company recorded accretion of $5.2 million.
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
For the years ended December 31, 2013, 2012 and 2011, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2013 or 2012.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Transaction gains (losses) were approximately $(0.3) million, $0.2 million and $(0.5) million for the years ended December 31, 2013, 2012 and 2011, respectively, and are included in other, net within other income (expense), net, in the accompanying consolidated statements of operations.
The Company has entities in various countries. For entities where the local currency is different than the functional currency, the local currency financial statements have been remeasured from the local currency into the functional currency using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other income (loss). To the extent that the functional currency is different than the U.S Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchanges rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income or loss in the consolidated balance sheets.
Recent Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update amending the accounting guidance for the presentation of comprehensive income to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendment requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by significant component. The new standard is effective prospectively for reporting periods beginning after December 15, 2012. The new guidance did not have a significant impact on the Company’s disclosures and does not have an impact on the Company’s results of operations or financial position.
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
In July 2013, the FASB issued a new accounting standards update amending the guidance related to the presentation of unrecognized tax benefits. The accounting standards update states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The new standard is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The new guidance is not expected to have a significant impact on the Company’s results of operations or financial position.

3.    BUSINESS ACQUISITION
On April 5, 2012, the Company completed the acquisition of all of the issued and outstanding shares of Sonar, a New Zealand based SaaS talent management vendor serving small businesses worldwide. Purchase consideration for the acquisition was approximately $12.5 million in cash and 15,530 shares of the Company’s common stock, with a fair value of approximately $0.3 million, valued on the acquisition date. Approximately $1.8 million of the cash consideration and the shares issued were placed in escrow pending resolution of any post-acquisition representations and warranties. The escrow period ended in April 2013.
The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Sonar assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Sonar with the Company. The Company acquired Sonar to strengthen its ability to serve small businesses with less than 400 employees.
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
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the Sonar acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	For the Years Ended
	December 31,
	2013	2012	2011
	Actual	Pro Forma	Pro Forma
Revenue	$185,129	$118,917	$76,449
Net loss	$(40,426)	$(31,072)	$(65,342)
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

4.	NET LOSS PER SHARE ATTRIBUTABLE TO COMMON STOCKHOLDERS
The following table presents the basic and diluted loss per share attributable to common stockholders (in thousands, except per share amounts):

	For the Years Ended December 31,
	2013	2012	2011
Net loss attributable to common stockholders	$(40,426)	$(31,390)	$(69,108)
Weighted-average shares of common stock outstanding, excluding shares issued upon early exercise of unvested options and unvested restricted stock	51,427	49,929	39,824
Net loss per share attributable to common stockholders—basic and diluted	$(0.79)	$(0.63)	$(1.74)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share attributable to common stockholders (in thousands):

	December 31,
	2013	2012	2011
Options to purchase common stock and restricted stock units	7,730	7,331	5,845
Convertible notes	4,682	—	—
Common stock warrants	4,682	—	130
Shares issued for purchase consideration held in escrow	—	16	—
Common stock subject to repurchase right	—	10	30
Other restricted common stock	12	31	—
Total shares excluded from net loss per share attributable to common stockholders	17,106	7,388	6,005
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of December 31, 2013. Since the beneficial impact of the Note Hedges were anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 9 of the Notes to Consolidated Financial Statements.

5. INVESTMENTS
The Company’s investments in available-for-sale marketable securities are made within the guidelines of its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principle objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
 The following is a summary of investments, including cash equivalents, as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$65,700	$—	$—	$65,700
Corporate bonds	78,488	121	—	78,609
Agency bonds	121,307	14	(5)	121,316
	$265,495	$135	$(5)	$265,625

The Company’s investment in marketable securities had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2013.

6.    GOODWILL AND INTANGIBLE ASSETS
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013			December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(1,649)	$2,151	$3,800	$(700)	$3,100
Customer relationships	2,400	(1,042)	1,358	2,400	(441)	1,959
Domains/trademarks/tradenames	320	(278)	42	320	(118)	202
Software license rights	1,654	(759)	895	1,654	(459)	1,195
Non-compete agreements	610	(424)	186	610	(179)	431
Total	$8,784	$(4,152)	$4,632	$8,784	$(1,897)	$6,887
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
Total amortization expense from finite-lived intangible assets were $2.3 million, $1.7 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense of $1.3 million, $1.0 million and $0.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at December 31, 2013 (in thousands):

2014	$2,078
2015	1,840
2016	555
2017	146
2018	13
Total	$4,632
Estimated remaining amortization expense of $1.2 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 will be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of acquired intangible assets within operating expenses.

Goodwill
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2013 and 2012 (in thousands):

Goodwill as of December 31, 2011	$—
Goodwill from Sonar acquisition, April 5, 2012	8,193
Goodwill as of December 31, 2012	$8,193
Adjustments	—
Goodwill as of December 31, 2013	$8,193
The goodwill recorded in connection with the Sonar acquisition is primarily related to the expected long-term synergies and other benefits, including the acquired workforce, from the acquisition.

7.	OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2013	2012
Computer equipment and software	2 – 5 years	$15,768	$9,976
Furniture and fixtures	7 years	2,265	869
Leasehold improvements	2 – 6 years	4,190	1,520
Renovation in progress	n/a	954	1,148
		23,177	13,513
Less: accumulated depreciation and amortization		(8,741)	(5,566)
Total property and equipment, net		$14,436	$7,947
Depreciation expense for the years ended December 31, 2013, 2012 and 2011 was $3.2 million, $2.5 million, $1.8 million, respectively. At December 31, 2013 and 2012, property and equipment includes computer equipment and software under capital leases with a cost basis of $2.8 million and $4.6 million, respectively, and accumulated depreciation of $2.0 million and $2.8 million, respectively. Depreciation of computer equipment and software under capital leases was $0.9 million, $1.1 million, and $0.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The balance of accrued expenses is as follows (in thousands):

	December 31,
	2013	2012
Accrued bonuses	$6,860	$5,229
Accrued commissions	7,246	3,826
Other accrued expenses	8,182	5,931
Total accrued expenses	$22,288	$14,986

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013				December 31, 2012
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$65,700	$65,700	$—	$—	$51,521	$51,521	$—	$—
Corporate bonds	78,609	—	78,609	—	—	—	—	—
Agency bonds	121,316	—	121,316	—	—	—	—	—
	$265,625	$65,700	$199,925	$—	$51,521	$51,521	$—	$—
The Company’s cash equivalents at December 31, 2013 and 2012 consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury Bills. Cash equivalents are classified as Level 1.
As of December 31, 2013, corporate and agency bonds were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2013, no adjustments were made to such pricing information.
Warrants
The Company’s preferred stock warrants were recorded at fair value and were determined to be Level 3 fair value items. The changes in the fair value of preferred stock warrants are summarized below (in thousands):

December 31,
2011
Fair value at beginning of period	$39,756
Changes in fair value of preferred stock warrant liabilities recorded in the statement of operations	42,559
Exercise of preferred stock warrants	(82,315)
Fair value at end of period	$—
The fair value of the warrants to purchase the Company’s preferred stock was determined using a Black-Scholes option-pricing model.
The following weighted-average assumptions were used to determine the fair value of the Series C, Series D, and Series E Preferred Stock warrants at the exercise date during March 2011:

	Series C	Series D	Series E
Risk-free interest rate	0.1%	0.1%	0.1%
Expected term (in years)	0.0	0.0	0.0
Estimated dividend yield	—	—	—
Weighted-average estimated volatility	43.1%	43.1%	43.1%
Fair value (in thousands)	$3,905	$56,445	$21,965
Senior Convertible Notes
The convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not remeasured to fair value each period. The approximate fair value of our convertible notes as of December 31, 2013 was $305.4 million. The fair value of the convertible notes were estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

9.	DEBT AND OTHER FINANCING ARRANGEMENTS
Senior Convertible Notes
In 2013, the Company issued senior convertible notes (the “Notes”) raising gross proceeds of $253.0 million.
The Notes are governed by an Indenture, dated June 17, 2013 (“Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes mature on July 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
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
In accounting for the Notes at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the $253.0 million of Notes, the Company recorded $214.3 million to debt, and $38.7 million to additional paid-in capital for the debt discount.
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

The net carrying amount of the liability component of the Notes as of December 31, 2013 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(35,035)
Net carrying value	$217,965
The following table presents the interest expense recognized related to the Notes for year ended December 31, 2013 (in thousands):

Year Ended December 31,
2013
Contractual interest expense at 1.5% per annum	$2,045
Amortization of debt issuance costs	591
Accretion of debt discount	3,681
Total	$6,317
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
Other Debt Arrangements
The Company enters into other debt arrangements with finance companies to finance the purchase of property and equipment and software. As of December 31, 2013 and 2012, total amounts outstanding under these arrangements were $0.9 million and $1.4 million, respectively. Principal and interest is generally due monthly, through January 2016.

Maturities of outstanding borrowings under the other debt arrangements as of December 31, 2013 were as follows for each year ending December (in thousands):

2014	$519
2015	382
2016	10
Total long-term debt	$911
The weighted-average interest rate on borrowings for the years ended December 31, 2013 and 2012 was 7.0% and 5.2%, respectively.
The estimated fair value of the Company’s debt was $0.9 million and $1.4 million at December 31, 2013 and 2012, respectively. The fair value was estimated based on discounted cash flow analyses using appropriate current discount rates, taking into consideration the particular terms of the borrowing agreements, at the end of the respective periods. The carrying value of the Company’s line of credit was considered to approximate fair market value, as the interest rates of these instruments were based predominantly on variable reference rates. These estimates involve considerable judgment and changes in those assumptions could significantly affect the estimates.
Although the Company has determined the estimated fair value amounts using commonly accepted valuation methodologies, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2013 and 2012. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

10.	CAPITALIZATION
As of December 31, 2013, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2013 and 2012.
Upon the completion of the Company’s IPO in March 2011, all of the then-outstanding shares of preferred stock were automatically converted into 28,809,031 shares of common stock on a one-for-one basis.

11.	WARRANTS
Warrants to Purchase Common Stock
In addition to the warrants issued during 2013 as discussed in Note 9, the Company has issued warrants to purchase the Company’s common stock in connection with debt arrangements, a distributor agreement and the purchase of certain domain names. All warrants were fully vested, non-forfeitable and immediately exercisable upon issuance and are equity classified. At December 31, 2013, no additional warrants to purchase common stock, other than as discussed in Note 9, were outstanding. During 2012, warrants to purchase 130,000 shares of common stock were exercised at an exercise price of $1.60 per share.
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

12.	STOCK OPTION PLANS
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
At December 31, 2013, no shares are issuable under the 1999 and 2009 Plans.
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
Restricted Stock Units
The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2013, the Company granted 172,465 time based restricted stock units under the 2010 Plan.
Stock Appreciation Rights
The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of December 31, 2013, no stock appreciation rights had been granted under the 2010 Plan.
Performance Units/Performance Shares
The Company may also grant performance units and performance shares under the 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals for a predetermined period, established by the Board of Directors, are achieved or the awards otherwise vest. The fair value of each performance unit and performance share awarded is equal to the fair market value of the Company’s common stock at the close of the applicable performance period. The payment of performance units and performance shares may be in the form of cash, shares, or a combination thereof, as determined by the Board of Directors.
Under the 2010 Plan, 2,015,533 shares remained available for issuance, at December 31, 2013.

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

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2012	6,610	$12.49	8.2	$112,899
Granted	2,394	43.32
Exercised	(1,566)	8.58
Forfeited	(311)	27.00
Outstanding, December 31, 2013	7,127	23.07	8.1	215,549
Exercisable at December 31, 2013	2,890	10.46	7.0	123,833
Vested and expected to vest at December 31, 2013	7,022	$22.91	8.1	$213,492
The following table summarizes information about stock options, which contain only service conditions, under the Company’s equity incentive plans at December 31, 2013 (in thousands except term information):

	Options Outstanding at December 31, 2013		Options Exercisable at December 31, 2013
	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices
$0.34 to $1.65	841	5.6	800	5.5
$5.93 to $8.88	1,219	6.9	866	6.9
$12.54 to $15.41	596	7.7	289	7.7
$16.24 to $18.82	732	8.0	458	8.0
$20.85 to $23.94	1,095	8.4	366	8.4
$27.75 to $31.44	394	8.9	104	8.8
$33.34 to $36.15	609	9.2	4	9.2
$40.03 to $45.76	895	9.5	2	9.8
$50.42 to $52.72	746	9.7	1	9.9
	7,127	8.1	2,890	7.0
The total intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $57.7 million, $23.9 million, and $19.5 million, respectively. The Company recognized compensation expense related to stock options which contain only service conditions of $17.2 million, $10.3 million, and $3.8 million for the years ended December 31, 2013, 2012, and 2011, respectively.
Unrecognized compensation expense relating to stock options which contain only service conditions was $59.6 million at December 31, 2013 which is expected to be recognized over a weighted-average period of 2.7 years.
The aggregate grant date fair value of stock options which contain only service conditions granted for the years ended December 31, 2013, 2012 and 2011 was $51.5 million, $28.4 million, and $11.9 million, respectively.
Restricted Stock Awards
On December 1, 2011, the Company granted fully vested restricted stock awards for an aggregate of 7,500 shares of common stock with an aggregate grant date fair value of $0.1 million, which was recognized as compensation expense in 2011.

In connection with the acquisition of Sonar, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the company post-acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is recognized as a post-acquisition compensation expense over the 2 year vesting period (see Note 3). As of December 31, 2013, 18,698 shares were vested.
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2013 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares subject to restricted stock units outstanding at December 31, 2012	425	$14.37
Granted	173	42.90
Forfeited	(2)	40.03
Vested	(214)	13.15
Nonvested shares subject to restricted stock units outstanding at December 31, 2013	382	$27.81
The Company recognized compensation expense related to restricted stock units of $3.4 million, $1.7 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Unrecognized compensation expense related to nonvested restricted stock units was $8.7 million at December 31, 2013, which is expected to be recognized as expense over the weighted-average period of 2.3 years.
Performance Based Options and Units
During 2012, the Company granted performance-based stock options and restricted stock units to certain employees. The number of awards that the employees may earn is based upon (a) a subsidiary of the Company meeting certain predetermined contracted monthly recurring revenue targets by December 31, 2015, and (b) whether the employee continues to provide service through each measurement date, as defined in the agreement applicable to the award. The awards vest generally over a four year period and have a term of 10 years. The stock options have an exercise price of $27.75 per share. The Company estimated the grant date fair value for each target level at the grant date and is recognizing stock-based compensation over the vesting period using a graded vesting model based upon the target that is probable of being achieved. Achievement of the probable target would result in stock options to purchase 53,714 shares of common stock and 12,892 restricted units vesting. The maximum number of stock options and restricted stock units that may vest should the maximum target level become probable would be 179,047 and 43,066, respectively. The Company may be required to adjust compensation cost in the future to the extent that another target level becomes probable.
The Company recognized compensation expense related to performance based awards of $0.3 million and $0.4 million for the years ended December 31, 2013 and 2012. Unrecognized compensation expense related to nonvested performance based options and restricted stock units was $0.4 million at December 31, 2013, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 2.0 years.

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units and restricted stock awards is included in the following line items in the accompanying Consolidated Statement of Operations for the years ended December 31, 2013, 2012, and 2011 (in thousands):

	Years Ended December 31,
	2013	2012	2011
Cost of revenue	$2,207	$1,660	$581
Sales and marketing	9,866	3,982	1,121
Research and development	2,052	949	755
General and administrative	6,715	5,616	2,045
Total	$20,840	$12,207	$4,502
In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

13.	INCOME TAXES
The components of the Company’s loss before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
United States	$(36,821)	$(20,173)	$(60,300)
Foreign	(3,733)	(12,006)	(3,419)
Loss before provision for income taxes	$(40,554)	$(32,179)	$(63,719)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Current income tax provision:
Federal	$—	$—	$—
State	117	—	—
Foreign	620	176	181
Total current income tax provision	737	176	181
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(865)	(965)	—
Total deferred income tax benefit	(865)	(965)	—
Total income tax (benefit) provision	$(128)	$(789)	$181
On a consolidated basis, the Company has incurred operating losses and has recorded a full valuation allowance against its United States and United Kingdom deferred tax assets for all periods to date and, accordingly, has not recorded a provision (benefit) for income taxes for any of the periods presented other than a provision (benefit) for certain foreign income taxes. Certain foreign subsidiaries and branches of the Company provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions. The foreign deferred tax benefit for the years ended December 31, 2013 and 2012 is primarily the result of the amortization of net deferred tax liabilities and changes in other deferred taxes recorded in connection with the 2012 acquisition of Sonar (See Note 3).

The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
U.S. Federal tax benefit at statutory rates	$(13,784)	$(10,941)	$(21,688)
State income taxes, net of federal tax benefit	(415)	(60)	(916)
Foreign rate differential	1,354	1,008	219
Preferred stock warrant charges	—	—	14,470
Stock based compensation	2,039	1,360	474
Other permanent differences	410	654	188
Other	76	(194)	206
Valuation allowance	10,192	7,384	7,228
Total income tax (benefit) provision	$(128)	$(789)	$181
Major components of the Company’s deferred tax assets (liabilities) at December 31, 2013 and 2012 are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Accrued expenses	$2,029	$1,306
Long-lived intangible assets — basis difference	7,846	5,155
Net operating loss carryforwards	33,823	24,392
Stock-based compensation	4,818	2,671
Deferred revenue	1,905	2,375
Convertible note hedge	16,705	—
Other	452	274
Total deferred tax assets	67,578	36,173
Valuation allowance	(48,558)	(34,081)
Deferred tax assets, net of valuation allowance	19,020	2,092
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(3,613)	(2,029)
Long-lived fixed assets — basis difference	(2,136)	(805)
Convertible note discount	(13,028)	—
Other	(120)	—
Total deferred tax liabilities	(18,897)	(2,834)
Net deferred tax assets (liabilities)	$123	$(742)
At December 31, 2013, the Company had federal, state and foreign net operating losses of approximately $145.8 million, $152.8 million and $18.0 million, respectively. The federal net operating loss carryforward will begin expiring in 2019, the state net operating loss carryforward began expiring in 2013, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation.
The Company has recorded a full valuation allowance against its otherwise recognizable United States and United Kingdom deferred income tax assets as of December 31, 2013. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $14.5 million, $7.4 million and $7.2 million for the years ended December 31, 2013, 2012 and 2011, respectively, was primarily due to additional net operating losses generated by the Company and basis differences in long-lived assets.
The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $25.8 million at December 31, 2013. When realized, excess windfall tax benefits are credited to additional paid-in capital. The Company follows the with-and-without allocation approach to determine when such net operating loss carryforwards have been realized.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $0.9 million and $0.5 million at December 31, 2013 and December 31, 2012, respectively. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $125,000 and $76,000 at December 31, 2013 and 2012, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2013, 2012, and 2011 is as follows (in thousands):

	Years Ended December 31,
	2013	2012	2011
Balance at January 1	$276	$276	$276
Additions for tax positions related to the current year	—	—	—
Balance at December 31	$276	$276	$276
The provision for uncertain tax positions relate to business in territories outside of the United States.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. An insignificant amount of interest and penalties on unrecognized tax benefits were accrued during the 2013 tax year. The amount of accrued interest and penalties on unrecognized tax benefits was insignificant, as of December 31, 2013 and 2012. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. The recognition of previously unrecognized tax benefits on uncertain positions would result in a $0.3 million tax benefit. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2010 through 2013 tax years. State income tax returns are subject to examination for the 2009 through 2013 tax years. The Company finalized an IRS examination for the 2011 tax year which did not result in any material adjustments. Foreign income tax returns are subject to examination for the 2007 through 2013 tax years.

14.	GEOGRAPHIC INFORMATION
Revenue by geographic region, as determined based on the location of the Company’s clients is set forth below (in thousands):

	Years Ended December 31,
	2013	2012	2011
Revenue
United States	$128,983	$81,837	$50,874
United Kingdom	19,448	12,930	8,612
All other countries	36,698	23,147	13,536
Total revenue	$185,129	$117,914	$73,022

Revenue from clients located in the United States is presented net of a $2.5 million reduction of revenue relating to a common stock warrant issued to ADP during the year ended December 31, 2011 (See Note 11).
Property and equipment by region is set forth below (in thousands):

	December 31,
	2013	2012
Property and equipment, net
United States	$10,455	$7,529
United Kingdom	3,185	343
All other countries	796	75
Total property and equipment, net	$14,436	$7,947

15.	401(K) SAVINGS PLAN
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
The Company incurred approximately $0.8 million and $0.3 million of matching contribution expenses related to the Plan during the years ended December 31, 2013 and 2012, respectively.

16.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2019. Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $4.1 million, $3.2 million, $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company finances the purchase of equipment under capital lease arrangements and other debt arrangements (See Note 9).
Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2013 are as follows (in thousands):

	Operating Leases	Capital Leases
2014	$4,938	$943
2015	5,042	217
2016	5,365	4
2017	5,511	—
2018	5,512	—
Thereafter	410	—
Total minimum lease payments	$26,778	1,164
Less: Amounts representing interest		(41)
Present value of capital lease obligations		1,123
Less: Current portion		(905)
Long-term portion of capital lease obligations		$218

Letters of Credit
During 2013, the Company amended a standby letter of credit in association with its building lease and signed a standby letter of credit for a contractual arrangement in Israel. In addition, the Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2013 was $1.5 million.
Other Commitments
In July 2012, the Company entered into a cloud subscription agreement with a provider of enterprise cloud computing and social enterprise solutions. The Company is obligated to pay remaining fees under this agreement of $0.8 million in 2014 and $1.0 million in 2015.
As of December 31, 2013, the Company had agreements with various third party service providers whereby the Company has committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for clients of the Company's core solution. In aggregate, these estimated commitments total approximately $15.3 million in 2014, $15.2 million in 2015, $3.8 million in each of 2016, 2017 and 2018, and $3.5 million thereafter.
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
Litigation
During 2012, the Company received an unfavorable ruling in arbitration related to an employment matter. Based on this ruling, the Company has estimated the probable loss for this matter, including both the award and estimated plaintiff attorneys' fees, to be approximately $2.6 million and accrued this amount within other current liabilities. The Company determined that insurance recovery for this loss is probable, and has recorded a related receivable in other current assets for this matter. Based on the above, the Company believes this matter will not have a material adverse effect on the Company's business, operating results, cash flows or financial condition.
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

17.	RELATED PARTY TRANSACTIONS
In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and Internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including our core solution and strategies. The Company’s CEO is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the current year, the Company has provided at no charge certain resources to the Foundation, with approximate value of $1.3 million.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During May 2012, an executive officer of a travel and expense management software company joined the Company's Board of Directors. For the years ended December 31, 2013, 2012 and 2011, the Company recorded $0.5 million, $0.3 million and $0.1 million, respectively, in expenses related to the use of the accounting and travel and expense software from companies whose executive officers serve on the Company's Board of Directors.

18.	SUBSEQUENT EVENTS
On January 1, 2014, shares issuable under the Company’s 2010 Employee Stock Purchase Plan increased by 524,699 shares and shares issuable under the Company’s 2010 Plan increased by 2,361,145 shares in accordance with the automatic annual increase provisions of such plans. No shares have been issued under the 2010 Employee Stock Purchase Plan.
During January and February 2014, the Board of Directors granted stock options to purchase 284,670 shares of common stock at a weighted-average exercise price of $55.51 per share. The stock options vest over four years. During January and February 2014, the Board of Directors granted restricted stock units for 10,500 shares of common stock which vest over annually over four years.

19.	SELECTED QUARTERLY DATA (UNAUDITED)
The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2013 and 2012 have been prepared on a basis consistent with the Company’s audited annual financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements.

Quarter Ended
	(in thousands, except per share data)
	Mar. 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013
Revenue	$24,002	$26,718	$30,768	$36,426	$37,657	$44,346	$48,270	$54,856
Cost of revenue	6,844	7,890	9,135	10,722	11,252	13,164	13,644	15,488
Gross profit	17,158	18,828	21,633	25,704	26,405	31,182	34,626	39,368
Operating expenses:
Sales and marketing	16,237	17,422	18,624	21,280	23,010	26,274	28,601	31,852
Research and development	3,093	3,431	4,101	4,261	4,419	5,232	5,716	5,893
General and administrative	5,954	5,792	6,600	7,566	8,566	7,530	8,261	9,215
Amortization of certain acquired intangible assets	—	237	251	251	251	251	251	251
Total operating expenses	25,284	26,882	29,576	33,358	36,246	39,287	42,829	47,211
Loss from operations	(8,126)	(8,054)	(7,943)	(7,654)	(9,841)	(8,105)	(8,203)	(7,843)
Other income (expense):
Interest income (expense) and other income (expense), net	96	(514)	18	(2)	(92)	(714)	(2,747)	(3,009)
Loss before income tax (provision) benefit	(8,030)	(8,568)	(7,925)	(7,656)	(9,933)	(8,819)	(10,950)	(10,852)
Income tax (provision) benefit	(82)	334	298	239	(1)	136	(104)	97
Net loss	$(8,112)	$(8,234)	$(7,627)	$(7,417)	$(9,934)	$(8,683)	$(11,054)	$(10,755)
Net loss per share, basic and diluted	$(0.16)	$(0.17)	$(0.15)	$(0.15)	$(0.20)	$(0.17)	$(0.21)	$(0.21)
Weighted average common shares outstanding, basic and diluted	49,384	49,763	50,163	50,486	50,798	51,153	51,544	52,185

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 under the captions “Proposal 1— Election of Directors,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance,” and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included under the caption “Executive Compensation and Related Information” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included under the caption “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included under the caption “Employment Contracts, Termination of Employment and Change-In-Control Agreements” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included under the caption “Principal Accounting Fees and Services” in our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2013 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2014.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2014
Adam L. Miller

/s/ Perry A. Wallack	Chief Financial Officer (principal financial and accounting officer)	February 26, 2014
Perry A. Wallack

/s/ R. C. Mark Baker	Director	February 26, 2014
R. C. Mark Baker

/s/ Harold W. Burlingame	Director	February 26, 2014
Harold W. Burlingame

/s/ Byron B. Deeter	Director	February 26, 2014
Byron B. Deeter

/s/ James McGeever	Director	February 26, 2014
James McGeever

Signature	Title	Date

/s/ Joe Payne	Director	February 26, 2014
Joe Payne

/s/ S. Steven Singh	Director	February 26, 2014
S. Steven Singh

Exhibits and Financial Statements
Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Share Purchase Agreement, dated as of April 5, 2012, by and among the Company, Dolphin Acquisition Limited, Sonar Limited, the Company Stockholders (as defined therein), and, with respect to Article III only, the Stockholder Representative (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-Q	001-35098	2.1	May 15, 2012
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended and currently in effect.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements, as currently in effect.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Perry Wallack, dated as of November 8, 2010.	S-1/A	333-169621	10.7	November 9, 2010
10.8*	Employment Agreement between the Registrant and Steven Seymour, dated as of November 8, 2010.	S-1/A	333-169621	10.8	November 9, 2010
10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010
10.9A*	2009 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9A	February 11, 2011

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.9B*	2010 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9B	February 11, 2011
10.9C*	2011 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9C	February 11, 2011
10.9D*	2012 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	November 14, 2012
10.9E*	2013 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	August 7, 2013
10.10*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.10A*	2010 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10B	February 11, 2011
10.10B*	2011 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10C	February 11, 2011
10.10C*	2012 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.1	November 14, 2012
10.10D*	2013 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.3	August 7, 2013
10.11*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.12*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers	10-Q	001-35098	10.4	August 7, 2013
10.13*	Description of 2013 Executive Bonus Plan	8-K	001-35098	n/a	April 30, 2013
10.14	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.15	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.16	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011	10-K	001-35098	10.16	March 6, 2012
10.17	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012	10-Q	001-35096	10.1	May 9, 2013
10.18	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013	10-Q	001-35096	10.2	May 9, 2013
21.1	List of subsidiaries of the Registrant

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS††	XBRL Instance Document

101.SCH††	XBRL Taxonomy Extension Schema Document

101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB††	XBRL Taxonomy Extension Label Linkbase Document

101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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