Form 10-Q
period 2014-03-31
Cornerstone OnDemand Inc
filed 2014-05-09
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 2, 2014
Common Stock	53,146,278

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
TRADEMARKS
© Copyright 2014 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand appearing in this Quarterly Report on Form 10-Q are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$108,685	$109,583
Short-term investments	184,421	199,925
Accounts receivable, net	52,545	67,191
Deferred commissions	15,947	16,634
Prepaid expenses and other current assets	11,890	14,118
Total current assets	373,488	407,451
Capitalized software development costs, net	11,732	10,665
Property and equipment, net	17,333	14,436
Long-term investments	16,029	—
Intangible assets, net	4,068	4,632
Goodwill	8,193	8,193
Other assets, net	5,675	5,978
Total Assets	$436,518	$451,355
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$12,293	$10,037
Accrued expenses	16,603	22,288
Deferred revenue, current portion	129,226	135,322
Capital lease obligations, current portion	683	905
Debt, current portion	503	519
Other liabilities	1,019	4,203
Total current liabilities	160,327	173,274
Convertible notes, net	219,714	217,965
Other liabilities, non-current	3,427	3,111
Deferred revenue, net of current portion	1,846	3,500
Capital lease obligations, net of current portion	121	218
Debt, net of current portion	269	392
Total liabilities	385,704	398,460
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 53,094 and 52,470 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	303,125	289,307
Accumulated deficit	(252,257)	(236,467)
Accumulated other comprehensive (loss) income	(59)	50
Total stockholders’ equity	50,814	52,895
Total Liabilities and Stockholders’ Equity	$436,518	$451,355

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenue	$57,409	$37,657
Cost of revenue	17,404	11,252
Gross profit	40,005	26,405
Operating expenses:
Sales and marketing	35,139	23,010
Research and development	6,883	4,419
General and administrative	10,454	8,566
Amortization of certain acquired intangible assets	251	251
Total operating expenses	52,727	36,246
Loss from operations	(12,722)	(9,841)
Other income (expense):
Interest income	223	—
Interest expense	(3,010)	(79)
Other, net	(128)	(13)
Other income (expense), net	(2,915)	(92)
Loss before income tax provision	(15,637)	(9,933)
Income tax provision	(153)	(1)
Net loss	$(15,790)	$(9,934)
Net loss per share, basic and diluted	$(0.30)	$(0.20)
Weighted average common shares outstanding, basic and diluted	52,726	50,798

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(15,790)	$(9,934)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(65)	713
Net change in unrealized gains (losses) on investments	(44)	—
Other comprehensive (loss) income, net of tax	(109)	713
Total comprehensive loss	$(15,899)	$(9,221)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(15,790)	$(9,934)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,072	2,124
Accretion of debt discount and amortization of debt issuance costs	2,031	—
Purchased investment premium, net of amortization	926	—
Unrealized foreign exchange (gain) loss	(129)	286
Stock-based compensation expense	7,892	3,999
Deferred income taxes	—	(129)
Changes in operating assets and liabilities:
Accounts receivable	14,897	9,552
Deferred commissions	741	(1,841)
Prepaid expenses and other assets	2,504	(1,075)
Accounts payable	1,088	1,248
Accrued expenses	(5,401)	(3,277)
Deferred revenue	(8,080)	(271)
Other liabilities	(2,872)	(204)
Net cash provided by operating activities	879	478
Cash flows from investing activities:
Purchases of investments	(17,504)	—
Maturities of investments	16,012	—
Purchases of property and equipment	(3,196)	(1,467)
Capitalized software costs	(2,349)	(1,935)
Net cash used in investing activities	(7,037)	(3,402)
Cash flows from financing activities:
Proceeds from issuance of debt	—	1,914
Repayment of debt	(139)	(361)
Principal payments under capital lease obligations	(318)	(459)
Proceeds from stock option and warrant exercises	5,609	1,726
Net cash provided by financing activities	5,152	2,820
Effect of exchange rate changes on cash and cash equivalents	108	(168)
Net decrease in cash and cash equivalents	(898)	(272)
Cash and cash equivalents at beginning of period	109,583	76,442
Cash and cash equivalents at end of period	$108,685	$76,170
Supplemental cash flow information:
Cash paid for interest	$30	$79
Cash paid for income taxes	$151	$166
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$88
Capitalized assets financed by accounts payable and accrued expenses	$2,253	$559
Capitalized stock-based compensation	$303	$208
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
The Company is a leading global provider of talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite consisting of six product offerings to help organizations manage their recruiting, learning, performance, succession, compensation and enterprise social collaboration processes.
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
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Auckland, Hong Kong, London, Madrid, Mumbai, Munich, Paris, Stockholm, Sydney, Tel Aviv, and Tokyo.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the interim periods presented. Results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies are described in “Note 1. Summary of Significant Accounting Policies” in the the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.
Recent Accounting Pronouncements
None.
2. NET LOSS PER SHARE
The following table presents our basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(15,790)	$(9,934)
Weighted-average shares of common stock outstanding	52,726	50,798
Net loss per share – basic and diluted	$(0.30)	$(0.20)

At March 31, 2014 and 2013, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	March 31,
	2014	2013
Options to purchase common stock and restricted stock units	7,518	7,191
Convertible notes	4,682	—
Common stock warrants	4,682	—
Shares issued for purchase consideration held in escrow	—	16
Common stock subject to repurchase right	—	5
Other restricted common stock	12	31
Total shares excluded from net loss per share	16,894	7,243
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of March 31, 2014. Since the beneficial impact of the Note Hedges were anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
3. INVESTMENTS
The Company’s investments in available-for-sale marketable securities are made within the guidelines of its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principle objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
 The following is a summary of investments, including cash equivalents, as of March 31, 2014 (in thousands):

	March 31, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$64,881	$—	$—	$64,881
Corporate bonds	77,225	55	(4)	77,276
Agency bonds	123,140	35	(1)	123,174
	$265,246	$90	$(5)	$265,331
The following is a summary of investments, including cash equivalents, as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$65,700	$—	$—	$65,700
Corporate bonds	78,488	121	—	78,609
Agency bonds	121,307	14	(5)	121,316
	$265,495	$135	$(5)	$265,625
As of March 31, 2014, the Company’s investment in corporate and agency bonds had a weighted-average maturity date of approximately five months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of March 31, 2014 and December 31, 2013.

4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(1,887)	$1,913	$3,800	$(1,649)	$2,151
Customer relationships	2,400	(1,192)	1,208	2,400	(1,042)	1,358
Domains/trademarks/tradenames	320	(318)	2	320	(278)	42
Software license rights	1,654	(834)	820	1,654	(759)	895
Non-compete agreements	610	(485)	125	610	(424)	186
Total	$8,784	$(4,716)	$4,068	$8,784	$(4,152)	$4,632
Total amortization expense from finite-lived intangible assets was $0.6 million for the three months ended March 31, 2014 and $0.6 million for the three months ended March 31, 2013. Amortization expense of $0.3 million for the three months ended March 31, 2014 and $0.3 million for the three months ended March 31, 2013 related to developed technology and software license rights was recorded in cost of revenue and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2014 (in thousands):

2014	$1,514
2015	1,840
2016	555
2017	146
2018	13
Total	$4,068

Estimated remaining amortization expense of $0.7 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 is expected to be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s first quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three months ended March 31, 2014 and the year ended December 31, 2013.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$64,881	$64,881	$—	$—	$65,700	$65,700	$—	$—
Corporate bonds	77,276	—	77,276	—	78,609	—	78,609	—
Agency bonds	123,174	—	123,174	—	121,316	—	121,316	—
	$265,331	$64,881	$200,450	$—	$265,625	$65,700	$199,925	$—
At March 31, 2014 and December 31, 2013, cash equivalents of $64.9 million and $65.7 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of March 31, 2014, corporate and agency bonds were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of March 31, 2014, no adjustments were made to such pricing information.
Senior Convertible Notes
The convertible notes are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of our convertible notes as of March 31, 2014 was $291.3 million. The fair value of the convertible notes were estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
In accounting for the Notes at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the $253.0 million of Notes, the Company recorded $214.3 million to debt and $38.7 million to additional paid-in capital for the debt discount.
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
The net carrying amount of the liability component of the Notes as of March 31, 2014 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(33,286)
Net carrying value	$219,714
The following table presents the interest expense recognized related to the Notes for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Contractual interest expense at 1.5% per annum	$949	$—
Amortization of debt issuance costs	281	—
Accretion of debt discount	1,749	—
Total	$2,979	$—
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
Other Debt Arrangements

The Company enters into other debt arrangements with finance companies to finance the purchase of property and equipment and software. The total amounts outstanding under these arrangements were $0.8 million and $0.9 million as of March 31, 2014 and December 31, 2013, respectively.
7. STOCK-BASED AWARDS
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2014 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	7,127	$23.07	8.1	$215,549
Granted	380	55.61
Exercised	(612)	9.02
Forfeited	(48)	33.60
Outstanding, March 31, 2014	6,847	$26.05	8.1	$155,049

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2014	2,763	$12.53	7.0	$97,675
Vested and expected to vest at March 31, 2014	6,735	25.81	8.0	153,952
Unrecognized compensation expense relating to stock options was $62.3 million at March 31, 2014, which is expected to be recognized over a weighted-average period of 2.6 years.
The aggregate grant date fair value of stock options granted during the three months ended March 31, 2014 was $10.4 million.

Restricted Stock Awards
In connection with the acquisition of Sonar in 2012, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the Company upon the acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is being recognized as compensation expense over the 2 year vesting period. As of March 31, 2014, 18,698 of the issued shares were vested.

Restricted Stock Units
At March 31, 2014, 384,018 shares of the Company’s common stock subject to unvested restricted stock units were outstanding. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $8.1 million at March 31, 2014, which is expected to be recognized as expense over the weighted-average period of 2.0 years.
Performance Based Options and Restricted Stock Units
In March 2014, the Company granted additional performance-based restricted stock units. The number of awards that may be earned is based upon (a) the Company meeting certain revenue targets by December 31, 2014, and (b) the recipient continuing to provide service through each measurement date, as defined in the agreement applicable to the award. The awards vest generally over a three year period and have a term of 10 years. The Company estimated the grant date fair value for each target level at the grant date and is recognizing stock-based compensation over the vesting period using a graded vesting model based upon the revenue target that is probable of being achieved. Achievement of the probable target would result in 64,047 restricted stock units vesting. The maximum number of restricted stock units that may vest should the maximum target level become probable would be 69,000. The Company may be required to adjust compensation cost in the future to the extent that another target level becomes probable.
The Company recognized compensation expense related to performance based awards of $0.1 million for the three months ended March 31, 2014. Unrecognized compensation expense related to unvested performance based options and restricted stock units was $3.7 million at March 31, 2014, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 2.8 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three months ended March 31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of revenue	$743	$428
Sales and marketing expense	3,567	1,667
Research and development expense	774	323
General and administrative expense	2,808	1,564
Total	$7,892	$3,982

8. INCOME TAXES
The Company’s income tax provision was approximately $0.2 million with an effective income tax rate of 1.0% for the three months ended March 31, 2014. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2009 and 2008 for its U.S. federal income tax returns and state income tax returns, respectively. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Internal Revenue Service selected the U.S. federal income tax return for the year ended December 31, 2011 for examination and the audit was completed in the year ended December 31, 2013 with no material adjustments. The Company believes it has adequately reserved for its uncertain tax positions; there is no assurance, however, that taxing authorities will not propose adjustments that are more or less than the Company's expected outcome. In addition, the Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity.
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

Lease Commitments
The Company did not enter into any new significant lease agreements during the three months ended March 31, 2014.
Litigation
During 2012, the Company received an unfavorable ruling in arbitration related to an employment matter. Based on this ruling, the Company has estimated the probable loss for this matter, including both the award and estimated plaintiff attorneys' fees, to be approximately $2.6 million and accrued this amount within other current liabilities. The Company has determined that insurance recovery for this loss is probable, and has recorded a related receivable in other current assets for this matter. In March 2014, the insurance company paid the judgment amount plus accrued post-judgment interest to the Superior Court of California to satisfy the judgment and terminate the further accrual of post-judgment interest. The Company has filed a notice of appeal, and plans to proceed with its appeal, but believes the possibility of any additional significant loss to be remote.
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
10. RELATED PARTY TRANSACTIONS

In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and Internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s CEO is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended March 31, 2014, the Company has provided at no charge certain resources to the Foundation, with approximate value of $0.5 million.
11. SUBSEQUENT EVENTS
During April and May 2014, the Compensation Committee of the Board of Directors granted stock options to purchase 315,629 shares of the Company’s common stock at a weighted-average exercise price of $43.98 per share. The stock options vest over four years. During April and May 2014, the Compensation Committee of the Board of Directors granted 34,750 shares of the Company’s common stock subject to restricted stock units which vest annually over four years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solutions; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhancements to our solutions; alternate ways of addressing learning and talent management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering learning and talent management solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
We are a leading global provider of talent management solutions delivered as Software-as-a-Service, or SaaS. We enable organizations to meet the challenges they face in recruiting, developing and evaluating their workforces by empowering their people and maximizing the productivity of their human capital.
Our Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite consisting of six product offerings to help organizations manage their recruiting, learning, performance, succession, compensation and enterprise social collaboration processes. We also offer Enterprise and Mid-Market organizations a seventh product to manage training for their external networks of partners, suppliers, resellers, distributors and customers. To complement our product suite, we offer a number of cross-product tools for analytics and reporting, employee profile management, and e-learning content aggregation. We also provide consulting services for configuration and training, as well as third-party e-learning content for use with our solution. After the initial purchase of our solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the solution across their organizations and increase usage of the solution over time.
In addition to our Enterprise and Mid-Market solution, we also offer Cornerstone for Salesforce and Cornerstone Growth Edition, formerly known as Cornerstone for Small Business. Cornerstone for Salesforce is a cloud-based learning solution developed natively on the Salesforce.com platform and available on the Salesforce.com AppExchange. Cornerstone for Salesforce allows organizations to provide seamless access to sales enablement and just-in-time training embedded within Salesforce. Cornerstone Growth Edition is a cloud-based talent management solution with learning and performance product offerings targeted to organizations with fewer than 400 employees. The Cornerstone for Salesforce and Cornerstone Growth Edition solutions did not have a significant impact on our financial results and key metrics for the three months ended March 31, 2014 and are not expected to have a significant impact for the year ending December 31, 2014. We currently do not include the number of clients and users of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions in our client and user count metrics as we believe the client and user count metrics for our Enterprise and Mid-Market solution give a better indication of our overall performance.
We currently have over 1,700 clients who use our Enterprise and Mid-Market solution to empower approximately 14.5 million users across 191 countries and 41 languages. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007 to 805 at December 31, 2011, to 1,237 at December 31, 2012, to 1,631 at December 31, 2013 and to 1,703 at March 31, 2014.

We generate most of our revenue from the sale of our solutions pursuant to multi-year client agreements. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We price our Enterprise and Mid-Market solution based on the number of products purchased and the permitted number of users with access to each product. Client agreements for our Enterprise and Mid-Market solution typically have terms of three years. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content.
We sell our solutions through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to continue to invest in our direct sales and distribution activities to address our market opportunity.
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $57.4 million for the three months ended March 31, 2014 from $37.7 million for the three months ended March 31, 2013.
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
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we continue to improve the existing functionality for our solutions. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and services capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of our growth. In addition, to the extent that we make additional strategic acquisitions in the future, our investments in operations may increase.

Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Quarterly Report on Form 10-Q, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional products or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solutions;

•	the timing of our client implementations;

•	our ability to manage growth, including in terms of new clients, additional users and new geographies;

•	the timing and success of solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors; and

•	general economic and market conditions.
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

•
Bookings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than from new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track bookings, which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance to calculate bookings so it better reflects new business activity in the period as evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional products to existing clients, the addition of incremental users by existing clients and client renewals. Bookings are affected by our billing terms, and any changes in those billing terms may shift bookings between periods. Due to the seasonality of our sales, bookings growth is inconsistent from quarter to quarter throughout a calendar year. For a reconciliation of bookings to revenue, please see “Results of Operations – Revenue and Metrics.”

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our Enterprise and Mid-Market solution as of the end of the period and excludes clients of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions.

•
Number of users. Since our clients generally pay fees based on the number of users of our solutions within their organizations, we believe the total number of users is an indicator of the growth of our business. Our user count includes active users for our Enterprise and Mid-Market solution and excludes users of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions.

Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our solutions are designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•
Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions for a specified period of time, typically three years for our Enterprise and Mid-Market solution or monthly, annual, or three-year periods for our Cornerstone for Salesforce and Cornerstone Growth Edition solutions. Fees are based on a number of factors, including the number of users having access to a solution. We generally recognize revenue from subscriptions ratably over the term of the agreements.

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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to increase as a result of our investments in marketable securities, which include corporate and agency bonds, in the three months ended March 31, 2014.

•
Interest Expense. Interest expense consists primarily of interest expense from our promissory notes, convertible debt, accretion of debt discount, amortization of debt issuance costs and capital lease payments.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Income Tax Provision
The income tax provision is related to foreign and certain state income taxes. As we have recorded a full valuation allowance against our U.S. and U.K. net deferred tax assets, we have not recorded a provision for U.S. and U.K. income taxes. Certain foreign subsidiaries and branches of ours provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies which we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2014.
As of March 31, 2014, there have been no material changes to our critical accounting policies since December 31, 2013.
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

	Three Months Ended March 31,
	2014	2013
Revenue	$57,409	$37,657
Cost of revenue	17,404	11,252
Gross profit	40,005	26,405
Operating expenses:
Sales and marketing	35,139	23,010
Research and development	6,883	4,419
General and administrative	10,454	8,566
Amortization of certain acquired intangibles	251	251
Total operating expenses	52,727	36,246
Loss from operations	(12,722)	(9,841)
Other income (expense):
Interest income	223	—
Interest expense	(3,010)	(79)
Other, net	(128)	(13)
Loss before income tax provision	(15,637)	(9,933)
Income tax provision	(153)	(1)
Net loss	$(15,790)	$(9,934)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended March 31,
	2014	2013
Revenue (in thousands)	$57,409	$37,657
Bookings (in thousands)	$49,659	$35,939
Number of clients	1,703	1,317
Number of users (in millions)	14.5	11.0

Revenue increased $19.8 million, or 52%, for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was primarily the result of an $18.8 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2014. In addition, revenue increased by $1.0 million from the acquisition of new clients during the three months ended March 31, 2014.
Revenue generated in the United States was $39.6 million, or 69%, of total revenue for the three months ended March 31, 2014 as compared to $26.2 million, or 70%, for the same period in 2013, a 51% increase. Revenue generated outside of the United States was $17.8 million, or 31%, of total revenue for the three months ended March 31, 2014 as compared to $11.5 million, or 30%, for the same period in 2013, a 55% increase.
Bookings increased by $13.7 million, or 38%, for the three months ended March 31, 2014 as compared to the same period in 2013, reflecting an increase in both revenue and deferred revenue compared to the same period in 2013. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition generally of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.

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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended March 31, 2014
Revenue		$57,409
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at March 31, 2014	131,072
Change in deferred revenue		(7,750)
Bookings		$49,659
	Deferred Revenue Balance	Three Months Ended March 31, 2013
Revenue		$37,657
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at March 31, 2013	90,534
Change in deferred revenue		(1,718)
Bookings		$35,939
We believe our revenue and bookings growth is a result of our continued investment in and development of our direct sales and sales support teams. We believe this investment has enabled us to achieve greater sales coverage and better sales execution, as well as increase our marketing activities, which we believe has improved brand awareness and created higher demand for our solutions. We have also continued to enhance our Enterprise and Mid-Market solution, which we believe has encouraged existing clients to add additional products and users.
Our number of clients grew 29% at March 31, 2014 compared to March 31, 2013. Our number of users increased 32% at March 31, 2014 compared to March 31, 2013.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Cost of revenue	$17,404	$11,252
Gross profit	$40,005	$26,405
Gross margin	70%	70%
Cost of revenue increased $6.2 million, or 55%, for the three months ended March 31, 2014 as compared to the same period in 2013. The increase in cost of revenue related to $2.8 million in increased costs related to outsourced consulting services and a $1.3 million increase in employee-related costs due to higher headcount, in each case to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.

Sales and Marketing

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Sales and marketing	$35,139	$23,010
Percent of revenue	61%	61%
Sales and marketing expenses increased $12.1 million, or 53%, for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was a result of the growth of our sales force and an increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at March 31, 2014 increased compared to March 31, 2013, contributing to an increase in employee-related costs of $9.1 million. In addition, we incurred increased travel costs associated with our direct sales teams of $1.0 million and overhead costs, such as rent, IT costs, and depreciation and amortization, of $1.0 million.
Research and Development

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Research and development	$6,883	$4,419
Percent of revenue	12%	12%
Research and development expenses increased by $2.5 million, or 56%, for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was a result of our continued investment in research and development headcount at March 31, 2014 compared to March 31, 2013 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $2.1 million. The remaining increase relates to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $2.4 million and $1.9 million of software development costs and amortized $1.3 million and $0.9 million in the three months ended March 31, 2014 and March 31, 2013, respectively.
General and Administrative

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
General and administrative	$10,454	$8,566
Percent of revenue	18%	23%
General and administrative expenses increased by $1.9 million, or 22%, for the three months ended March 31, 2014 as compared to the same period in 2013. The increase was driven by higher costs to support our growing business, which mainly consists of employee-related costs as a result of increased headcount and stock-based compensation awards between March 31, 2013 and March 31, 2014. General and administrative expenses are expected to increase with the growth of our company.

Amortization of certain acquired intangible assets

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Amortization of certain acquired intangible assets	$251	$251
Amortization of certain acquired intangible assets remained consistent for the three months ended March 31, 2014, as compared to the same period in 2013.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2014 (in thousands):

2014	$1,514
2015	1,840
2016	555
2017	146
2018	13
Total	$4,068
Estimated remaining amortization expense of $0.7 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 will be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Other Income (Expense)

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Interest income	$223	$—
Interest expense	(3,010)	(79)
Other, net	(128)	(13)
Total	$(2,915)	$(92)
Interest income for the three months ended March 31, 2014 increased by $0.2 million as compared to the same periods in 2013 due to the interest income earned on the purchase of investment securities net of purchased premium amortization in the three months ended March 31, 2014.
Interest expense for the three months ended March 31, 2014 increased by $2.9 million as compared to the same period in 2013 due to accretion of debt discount and the amortization of debt issuance costs of $2.0 million and interest expense of $0.9 million for the convertible notes issued in June 2013. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans. Foreign exchange gains and losses for the three months ended March 31, 2014 and 2013, respectively, were primarily driven by fluctuations in the British Pound and Euro in relation to the U.S. Dollar.

Income Tax Provision

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Income tax provision	$(153)	$(1)
For the three months ended March 31, 2014, we recorded an income tax provision related to foreign and certain state income taxes.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our condensed consolidated balance sheet as of March 31, 2014.
At March 31, 2014, our principal sources of liquidity were $108.7 million of cash and cash equivalents, investments of $200.5 million, and $52.5 million of accounts receivable.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2014	2013
Net cash provided by operating activities	$879	$478
Net cash used in investing activities	(7,037)	(3,402)
Net cash provided by financing activities	5,152	2,820
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
Cash provided by operating activities of $0.9 million in the three months ended March 31, 2014 was a result of the continued growth of our business and our continued investments for further growth. In the three months ended March 31, 2014, $13.9 million, or 88%, of our net loss of $15.8 million consisted of non-cash items, including $7.9 million of stock-based compensation, $3.1 million of depreciation and amortization, and $2.0 million of accretion of debt discount and amortization of debt issuance costs, and amortization of a purchased premium of $0.9 million related to investment securities.

Cash provided by operating activities in the three months ended March 31, 2014 also included a $14.9 million decrease in accounts receivable due to receipt of payments from our clients in addition to lower levels of billings in the three months ended March 31, 2014 as compared to the three months ended December 31, 2013 due to the seasonality of our business, a $2.5 million decrease in prepaid and other assets primarily due to the insurance recovery during the period, an increase in accounts payable of $1.1 million attributable to increased expenses associated with our growth and a $0.7 million decrease in deferred commissions due to the seasonality of our business. Cash provided by operating activities was partially offset by a $8.1 million decrease in deferred revenue due to decreased billings during the three months ended March 31, 2014, a $5.4 million decrease in accrued liabilities primarily due to the payment of our 2013 bonuses, and a decrease in other liabilities of $2.9 million primarily due to payment of legal settlement during the period.
Cash provided by operating activities of $0.5 million in the three months ended March 31, 2013 was a result of the continued growth of our business and our ability to bill and collect from our customers, partially offset by our continued investments for further growth. In the three months ended March 31, 2013, $6.3 million, or 64%, of our net loss of $9.9 million consisted of non-cash items, including $4.0 million of stock-based compensation, and $2.1 million of depreciation and amortization.
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
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In addition, in July 2013 we began to invest the proceeds of our convertible notes in investment securities. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $7.0 million of cash in investing activities in the three months ended March 31, 2014, primarily due to $17.5 million in purchases of investment securities, $3.2 million in purchases of additional equipment, and $2.3 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $16.0 million increase related to cash received from the maturities of investment securities.
We used $3.4 million of cash in investing activities in the three months ended March 31, 2013, primarily due to $1.9 million of investments in our capitalized software and $1.5 million in purchases of additional equipment during the period.
Net Cash Provided by Financing Activities
Cash provided by financing activities of $5.2 million in the three months ended March 31, 2014 was primarily due to proceeds from stock option exercises of $5.6 million. These proceeds were partially offset by our payments of $0.3 million on our capital lease and financing obligations and repayment of our credit facility of $0.1 million.
Cash provided by financing activities of $2.8 million in the three months ended March 31, 2013 was primarily due to proceeds from the issuance of debt of $1.9 million under our credit facility used to purchase property and equipment and to finance leasehold improvements, and proceeds from stock option exercises of $1.7 million, partially offset by payments of $0.5 million on our capital lease and financing obligations, and debt repayment of $0.4 million.
Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2014.

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
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, U.S. treasury and agency securities, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At March 31, 2014, we had cash and cash equivalents of $108.7 million and investments of $200.5 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, and money market funds backed by United States Treasury Bills. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect our interest income and the fair market value of our investments. Due to the nature of our investment portfolio, however, we do not believe an immediate 10% increase or decrease in interest rates would have a material effect on the fair market value of our portfolio. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
We do not believe our cash equivalents, corporate bonds and U.S. treasury and agency securities have significant risk of default or illiquidity. While we believe our cash investments do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Canada, China, Hong Kong, India, Israel, Japan and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans by our overseas subsidiaries.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2014, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $4.3 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $15.8 million, $40.4 million, $31.4 million, and $63.9 million for the three months ended March 31, 2014, and years ended December 31, 2013, 2012 and 2011, respectively. At March 31, 2014, our accumulated deficit was $252.3 million and total stockholders’ equity was $50.8 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for talent management solutions in particular. We sell our Enterprise and Mid-Market solution primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solutions at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology or talent management solutions as well as pressure for extended billing terms, as occurred during the recent recession. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their information technology and talent management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
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
The widespread adoption of our solutions depends not only on strong demand for talent management products and services generally, but also for products and services delivered via a SaaS business model in particular. There are still a significant number of organizations that have adopted no talent management functions at all, and it is unclear whether such organizations will ever adopt such functions and, if they do, whether they will desire SaaS talent management solutions like ours. As a result, we cannot assure you that our SaaS talent management solutions will achieve and sustain the high level of market acceptance that is critical for the success of our business.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc.; in April 2012, Oracle Corporation acquired Taleo Corporation; and in August 2012 International Business Machines Corporation acquired Kenexa, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solutions and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 987 employees on December 31, 2013 to 1,081 employees on March 31, 2014. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Japan, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We have and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if there is no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
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
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our talent management solutions through a standard web browser and depend on us for fast and reliable access to our solutions. Our software is proprietary, and we rely on the expertise of members of our engineering and software development teams for the continued performance of our solutions. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

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
We rely on various third-party consulting firms to assist us in the successful implementation of our solutions and to optimize our clients' use of our solutions during the terms of their engagements . Further, if these firms fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our result of operations may be adversely impacted. Also, unfavorable global economic conditions may hurt our providers, making them less effective or causing them to modify or cancel their relationships with us. If we are unable to maintain our existing relationships or enter into new ones, we would have to devote substantially more resources to delivering our consulting services, which could impact the timing of the recognition of the revenue associated with such services.
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
Generally, we recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years for our Enterprise and Mid-Market solution. As a result, a significant portion of the revenue we report in each quarter is generated from client agreements entered into during previous periods. Consequently, a decline in new or renewed subscriptions in any one quarter may not impact our revenue and financial performance in that quarter, but will negatively affect our revenue and financial performance in future quarters. If a number of contracts expire and are not renewed in the same quarter, our revenue will decline significantly in that quarter and subsequent quarters. In addition, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term operating results.
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
We currently have international offices in Australia, France, Germany, Hong Kong, India, Israel, Japan, New Zealand, Spain, Sweden and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing labor regulations;

•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;

•
potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the U.S. Foreign Corrupt Practices Act and the U.K. Bribery Act;

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
At March 31, 2014, we had $108.7 million in cash and cash equivalents and $200.5 million in short-term and long-term investments, consisting of corporate bonds, money market funds backed by United States Treasury Bills, and U.S. treasury and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.

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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. From time to time we may make direct investments in privately held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
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
As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and our operating results. If we are selected for future examinations that uncover incorrect tax positions, we could be subject to additional taxes, interest, and penalties.

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
None.

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
Date: May 9, 2014

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