Form 10-Q
period 2014-06-30
Cornerstone OnDemand Inc
filed 2014-08-07
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of August 1, 2014
Common Stock	53,388,397

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

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$96,578	$109,583
Short-term investments	145,183	199,925
Accounts receivable, net	69,128	67,191
Deferred commissions	19,047	16,634
Prepaid expenses and other current assets	12,690	14,118
Total current assets	342,626	407,451
Capitalized software development costs, net	13,088	10,665
Property and equipment, net	19,376	14,436
Long-term investments	54,263	—
Intangible assets, net	3,543	4,632
Goodwill	8,193	8,193
Other assets, net	5,373	5,978
Total Assets	$446,462	$451,355
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$12,932	$10,037
Accrued expenses	21,862	22,288
Deferred revenue, current portion	136,147	135,322
Capital lease obligations, current portion	557	905
Debt, current portion	469	519
Other liabilities	1,288	4,203
Total current liabilities	173,255	173,274
Convertible notes, net	221,485	217,965
Other liabilities, non-current	3,815	3,111
Deferred revenue, net of current portion	3,565	3,500
Capital lease obligations, net of current portion	47	218
Debt, net of current portion	162	392
Total liabilities	402,329	398,460
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 53,325 and 52,470 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	313,339	289,307
Accumulated deficit	(268,889)	(236,467)
Accumulated other comprehensive (loss) income	(322)	50
Total stockholders’ equity	44,133	52,895
Total Liabilities and Stockholders’ Equity	$446,462	$451,355

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenue	$61,468	$44,346	$118,877	$82,003
Cost of revenue	17,409	13,164	34,813	24,416
Gross profit	44,059	31,182	84,064	57,587
Operating expenses:
Sales and marketing	39,608	26,274	74,747	49,284
Research and development	6,900	5,232	13,783	9,651
General and administrative	10,455	7,530	20,909	16,096
Amortization of certain acquired intangible assets	213	251	464	502
Total operating expenses	57,176	39,287	109,903	75,533
Loss from operations	(13,117)	(8,105)	(25,839)	(17,946)
Other income (expense):
Interest income	190	—	413	—
Interest expense	(3,028)	(505)	(6,038)	(584)
Other, net	(477)	(209)	(605)	(222)
Other income (expense), net	(3,315)	(714)	(6,230)	(806)
Loss before income tax (provision) benefit	(16,432)	(8,819)	(32,069)	(18,752)
Income tax (provision) benefit	(200)	136	(353)	135
Net loss	$(16,632)	$(8,683)	$(32,422)	$(18,617)
Net loss per share, basic and diluted	$(0.31)	$(0.17)	$(0.61)	$(0.36)
Weighted average common shares outstanding, basic and diluted	53,197	51,153	52,963	51,031

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(16,632)	$(8,683)	$(32,422)	$(18,617)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(180)	5	(245)	718
Net change in unrealized gains (losses) on investments	(83)	—	(127)	—
Other comprehensive (loss) income, net of tax	(263)	5	(372)	718
Total comprehensive loss	$(16,895)	$(8,678)	$(32,794)	$(17,899)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(32,422)	$(18,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,285	4,447
Accretion of debt discount and amortization of debt issuance costs	4,086	286
Purchased investment premium, net of amortization	657	—
Unrealized foreign exchange loss	135	566
Stock-based compensation expense	16,026	8,346
Deferred income taxes	—	(378)
Changes in operating assets and liabilities:
Accounts receivable	(1,265)	2,484
Deferred commissions	(2,171)	(1,810)
Prepaid expenses and other assets	1,906	(3,215)
Accounts payable	2,637	3,917
Accrued expenses	(473)	(1,448)
Deferred revenue	(456)	4,238
Other liabilities	(2,223)	70
Net cash used in operating activities	(7,278)	(1,114)
Cash flows from investing activities:
Purchases of investments	(82,675)	—
Maturities of investments	82,255	—
Purchases of property and equipment	(7,269)	(2,377)
Capitalized software costs	(4,663)	(3,414)
Net cash used in investing activities	(12,352)	(5,791)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	246,043
Payments for convertible note hedges	—	(49,537)
Proceeds from the issuance of warrants	—	23,225
Proceeds from issuance of debt	—	1,914
Repayment of debt	(281)	(3,776)
Principal payments under capital lease obligations	(518)	(987)
Proceeds from stock option and warrant exercises	7,338	4,140
Net cash provided by financing activities	6,539	221,022
Effect of exchange rate changes on cash and cash equivalents	86	(295)
Net (decrease) increase in cash and cash equivalents	(13,005)	213,822
Cash and cash equivalents at beginning of period	109,583	76,442
Cash and cash equivalents at end of period	$96,578	$290,264
Supplemental cash flow information:
Cash paid for interest	$54	$162
Cash paid for income taxes	$355	$384
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$88
Capitalized assets financed by accounts payable and accrued expenses	$1,358	$2,980
Capitalized stock-based compensation	$662	$413
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
The Company is a leading global provider of talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite consisting of seven product offerings to help organizations manage their recruiting, onboarding, learning, performance, succession, compensation and enterprise social collaboration processes.
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
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Auckland, Düsseldorf, Hong Kong, London, Madrid, Mumbai, Munich, Paris, Stockholm, Sydney, Tel Aviv, and Tokyo.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the interim periods presented. Results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies are described in “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in its Annual Report on Form 10-K for the year ended December 31, 2013.
In November 2013, the Company launched the Cornerstone Innovation Fund, a strategic initiative created to invest in, advise and collaborate with privately-held companies in the development stage. The Company anticipates making a few strategic investments each year, with each individual investment ranging from approximately $250,000 to $1.0 million in size. Subsequent to the filing of the Company’s Annual Report on Form 10-K, an accounting policy was added related to these strategic investments. During June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company has elected fair value accounting for this debt security, and therefore, the current strategic investment is recorded at fair value, with any changes in value recorded in other income (expense) in the accompanying Consolidated Statement of Operations. The investment is included in long-term investments on the Consolidated Balance Sheet.

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance will be effective for reporting periods beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
In June 2014, the FASB issued a new accounting standards update amending the accounting guidance for the disclosure requirements of Variable Interest Entities relating to development stage entities. The new standard is effective prospectively for reporting periods beginning after December 15, 2015. The Company early adopted the new guidance in the three months ended June 30, 2014. The adoption of this guidance did not have an impact on the Company’s disclosures and the results of operations or financial position.
2. NET LOSS PER SHARE
The following table presents our basic and diluted loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net loss	$(16,632)	$(8,683)	$(32,422)	$(18,617)
Weighted-average shares of common stock outstanding	53,197	51,153	52,963	51,031
Net loss per share – basic and diluted	$(0.31)	$(0.17)	$(0.61)	$(0.36)
At June 30, 2014 and 2013, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	June 30,
	2014	2013
Options to purchase common stock and restricted stock units	7,418	7,099
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Other restricted common stock	—	22
Total shares excluded from net loss per share	16,782	16,485
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of June 30, 2014. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
3. INVESTMENTS
Investments in Marketable Securities
The Company’s investments in available-for-sale marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principle objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
 The following is a summary of investments in marketable securities, including cash equivalents, as of June 30, 2014 (in thousands):

	June 30, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$60,002	$—	$—	$60,002
Corporate bonds	68,961	20	(31)	68,950
Agency bonds	112,990	19	(10)	112,999
U.S. treasury securities	12,000	5	—	12,005
Commercial paper	4,992	—	—	4,992
	$258,945	$44	$(41)	$258,948
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$65,700	$—	$—	$65,700
Corporate bonds	78,488	121	—	78,609
Agency bonds	121,307	14	(5)	121,316
	$265,495	$135	$(5)	$265,625
As of June 30, 2014, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of June 30, 2014 and December 31, 2013. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of June 30, 2014 and December 31, 2013.
Strategic Investments
In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. As of June 30, 2014, the Company determined the investment cost represents the fair value due to the proximity of the transaction to the reporting date.
4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(2,124)	$1,676	$3,800	$(1,649)	$2,151
Customer relationships	2,400	(1,342)	1,058	2,400	(1,042)	1,358
Domains/trademarks/tradenames	320	(320)	—	320	(278)	42
Software license rights	1,654	(909)	745	1,654	(759)	895
Non-compete agreements	610	(546)	64	610	(424)	186
Total	$8,784	$(5,241)	$3,543	$8,784	$(4,152)	$4,632
Total amortization expense from finite-lived intangible assets was $0.5 million and $1.1 million for the three and six months ended June 30, 2014, respectively, and $0.6 million and $1.1 million for the three and six months ended June 30, 2013, respectively. Amortization expense of $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2013, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.

The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2014 (in thousands):

2014	$989
2015	1,840
2016	555
2017	146
2018	13
Total	$3,543

Estimated remaining amortization expense of $0.6 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 is expected to be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s second quarter financial statements, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the six months ended June 30, 2014 and the year ended December 31, 2013.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$60,002	$60,002	$—	$—	$65,700	$65,700	$—	$—
Corporate bonds	68,950	—	68,950	—	78,609	—	78,609	—
Agency bonds	112,999	—	112,999	—	121,316	—	121,316	—
U.S. treasury securities	12,005	—	12,005	—	—	—	—	—
Commercial paper	4,992	—	4,992	—	—	—	—	—
Strategic investments	500	—	—	500	—	—	—	—
	$259,448	$60,002	$198,946	$500	$265,625	$65,700	$199,925	$—
At June 30, 2014 and December 31, 2013, cash equivalents of $60.0 million and $65.7 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of June 30, 2014, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of June 30, 2014, no adjustments were made to such pricing information.

Strategic Investments
The Company’s investment in a privately-held company is shown in the accompanying Consolidated Balance Sheets in Long-term investments and accompanying Consolidated Statements of Cash Flows in Purchases of investments. This investment is considered Level 3 in the fair value hierarchy as it will be valued using significant unobservable inputs or data from various valuation approaches.
Senior Convertible Notes
The convertible notes are shown in the accompanying Consolidated Balance Sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of our convertible notes as of June 30, 2014 was $287.3 million. The fair value of the convertible notes were estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

The net carrying amount of the liability component of the Notes as of June 30, 2014 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(31,515)
Net carrying value	$221,485
The following table presents the interest expense recognized related to the Notes for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Contractual interest expense at 1.5% per annum	$949	$137	$1,898	$137
Amortization of debt issuance costs	284	40	565	40
Accretion of debt discount	1,771	246	3,520	246
Total	$3,004	$423	$5,983	$423
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
Other Debt Arrangements

The Company entered into other debt arrangements with finance companies to finance the purchase of property, equipment and software. The total amounts outstanding under these arrangements were $0.6 million and $0.9 million as of June 30, 2014 and December 31, 2013, respectively.

7. STOCK-BASED AWARDS
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2014 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	7,127	$23.07	8.1	$215,549
Granted	793	48.82
Exercised	(780)	9.38
Forfeited	(180)	37.30
Outstanding, June 30, 2014	6,960	$27.17	7.9	$139,294

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2014	3,057	$14.28	6.9	$97,097
Vested and expected to vest at June 30, 2014	6,836	26.93	7.9	138,256
Unrecognized compensation expense relating to stock options was $59.9 million at June 30, 2014, which is expected to be recognized over a weighted-average period of 2.9 years.
The aggregate grant date fair value of stock options granted during the six months ended June 30, 2014 was $19.1 million.
Restricted Stock Awards
In connection with the acquisition of Sonar in 2012, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the Company upon the acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is being recognized as compensation expense over the 2 year vesting period. As of June 30, 2014, all of the issued shares were vested.

Restricted Stock Units
At June 30, 2014, there were 352,464 shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $8.2 million at June 30, 2014, which is expected to be recognized as expense over the weighted-average period of 2.8 years.
Performance Based Options and Restricted Stock Units
In March 2014, the Company granted additional performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these awards is based upon (a) the Company meeting certain revenue targets by December 31, 2014, and (b) the recipient continuing to provide service through each measurement date, as defined in the agreement applicable to the award. The awards vest generally over a three year period and have a term of 10 years. The Company estimated the grant date fair value for each target level at the grant date and is recognizing stock-based compensation over the vesting period using a graded vesting model based upon the revenue target that is probable of being achieved. Achievement of the probable target level would result in the issuance of 63,000 shares of the Company’s common stock upon the vesting of the restricted stock units. The maximum number of shares of the Company’s common stock issuable upon vesting of the restricted stock units should the maximum target level become probable is 69,000. The Company may be required to adjust compensation cost in the future to the extent that another target level becomes probable.

The Company recognized compensation expense related to performance based awards of $0.7 million and $0.8 million for the three and six months ended June 30, 2014, respectively. Unrecognized compensation expense related to unvested performance-based options and restricted stock units was $2.8 million at June 30, 2014, based on the probable performance target level at that date, which is expected to be recognized as expense over the weighted-average period of 2.3 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the three and six months ended June 30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of revenue	$585	$472	$1,328	$900
Sales and marketing expense	4,388	1,964	7,955	3,648
Research and development expense	798	428	1,572	751
General and administrative expense	2,363	1,483	5,171	3,047
Total	$8,134	$4,347	$16,026	$8,346

8. INCOME TAXES
The Company’s income tax provision was approximately $0.2 million and $0.4 million with an effective income tax rate of 1.2% and 1.1% for the three and six months ended June 30, 2014, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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

Lease Commitments
The Company did not enter into any new significant lease agreements during the three and six months ended June 30, 2014.
Other Commitments
During May 2014, the Company amended an agreement with one of its third party service providers, whereby the Company has committed to provide certain dollar amounts of professional service projects related to implementation and other services for clients of the Company. The amendment increased the contractual commitment amount by $1.8 million in 2014, $1.8 million in 2015, $1.8 million in 2016, $1.8 million in 2017, $1.8 million in 2018 and $2.1 million thereafter.
Litigation
During 2012, the Company received an unfavorable ruling in arbitration related to an employment matter. Based on this ruling, the Company has estimated the probable loss for this matter, including both the award and estimated plaintiff attorneys' fees, to be approximately $2.6 million. The Company determined that insurance recovery for this loss was probable, and recorded a related receivable in other current assets for this matter along with the estimated liability. In March 2014, the insurance company paid the judgment amount plus accrued post-judgment interest to the Superior Court of California to satisfy the judgment and terminate the further accrual of post-judgment interest, eliminating the liability and the related insurance recovery balance of $2.6 million. The Company filed a notice of appeal, but believed the possibility of any additional significant loss to be remote. In August 2014, the matter was settled, and no further obligation has resulted from the final settlement.
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
10. RELATED PARTY TRANSACTIONS

In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s CEO is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three and six months ended June 30, 2014, the Company provided at no charge certain resources to the Foundation, with approximate value of $0.6 million and $1.1 million, respectively.
11. SUBSEQUENT EVENTS
During July and August 2014, the Compensation Committee of our Board of Directors granted stock options to purchase 1,004,567 shares of the Company’s common stock at a weighted-average exercise price of $44.29 per share. The stock options vest over four years. During July and August 2014, the Compensation Committee of our Board of Directors granted restricted stock units covering 144,886 shares of the Company’s common stock which generally vest annually over four years.
During July 2014, the Compensation Committee of our Board of Directors also granted additional performance-based restricted stock units. Achievement of the probable target level would result in the issuance of 40,600 shares of the Company’s common stock upon the vesting of the restricted stock units and achievement of the maximum target would result in the issuance of 60,900 shares of the Company’s common stock upon the vesting of the restricted stock units. The performance-based restricted stock units will be fully vested after three years.

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
Our Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite consisting of seven product offerings to help organizations manage their recruiting, onboarding, learning, performance, succession, compensation and enterprise social collaboration processes. We also offer Enterprise and Mid-Market organizations an eighth product to manage training for their external networks of partners, suppliers, resellers, distributors and customers. To complement our product suite, we offer a number of cross-product tools for analytics and reporting, employee profile management, and e-learning content aggregation. We also provide consulting services for configuration and training, as well as third-party e-learning content for use with our solution. After the initial purchase of our solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the solution across their organizations and increase usage of the solution over time.
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
We currently have over 1,800 clients who use our Enterprise and Mid-Market solution to empower approximately 15.5 million users across 191 countries and 42 languages. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007 to 805 at December 31, 2011, to 1,237 at December 31, 2012, to 1,631 at December 31, 2013 and to 1,826 at June 30, 2014.

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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $61.5 million and $118.9 million for the three and six months ended June 30, 2014, respectively, from $44.3 million and $82.0 million for the three and six months ended June 30, 2013, respectively.
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
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our solutions; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, consulting services and on-going client support; payments to external service providers contracted to perform implementation services; depreciation of data centers; amortization of capitalized software costs, amortization of developed technology and software license rights; content and licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing consulting services are significantly higher as a percentage of revenue than the costs associated with providing access to our solutions due to the labor costs to provide the consulting services.
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

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead. We expect our general and administrative expenses to increase as we continue to expand our operations.

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangibles consists of amortization of Sonar acquisition-related intangibles, including customer relationships, non-compete agreements, patents, trade names and trademarks. We also record amortization of developed technology and software license rights in cost of revenue.

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to increase as a result of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper, in the three and six months ended June 30, 2014.

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
Subsequent to the filing of our Annual Report on Form 10-K, we added a policy related to strategic investments. During June 2014, we made a $0.5 million investment in a debt security of a privately-held company. We have elected fair value accounting for this debt security, and therefore, the current strategic investment are recorded at fair value, with any changes in value recorded in other income (expense) in the accompanying Consolidated Statement of Operations. The investment is included in long-term investments on the Consolidated Balance Sheet. As of June 30, 2014, there have been no additional material changes to our critical accounting policies since December 31, 2013.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue	$61,468	$44,346	$118,877	$82,003
Cost of revenue	17,409	13,164	34,813	24,416
Gross profit	44,059	31,182	84,064	57,587
Operating expenses:
Sales and marketing	39,608	26,274	74,747	49,284
Research and development	6,900	5,232	13,783	9,651
General and administrative	10,455	7,530	20,909	16,096
Amortization of certain acquired intangibles	213	251	464	502
Total operating expenses	57,176	39,287	109,903	75,533
Loss from operations	(13,117)	(8,105)	(25,839)	(17,946)
Other income (expense):
Interest income	190	—	413	—
Interest expense	(3,028)	(505)	(6,038)	(584)
Other, net	(477)	(209)	(605)	(222)
Loss before income tax (provision) benefit	(16,432)	(8,819)	(32,069)	(18,752)
Income tax (provision) benefit	(200)	136	(353)	135
Net loss	$(16,632)	$(8,683)	$(32,422)	$(18,617)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2014	2013	2014	2013
Revenue (in thousands)	$61,468	$44,346	$118,877	$82,003
Bookings (in thousands)	$70,108	$48,852	$119,767	$84,791
Number of clients	1,826	1,411	1,826	1,411
Number of users (in millions)	15.5	12.3	15.5	12.3

Revenue increased $17.1 million, or 39%, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of an increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to April 1, 2014.
Revenue increased $36.9 million, or 45%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was primarily the result of a $36.1 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2014. In addition, revenue increased by $0.8 million from the acquisition of new clients during the six months ended June 30, 2014.

The following table sets forth our revenue based on the location of our clients for each of the periods indicated (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenue for United States	$41,882	$31,447	$81,466	$57,627
Percentage of total revenue for United States	68%	71%	69%	70%
Revenue for all other countries	$19,586	$12,899	$37,411	$24,376
Percentage of total revenue for all other countries	32%	29%	31%	30%
	$61,468	$44,346	$118,877	$82,003
Bookings increased 44% and 41%, respectively, for the three and six months ended June 30, 2014 as compared to the same periods in 2013, reflecting an increase in both revenue and deferred revenue compared to the same periods in 2013. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition generally of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended June 30, 2014
Revenue		$61,468
Deferred revenue at March 31, 2014	$131,072
Deferred revenue at June 30, 2014	139,712
Change in deferred revenue		8,640
Bookings		$70,108
	Deferred Revenue Balance	Three Months Ended June 30, 2013
Revenue		$44,346
Deferred revenue at March 31, 2013	$90,534
Deferred revenue at June 30, 2013	95,040
Change in deferred revenue		4,506
Bookings		$48,852

	Deferred Revenue Balance	Six Months Ended June 30, 2014
Revenue		$118,877
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at June 30, 2014	139,712
Change in deferred revenue		890
Bookings		$119,767
	Deferred Revenue Balance	Six Months Ended June 30, 2013
Revenue		$82,003
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at June 30, 2013	95,040
Change in deferred revenue		2,788
Bookings		$84,791
We believe our revenue and bookings growth is a result of our continued investment in and development of our direct sales and sales support teams. We believe this investment has enabled us to achieve greater sales coverage and better sales execution, as well as increase our marketing activities, which we believe has improved brand awareness and created higher demand for our solutions. We have also continued to enhance our Enterprise and Mid-Market solution, which we believe has encouraged existing clients to buy multiple products with their initial purchase and add additional products and users over the term of their agreement.
Our number of clients grew 29% at June 30, 2014 compared to June 30, 2013. Our number of users increased 27% at June 30, 2014 compared to June 30, 2013.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Cost of revenue	$17,409	$13,164	$34,813	$24,416
Gross profit	$44,059	$31,182	$84,064	$57,587
Gross margin	72%	70%	71%	70%
Cost of revenue increased $4.2 million, or 32%, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase in cost of revenue related to $1.5 million in increased costs related to outsourced consulting services, a $0.8 million increase in allocated overhead costs and a $0.6 million increase in employee-related costs due to higher headcount. These cost were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Cost of revenue increased $10.4 million, or 43%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increase in cost of revenue related to $4.2 million in increased costs related to outsourced consulting services, a $1.9 million increase in employee-related costs due to higher headcount and a $1.6 million increase in allocated overhead costs. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Sales and marketing	$39,608	$26,274	$74,747	$49,284
Percent of revenue	64%	59%	63%	60%
Sales and marketing expenses increased $13.3 million, or 51%, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was a result of the growth of our sales force and an increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2014 increased compared to June 30, 2013, contributing to an increase in employee-related costs of $10.4 million. In addition, we incurred increased costs for marketing programs of $1.1 million, overhead costs, such as rent, IT costs, and depreciation and amortization of $1.0 million, and travel costs associated with our sales and marketing teams of $0.7 million.
Sales and marketing expenses increased $25.5 million, or 52%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was a result of the growth of our sales force and an increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2014 increased compared to June 30, 2013, contributing to an increase in employee-related costs of $19.5 million. In addition, we incurred increased overhead costs, such as rent, IT costs, and depreciation and amortization of $2.0 million, costs for marketing programs of $1.7 million, and travel costs associated with our direct sales teams of $1.7 million.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Research and development	$6,900	$5,232	$13,783	$9,651
Percent of revenue	11%	12%	12%	12%
Research and development expenses increased by $1.7 million, or 32%, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was a result of our continued investment in research and development headcount at June 30, 2014 compared to June 30, 2013 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $1.4 million. The remaining increase relates to allocated overhead costs.
Research and development expenses increased by $4.1 million, or 43%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was a result of our continued investment in research and development headcount at June 30, 2014 compared to June 30, 2013 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $3.4 million. The remaining increase relates to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $2.8 million and $1.8 million of software development costs and amortized $1.5 million and $1.0 million in the three months ended June 30, 2014 and June 30, 2013, respectively, and capitalized $5.3 million and $3.7 million and amortized $2.8 million and $1.9 million in the six months ended June 30, 2014 and June 30, 2013, respectively.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
General and administrative	$10,455	$7,530	$20,909	$16,096
Percent of revenue	17%	17%	18%	20%
General and administrative expenses increased by $2.9 million, or 39%, for the three months ended June 30, 2014 as compared to the same period in 2013. The increase was driven by higher costs to support our growing business, which mainly consists of employee-related costs of $1.6 million as a result of increased headcount and stock-based compensation awards between June 30, 2013 and June 30, 2014. General and administrative expenses are expected to increase with the growth of our company.
General and administrative expenses increased by $4.8 million, or 30%, for the six months ended June 30, 2014 as compared to the same period in 2013. The increase was driven by higher costs to support our growing business, which mainly consists of employee-related costs of $3.5 million as a result of increased headcount and stock-based compensation awards between June 30, 2013 and June 30, 2014. General and administrative expenses are expected to increase with the growth of our company.
Amortization of certain acquired intangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Amortization of certain acquired intangible assets	$213	$251	$464	$502
Amortization of certain acquired intangible assets remained consistent for the three and six months ended June 30, 2014, as compared to the same period in 2013.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2014 (in thousands):

2014	$989
2015	1,840
2016	555
2017	146
2018	13
Total	$3,543
Estimated remaining amortization expense of $0.6 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 will be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Interest income	$190	$—	$413	$—
Interest expense	(3,028)	(505)	(6,038)	(584)
Other, net	(477)	(209)	(605)	(222)
Total	$(3,315)	$(714)	$(6,230)	$(806)

Interest income for the three and six months ended June 30, 2014 increased by $0.2 million and $0.4 million, respectively, as compared to the same periods in 2013 due to the interest income earned on the purchase of investment securities net of purchased premium amortization in the three and six months ended June 30, 2014.
Interest expense for the three months ended June 30, 2014 increased by $2.5 million as compared to the same period in 2013 due to accretion of debt discount and the amortization of debt issuance costs of $2.1 million and interest expense of $0.9 million for the convertible notes issued in June 2013.
Interest expense for the six months ended June 30, 2014 increased by 5.5 million as compared to the same period in 2013 due to accretion of debt discount and the amortization of debt issuance costs of $4.1 million and interest expense of $1.9 million for the convertible notes issued in June 2013. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses primarily related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and six months ended June 30, 2014 and 2013, respectively, were primarily driven by fluctuations in the Euro in relation to the British Pound.
Income Tax (Provision) Benefit

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)
Income tax (provision) benefit	$(200)	$136	$(353)	$135
For the three and six months ended June 30, 2014, we recorded an income tax provision related to foreign and certain state income taxes.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our condensed consolidated balance sheet as of June 30, 2014.
At June 30, 2014, our principal sources of liquidity were $96.6 million of cash and cash equivalents, investments of $199.4 million, and $69.1 million of accounts receivable.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2014	2013
Net cash used in operating activities	$(7,278)	$(1,114)
Net cash used in investing activities	(12,352)	(5,791)
Net cash provided by financing activities	6,539	221,022
Net Cash Used In Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities of $7.3 million in the six months ended June 30, 2014 was a result of the continued growth of our business and our continued investments for further growth. In the six months ended June 30, 2014, $27.2 million, or 84%, of our net loss of $32.4 million consisted of non-cash items, including $16.0 million of stock-based compensation, $6.3 million of depreciation and amortization, and $4.1 million of accretion of debt discount and amortization of debt issuance costs, and amortization of a purchased premium of $0.7 million related to investment securities.
Cash used in operating activities in the six months ended June 30, 2014 also included a $2.2 million increase in deferred commissions due to increased sales during the period, a decrease in other liabilities of $2.2 million primarily due to payment of a legal settlement during the period, a $1.3 million increase in accounts receivable due to the timing of payments from our clients, a $0.5 million decrease in accrued liabilities primarily due to the timing of payments and a $0.5 million decrease in deferred revenue at June 30, 2014 compared to December 31, 2013, due to the seasonality in terms of when we enter into client agreements. Cash used in operating activities was partially offset by a $1.9 million increase in prepaid and other assets primarily due to an increase in business activity associated with the growth of our business and the timing of payments to vendors and an increase in accounts payable of $2.6 million attributable to increased expenses associated with our growth.
Cash used in operating activities of $1.1 million in the six months ended June 30, 2013 was a result of the continued growth of our business and our continued investments for further growth. In the six months ended June 30, 2013, $13.3 million, or 71%, of our net loss of $18.6 million consisted of non-cash items, including $8.3 million of stock-based compensation, and $4.4 million of depreciation and amortization.
Cash used in operating activities in the six months ended June 30, 2013 also included a $3.2 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors, a $1.8 million increase in deferred commissions due to increased sales during the period, and a $1.4 million decrease in accrued liabilities primarily due to the timing of payments. Cash used in operating activities was partially offset by a $4.2 million increase in deferred revenue at June 30, 2013 compared to December 31, 2012, an increase in accounts payable of $3.9 million attributable to increased expenses associated with our growth, and a $2.5 million decrease in accounts receivable due to the receipt of payments from our clients mainly the result of higher billings in the fourth quarter of 2012 due to the seasonality of our business.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In July 2013, we began to invest the proceeds of our convertible notes in investment securities. In addition, in June 2014, we made a strategic investment in a privately-held company. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $12.4 million of cash in investing activities in the six months ended June 30, 2014, primarily due to $82.7 million in purchases of investment securities, $7.3 million in purchases of additional equipment, and $4.7 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $82.3 million increase related to cash received from the maturities of investment securities.
We used $5.8 million of cash in investing activities in the six months ended June 30, 2013, primarily due to $3.4 million of investments in our capitalized software and $2.4 million in purchases of additional equipment during the period.

Net Cash Provided by Financing Activities
Cash provided by financing activities of $6.5 million in the six months ended June 30, 2014 was primarily due to proceeds from stock option exercises of $7.3 million. These proceeds were partially offset by our payments of $0.5 million on our capital lease and financing obligations and repayment of our credit facility of $0.3 million.
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
Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2014 except for the following: we amended an agreement to increase our contractual commitment with a third party service provider by $1.8 million in 2014, $1.8 million in 2015, $1.8 million in 2016, $1.8 million in 2017, $1.8 million in 2018 and $2.1 million thereafter.
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
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, U.S. treasury and agency securities, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At June 30, 2014, we had cash and cash equivalents of $96.6 million and investments of $199.4 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
We do not believe our cash equivalents, corporate bonds, U.S. treasury securities, agency securities and commercial paper have significant risk of default or illiquidity. While we believe our cash investments do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.

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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2014, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $4.7 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $16.6 million, $32.4 million, $40.4 million, $31.4 million, and $63.9 million for the three and six months ended June 30, 2014, and years ended December 31, 2013, 2012 and 2011, respectively. At June 30, 2014, our accumulated deficit was $268.9 million and total stockholders’ equity was $44.1 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
Forecasts of our business growth may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, or at all.
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing of agreements with our customers, variability in the service delivery periods for our customers, and expected growth in our market. Our assumptions and estimates related to our business growth may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 987 employees on December 31, 2013 to 1,144 employees on June 30, 2014. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Japan, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our auditors also need to audit the effectiveness of our internal control over financial reporting. These assessments need to include disclosure of any material weaknesses in our internal control over financial reporting.
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
At June 30, 2014, we had $96.6 million in cash and cash equivalents and $198.9 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities, agency securities and commercial paper. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
The trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including:

•	our operating performance and the performance of other similar companies;

•	the financial projections we provide to the public, any changes in these projections or our failure to meet or exceed these projections;

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;

•	speculation in the press or investment community;

•	the size of our public float;

•	natural disasters or terrorist acts;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	global economic, legal and regulatory factors unrelated to our performance.

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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Perry A. Wallack
Perry A. Wallack
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: August 7, 2014

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1*	2014 Sales Commission Plan between the Registrant and David J. Carter.
10.2*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.
10.3*	Change of Control Severance Agreement between the Registrant and Vincent Belliveau.
10.4*	Description of 2014 Executive Bonus Plan	8-K	001-35098	n/a	April 8, 2014
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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