Form 10-Q
period 2014-09-30
Cornerstone OnDemand Inc
filed 2014-11-07
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 3, 2014
Common Stock	53,555,392

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
TRADEMARKS
© Copyright 2014 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Quarterly Report on Form 10-Q are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

PART I. FINANCIAL INFORMATION

ITEM 1.	Condensed Consolidated Financial Statements

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2014	December 31, 2013
Assets
Cash and cash equivalents	$103,994	$109,583
Short-term investments	123,793	199,925
Accounts receivable, net	86,856	67,191
Deferred commissions	20,004	16,634
Prepaid expenses and other current assets	13,568	14,118
Total current assets	348,215	407,451
Capitalized software development costs, net	14,357	10,665
Property and equipment, net	20,428	14,436
Long-term investments	59,883	—
Intangible assets, net	3,019	4,632
Goodwill	8,193	8,193
Other assets, net	5,227	5,978
Total Assets	$459,322	$451,355
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$11,551	$10,037
Accrued expenses	22,377	22,288
Deferred revenue, current portion	148,057	135,322
Capital lease obligations, current portion	416	905
Debt, current portion	403	519
Other liabilities	2,258	4,203
Total current liabilities	185,062	173,274
Convertible notes, net	223,279	217,965
Other liabilities, non-current	4,036	3,111
Deferred revenue, net of current portion	5,410	3,500
Capital lease obligations, net of current portion	5	218
Debt, net of current portion	83	392
Total liabilities	417,875	398,460
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 53,527 and 52,470 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	324,638	289,307
Accumulated deficit	(283,200)	(236,467)
Accumulated other comprehensive income	4	50
Total stockholders’ equity	41,447	52,895
Total Liabilities and Stockholders’ Equity	$459,322	$451,355

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenue	$68,318	$48,270	$187,195	$130,273
Cost of revenue	19,374	13,644	54,187	38,060
Gross profit	48,944	34,626	133,008	92,213
Operating expenses:
Sales and marketing	41,512	28,601	116,259	77,885
Research and development	7,552	5,716	21,335	15,367
General and administrative	9,576	8,261	30,485	24,357
Amortization of certain acquired intangible assets	211	251	675	753
Total operating expenses	58,851	42,829	168,754	118,362
Loss from operations	(9,907)	(8,203)	(35,746)	(26,149)
Other income (expense):
Interest income	174	151	587	152
Interest expense	(3,049)	(2,977)	(9,087)	(3,562)
Other, net	(1,351)	79	(1,956)	(143)
Other income (expense), net	(4,226)	(2,747)	(10,456)	(3,553)
Loss before income tax (provision) benefit	(14,133)	(10,950)	(46,202)	(29,702)
Income tax (provision) benefit	(178)	(104)	(531)	31
Net loss	$(14,311)	$(11,054)	$(46,733)	$(29,671)
Net loss per share, basic and diluted	$(0.27)	$(0.21)	$(0.88)	$(0.58)
Weighted average common shares outstanding, basic and diluted	53,423	51,544	53,130	51,164

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(14,311)	$(11,054)	$(46,733)	$(29,671)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	355	(547)	110	171
Net change in unrealized (losses) gains on investments	(29)	113	(156)	113
Other comprehensive income (loss), net of tax	326	(434)	(46)	284
Total comprehensive loss	$(13,985)	$(11,488)	$(46,779)	$(29,387)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(46,733)	$(29,671)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,831	6,997
Accretion of debt discount and amortization of debt issuance costs	6,167	2,267
Purchased investment premium, net of amortization	225	(3,031)
Unrealized foreign exchange loss	1,329	375
Stock-based compensation expense	24,504	14,263
Deferred income taxes	—	(350)
Changes in operating assets and liabilities:
Accounts receivable	(20,920)	(8,045)
Deferred commissions	(3,527)	(3,041)
Prepaid expenses and other assets	845	(4,249)
Accounts payable	2,037	3,011
Accrued expenses	125	2,308
Deferred revenue	15,664	16,562
Other liabilities	(978)	540
Net cash used in operating activities	(11,431)	(2,064)
Cash flows from investing activities:
Purchases of investments	(124,191)	(203,959)
Maturities of investments	139,849	5,459
Purchases of property and equipment	(10,522)	(6,467)
Capitalized software costs	(7,000)	(4,987)
Net cash used in investing activities	(1,864)	(209,954)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	245,664
Payments for convertible note hedges	—	(49,537)
Proceeds from the issuance of warrants	—	23,225
Proceeds from issuance of debt	—	1,914
Repayment of debt	(425)	(3,901)
Principal payments under capital lease obligations	(701)	(1,389)
Proceeds from stock option and warrant exercises	9,721	9,238
Net cash provided by financing activities	8,595	225,214
Effect of exchange rate changes on cash and cash equivalents	(889)	3
Net (decrease) increase in cash and cash equivalents	(5,589)	13,199
Cash and cash equivalents at beginning of period	109,583	76,442
Cash and cash equivalents at end of period	$103,994	$89,641
Supplemental cash flow information:
Cash paid for interest	$1,970	$209
Cash paid for income taxes	$503	$457
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$88
Capitalized assets financed by accounts payable and accrued expenses	$783	$150
Capitalized stock-based compensation	$1,113	$639
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
The Company’s solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include hiring and developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. Management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to Company’s chief executive officer, who is the Company’s chief operating decision maker.
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Auckland, Düsseldorf, Hong Kong, London, Madrid, Mumbai, Munich, Paris, Stockholm, Sydney, Tel Aviv, and Tokyo.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the interim periods presented. Results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies are described in “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
In November 2013, the Company launched the Cornerstone Innovation Fund, a strategic initiative created to invest in, advise and collaborate with privately-held companies in the development stage. The Company anticipates making a few strategic investments each year, with each individual investment ranging from approximately $0.3 million to $1.0 million in size. Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, an accounting policy was added related to these strategic investments. In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company has elected fair value accounting for this debt security, and therefore, the current strategic investment is recorded at fair value, with any changes in value recorded in other income (expense) in the accompanying Condensed Consolidated Statement of Operations. In September 2014, the Company made a $0.4 million investment in equity securities of a privately-held company. The Company is accounting for this investment using the cost method of accounting. This investment is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. The two investments are included in long-term investments in the accompanying Condensed Consolidated Balance Sheet.

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
In June 2014, the FASB issued a new accounting standards update amending the accounting guidance for the disclosure requirements of Variable Interest Entities relating to development stage entities. The new standard is effective prospectively for reporting periods beginning after December 15, 2015. The Company early adopted the new guidance in the three months ended June 30, 2014. The adoption of this guidance did not have a significant impact on the Company’s disclosures and the results of operations or financial position.
2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(14,311)	$(11,054)	$(46,733)	$(29,671)
Weighted-average shares of common stock outstanding	53,423	51,544	53,130	51,164
Net loss per share – basic and diluted	$(0.27)	$(0.21)	$(0.88)	$(0.58)
At September 30, 2014 and 2013, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	September 30,
	2014	2013
Options to purchase common stock and restricted stock units	8,496	7,716
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Other restricted common stock	—	22
Total shares excluded from net loss per share	17,860	17,102
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of September 30, 2014. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
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

 The following is a summary of investments in marketable securities, including cash equivalents, as of September 30, 2014 (in thousands):

	September 30, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$76,114	$—	$—	$76,114
Corporate bonds	54,174	1	(49)	54,126
Agency bonds	111,672	24	(10)	111,686
U.S. treasury securities	12,000	7	—	12,007
Commercial paper	4,997	—	—	4,997
	$258,957	$32	$(59)	$258,930
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2013 (in thousands):

	December 31, 2013
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$65,700	$—	$—	$65,700
Corporate bonds	78,488	121	—	78,609
Agency bonds	121,307	14	(5)	121,316
	$265,495	$135	$(5)	$265,625
As of September 30, 2014, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately eight months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of September 30, 2014 and December 31, 2013. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of September 30, 2014 and December 31, 2013.
Strategic Investments
In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company has elected fair value accounting for this debt security and the fair value was determined to be $0.5 million as of September 30, 2014.
In September 2014, the Company made a $0.4 million investment in equity securities of a privately-held company. The Company is accounting for this investment using the cost method of accounting. This investment is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of September 30, 2014, the Company determined there was no impairment of this investment.
4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$3,800	$(2,362)	$1,438	$3,800	$(1,649)	$2,151
Customer relationships	2,400	(1,492)	908	2,400	(1,042)	1,358
Domains/trademarks/tradenames	320	(320)	—	320	(278)	42
Software license rights	1,654	(984)	670	1,654	(759)	895
Non-compete agreements	610	(607)	3	610	(424)	186
Total	$8,784	$(5,765)	$3,019	$8,784	$(4,152)	$4,632

Total amortization expense from finite-lived intangible assets was $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively, and $0.6 million and $1.7 million for the three and nine months ended September 30, 2013, respectively. Amortization expense of $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2013, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2014 (in thousands):

2014	$465
2015	1,840
2016	555
2017	146
2018	13
Total	$3,019

Estimated remaining amortization expense of $0.3 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 is expected to be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2014, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the nine months ended September 30, 2014 and the year ended December 31, 2013.
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
Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$76,114	$76,114	$—	$—	$65,700	$65,700	$—	$—
Corporate bonds	54,126	—	54,126	—	78,609	—	78,609	—
Agency bonds	111,686	—	111,686	—	121,316	—	121,316	—
U.S. treasury securities	12,007	—	12,007	—	—	—	—	—
Commercial paper	4,997	—	4,997	—	—	—	—	—
Strategic investments	500	—	—	500	—	—	—	—
	$259,430	$76,114	$182,816	$500	$265,625	$65,700	$199,925	$—

At September 30, 2014 and December 31, 2013, cash equivalents of $76.1 million and $65.7 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of September 30, 2014, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of September 30, 2014, no adjustments were made to such pricing information.
Strategic Investments
The Company’s investments in privately-held companies are shown in the accompanying Condensed Consolidated Balance Sheets in Long-term investments and accompanying Condensed Consolidated Statements of Cash Flows in Purchases of investments. The investment in debt securities is considered Level 3 in the fair value hierarchy as it has been valued using significant unobservable inputs or data from various valuation approaches and is measured each reporting period at fair value.
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2014 (in thousands):

Balance as of June 30, 2014	$500
Change in value	—
Balance as of September 30, 2014	$500
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of September 30, 2014 was $254.0 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

6. DEBT
Senior Convertible Notes
In 2013, the Company issued senior convertible notes (the “Notes”) raising gross proceeds of $253.0 million.
The Notes are governed by an Indenture, dated June 17, 2013 (the “Indenture”), between the Company and U.S. Bank National Association, as trustee. The Notes mature on July 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
The Notes are convertible at an initial conversion rate of 18.5046 shares of common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.04 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company's common stock and a liquidation of the Company. Upon conversion, the Company will deliver cash for the principal amount, and the Company has the right to settle any amounts in excess of the principal in cash or shares.
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

Holders of the Notes may convert their Notes at any time on or after April 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date.
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
The net carrying amount of the liability component of the Notes as of September 30, 2014 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(29,721)
Net carrying value	$223,279
The following table presents the interest expense recognized related to the Notes for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Contractual interest expense at 1.5% per annum	$949	$949	$2,846	$1,086
Amortization of debt issuance costs	288	274	853	314
Accretion of debt discount	1,793	1,707	5,314	1,953
Total	$3,030	$2,930	$9,013	$3,353
The net proceeds from the Notes were approximately $246.0 million after payment of the initial purchasers' offering expenses. The Company used approximately $49.5 million of the net proceeds of the Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company's sale of the Warrants also described below.
Note Hedges
Concurrent with the issuance of the Notes, the Company entered into note hedges (the “Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $49.5 million for the Note Hedges. The Note Hedges cover approximately 4.7 million shares of the Company's common stock at a strike price of $54.04 per share, and are exercisable by the Company upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of the Company's common stock at the time of exercise is greater than the conversion price of the Notes.

Warrants
Separately and concurrently with the entry by the Company into the Note Hedges, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire up to 4.7 million shares of the Company's common stock at a strike price of $80.06 per share (“Warrants”), subject to anti-dilution adjustments. The Company received proceeds of $23.2 million from the sale of the Warrants. The Warrants expire at various dates during 2018 and 2019. If the fair value per share of the Company's common stock exceeds the strike price of the Warrants, the Warrants will reduce diluted earnings per share to the extent that the calculation does not have an anti-dilutive effect.
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
Other Debt Arrangements

The Company has entered into other debt arrangements with finance companies to finance the purchase of property, equipment and software. The total amounts outstanding under these arrangements were $0.5 million and $0.9 million as of September 30, 2014 and December 31, 2013, respectively.
7. STOCK-BASED AWARDS
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2014 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	7,127	$23.07	8.1	$215,549
Granted	1,979	45.65
Exercised	(937)	10.35
Forfeited	(304)	38.46
Outstanding, September 30, 2014	7,865	$29.67	8.0	$78,704

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at September 30, 2014	3,485	$17.39	6.9	$64,385
Vested and expected to vest at September 30, 2014	7,720	29.45	8.0	78,419
Unrecognized compensation expense relating to stock options was $75.2 million at September 30, 2014, which is expected to be recognized over a weighted-average period of 3.0 years.
The aggregate grant date fair value of stock options granted during the nine months ended September 30, 2014 was $44.6 million.

Restricted Stock Awards
In connection with the acquisition of Sonar in 2012, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the Company upon the acquisition. As of September 30, 2014, all of the issued shares were vested.

Restricted Stock Units
At September 30, 2014, there were 464,371 shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $13.4 million at September 30, 2014, which is expected to be recognized as expense over the weighted-average period of 3.0 years.
Performance Based Restricted Stock Units
In March 2014, the Company granted performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these awards is based upon (a) the Company meeting certain revenue targets by December 31, 2014, and (b) the recipient continuing to provide service through each measurement date, as defined in the agreement applicable to the award. The awards generally vest over a three year period and have a term of 10 years. The Company estimated the grant date fair value for each target level at the grant date and is recognizing stock-based compensation over the vesting period using a graded vesting model based upon the revenue target that is probable of being achieved. The maximum number of shares of the Company’s common stock issuable upon vesting of these restricted stock units should the maximum target level become probable is 69,000. In September 2014, based on current and forecasted sales and service delivery levels, the Company determined that the revenue target would not be met. As such, the Company recorded a reversal of $0.7 million of previously recorded compensation expense during the three months ended September 30, 2014.
In July 2014, the Company granted additional performance-based restricted stock units. The number of shares of the Company's common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, and (b) the recipient continuing to provide service through the end of the three year term of the award. Achievement of the maximum performance level would result in the issuance of 60,900 shares. The Company has used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which will be recognized ratably over the three year term of the award.
The Company recognized compensation expense related to this performance based award of $0.1 million and $0.1 million for the three and nine months ended September 30, 2014, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $1.7 million at September 30, 2014, based on the probable performance target level at that date, which is expected to be recognized as expense over the weighted-average period of 2.8 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock and restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of revenue	$636	$601	$1,964	$1,501
Sales and marketing expense	5,303	2,911	13,258	6,559
Research and development expense	926	610	2,498	1,361
General and administrative expense	1,613	1,795	6,784	4,842
Total	$8,478	$5,917	$24,504	$14,263

8. INCOME TAXES
The Company’s income tax provision was approximately $0.2 million and $0.5 million with an effective income tax rate of 1.3% and 1.2% for the three and nine months ended September 30, 2014, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
9. COMMITMENTS AND CONTINGENCIES
Guarantees and Indemnifications
The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party in relation to certain transactions, including revenue transactions in the ordinary course of business. In connection with certain facility leases, the Company has agreed to indemnify its lessors for certain claims arising from the facility or the lease. The Company is obligated to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to statutes of limitations. To date, the Company has made no payments related to these guarantees and indemnities. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and the Company’s insurance coverage and therefore has not recorded any liability for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.
Lease Commitments
During the nine months ended September 30, 2014, the Company entered into various operating lease agreements with obligations of approximately $0.2 million for 2014, $0.3 million for 2015 and $0.1 million for 2016.
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
10. RELATED PARTY TRANSACTIONS

In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three and nine months ended September 30, 2014, the Company provided at no charge certain resources to the Foundation, with approximate value of $0.6 million and $1.7 million, respectively.
11. SUBSEQUENT EVENTS
On November 3, 2014, the Company completed the acquisition of the outstanding equity of Evolv Inc. (“Evolv”), a machine learning and data science platform, for total consideration of approximately $42.5 million in cash, subject to certain adjustments, plus the assumption of up to $2.0 million in debt. In connection with the acquisition, the Company has agreed to grant restricted stock units covering up to 200,000 shares of the Company's common stock. In the fourth quarter of 2014, the Company expects to complete the valuation of the Evolv assets acquired and the liabilities assumed on the transaction close date. The acquisition will be accounted for as a business combination, accordingly, the total purchase price will be allocated to the tangible and intangible assets acquired and the liabilities assumed based on their respective fair values on the acquisition date. The Company is currently working on the preliminary purchase price allocations and expects them to be completed by the end of the fourth quarter of 2014.
During October and November 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted stock options to purchase 157,610 shares of the Company’s common stock at a weighted-average exercise price of $30.67 per share. The stock options vest over four years. During October and November 2014, the Compensation Committee granted restricted stock units covering 67,170 shares of the Company’s common stock which generally vest annually over four years.

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
We currently have over 1,900 clients who use our Enterprise and Mid-Market solution to empower approximately 16.6 million users across 191 countries and 42 languages. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007 to 805 at December 31, 2011, to 1,237 at December 31, 2012, to 1,631 at December 31, 2013 and to 1,956 at September 30, 2014.

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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $68.3 million and $187.2 million for the three and nine months ended September 30, 2014, respectively, from $48.3 million and $130.3 million for the three and nine months ended September 30, 2013, respectively.
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

Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Quarterly Report on Form 10-Q, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional products or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solutions;

•	our ability to manage growth, including in terms of new clients, additional users, additional headcount and new geographies;

•	our ability to expand our enterprise and mid-market sales teams;

•	our ability to maintain stable and consistent quota attainment rates;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S. and Europe;

•	the timing and success of solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies; and

•	general economic and market conditions.
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

Our client agreements generally include both subscription to access our solutions and related consulting services, and may also include e-learning content. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
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

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangibles consists of amortization of acquisition-related intangibles, including customer relationships, non-compete agreements, patents, trade names and trademarks. We also record amortization of developed technology and software license rights in cost of revenue.

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to remain consistent in the three months ended September 30, 2014, and increase for the nine months ended September 30, 2014, as a result of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper.

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

Income Tax Provision (Benefit)
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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2014.
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2013, we added a policy related to strategic investments. In June 2014, we made a $0.5 million investment in a debt security of a privately-held company. We have elected fair value accounting for this debt security, and therefore, the current strategic investment is recorded at fair value, with any changes in value recorded in other income (expense) in the accompanying Condensed Consolidated Statement of Operations. In September 2014, we made a $0.4 million investment in equity securities of a privately-held company. We are accounting for this investment using the cost method of accounting. This investment is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. These investments are included in long-term investments on the Condensed Consolidated Balance Sheet. As of September 30, 2014, there have been no additional material changes to our critical accounting policies since December 31, 2013.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue	$68,318	$48,270	$187,195	$130,273
Cost of revenue	19,374	13,644	54,187	38,060
Gross profit	48,944	34,626	133,008	92,213
Operating expenses:
Sales and marketing	41,512	28,601	116,259	77,885
Research and development	7,552	5,716	21,335	15,367
General and administrative	9,576	8,261	30,485	24,357
Amortization of certain acquired intangibles	211	251	675	753
Total operating expenses	58,851	42,829	168,754	118,362
Loss from operations	(9,907)	(8,203)	(35,746)	(26,149)
Other income (expense):
Interest income	174	151	587	152
Interest expense	(3,049)	(2,977)	(9,087)	(3,562)
Other, net	(1,351)	79	(1,956)	(143)
Loss before income tax (provision) benefit	(14,133)	(10,950)	(46,202)	(29,702)
Income tax (provision) benefit	(178)	(104)	(531)	31
Net loss	$(14,311)	$(11,054)	$(46,733)	$(29,671)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue (in thousands)	$68,318	$48,270	$187,195	$130,273
Bookings (in thousands)	$82,073	$62,442	$201,840	$147,233
Number of clients	1,956	1,505	1,956	1,505
Number of users (in millions)	16.6	12.9	16.6	12.9

Revenue increased $20.0 million, or 42%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily the result of a $19.2 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to July 1, 2014. In addition, revenue increased by $0.8 million from the acquisition of new clients during the three months ended September 30, 2014.
Revenue increased $56.9 million, or 44%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was primarily the result of a $51.1 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2014. In addition, revenue increased by $5.8 million from the acquisition of new clients during the nine months ended September 30, 2014.

The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenue for United States	$47,273	$34,329	$128,739	$91,956
Percentage of total revenue for United States	69%	71%	69%	71%
Revenue for all other countries	$21,045	$13,941	$58,456	$38,317
Percentage of total revenue for all other countries	31%	29%	31%	29%
	$68,318	$48,270	$187,195	$130,273
Bookings increased 31% and 37%, respectively, for the three and nine months ended September 30, 2014 as compared to the same periods in 2013, reflecting an increase in both revenue and deferred revenue compared to the same periods in 2013. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition generally of subscription revenue on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended September 30, 2014
Revenue		$68,318
Deferred revenue at June 30, 2014	$139,712
Deferred revenue at September 30, 2014	153,467
Change in deferred revenue		13,755
Bookings		$82,073
	Deferred Revenue Balance	Three Months Ended September 30, 2013
Revenue		$48,270
Deferred revenue at June 30, 2013	$95,040
Deferred revenue at September 30, 2013	109,212
Change in deferred revenue		14,172
Bookings		$62,442

	Deferred Revenue Balance	Nine Months Ended September 30, 2014
Revenue		$187,195
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at September 30, 2014	153,467
Change in deferred revenue		14,645
Bookings		$201,840
	Deferred Revenue Balance	Nine Months Ended September 30, 2013
Revenue		$130,273
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at September 30, 2013	109,212
Change in deferred revenue		16,960
Bookings		$147,233
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
Our number of clients grew 30% at September 30, 2014 compared to September 30, 2013. Our number of users increased 29% at September 30, 2014 compared to September 30, 2013.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Cost of revenue	$19,374	$13,644	$54,187	$38,060
Gross profit	$48,944	$34,626	$133,008	$92,213
Gross margin	72%	72%	71%	71%
Cost of revenue increased $5.7 million, or 42%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase in cost of revenue related to $2.8 million in increased costs related to outsourced consulting services and a $1.2 million increase in allocated overhead costs. These cost were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Cost of revenue increased $16.1 million, or 42%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase in cost of revenue related to $7.1 million in increased costs related to outsourced consulting services, a $2.7 million increase in allocated overhead costs and a $2.3 million increase in employee-related costs due to higher headcount. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.

Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Sales and marketing	$41,512	$28,601	$116,259	$77,885
Percent of revenue	61%	59%	62%	60%
Sales and marketing expenses increased $12.9 million, or 45%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was a result of the growth of our sales force and an increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2014 increased compared to September 30, 2013, contributing to an increase in employee-related costs of $9.7 million. In addition, we incurred increased costs for overhead costs, such as rent, IT costs, and depreciation and amortization of $1.2 million, marketing programs of $1.0 million, and travel costs associated with our sales and marketing teams of $0.8 million.
Sales and marketing expenses increased $38.4 million, or 49%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was a result of the growth of our sales force and an increase in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2014 increased compared to September 30, 2013, contributing to an increase in employee-related costs of $29.2 million. In addition, we incurred increased overhead costs, such as rent, IT costs, and depreciation and amortization of $4.3 million, costs for marketing programs of $2.7 million, and travel costs associated with our direct sales teams of $2.5 million.
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
Research and development	$7,552	$5,716	$21,335	$15,367
Percent of revenue	11%	12%	11%	12%
Research and development expenses increased by $1.8 million, or 32%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was a result of our continued investment in research and development headcount at September 30, 2014 compared to September 30, 2013 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $1.3 million. The remaining increase relates to allocated overhead costs.
Research and development expenses increased by $6.0 million, or 39%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was a result of our continued investment in research and development headcount at September 30, 2014 compared to September 30, 2013 to maintain and improve the existing functionality of our solutions. As a result, we incurred increased employee-related costs of $4.7 million. The remaining increase relates to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which is then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $2.9 million and $1.9 million of software development costs and amortized $1.6 million and $1.1 million in the three months ended September 30, 2014 and September 30, 2013, respectively, and capitalized $8.2 million and $5.6 million and amortized $4.5 million and $3.0 million in the nine months ended September 30, 2014 and September 30, 2013, respectively.

General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)
General and administrative	$9,576	$8,261	$30,485	$24,357
Percent of revenue	14%	17%	16%	19%
General and administrative expenses increased by $1.3 million, or 16%, for the three months ended September 30, 2014 as compared to the same period in 2013. The increase was driven by higher costs to support our growing business, which mainly consists of increased professional services of $1.0 million. General and administrative expenses are expected to increase with the growth of our company.
General and administrative expenses increased by $6.1 million, or 25%, for the nine months ended September 30, 2014 as compared to the same period in 2013. The increase was driven by higher costs to support our growing business, which mainly consists of employee-related costs of $3.2 million as a result of increased headcount and stock-based compensation awards between September 30, 2013 and September 30, 2014. In addition, we incurred increased overhead costs of $0.8 million and professional services of $0.8 million. General and administrative expenses are expected to increase with the growth of our company.
Amortization of certain acquired intangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Amortization of certain acquired intangible assets	$211	$251	$675	$753
Amortization of certain acquired intangible assets remained consistent for the three and nine months ended September 30, 2014, as compared to the same period in 2013.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2014 (in thousands):

2014	$465
2015	1,840
2016	555
2017	146
2018	13
Total	$3,019
Estimated remaining amortization expense of $0.3 million, $1.2 million, $0.4 million, $0.1 million, and $13,000 will be recorded in cost of revenue for 2014, 2015, 2016, 2017, and 2018, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Interest income	$174	$151	$587	$152
Interest expense	(3,049)	(2,977)	(9,087)	(3,562)
Other, net	(1,351)	79	(1,956)	(143)
Total	$(4,226)	$(2,747)	$(10,456)	$(3,553)

Interest income for the three months ended September 30, 2014 remained consistent and for the nine months ended September 30, 2014 increased $0.4 million, as compared to the same periods in 2013 due to the interest income earned on the purchase of investment securities net of purchased premium amortization in the three and nine months ended September 30, 2014.
Interest expense for the three months ended September 30, 2014 increased by $0.1 million as compared to the same period in 2013 due increased expenses related to the accretion of debt discount and the amortization of debt issuance costs of $0.1 million for the convertible notes issued in June 2013.
Interest expense for the nine months ended September 30, 2014 increased by $5.5 million as compared to the same period in 2013 due to increased expenses related to the accretion of debt discount and the amortization of debt issuance costs of $3.9 million and interest expense of $1.8 million for the convertible notes issued in June 2013. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses primarily related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and nine months ended September 30, 2014 and 2013, respectively, were primarily driven by fluctuations in the Euro and USD in relation to the British Pound. During the three months ended September 30, 2014, we had unrealized foreign exchange losses of $1.2 million, as compared to unrealized gains of $0.2 million in the same period in 2013.
Income Tax (Provision) Benefit

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Income tax (provision) benefit	$(178)	$(104)	$(531)	$31
For the three and nine months ended September 30, 2014, we recorded an income tax provision related to foreign and certain state income taxes.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our condensed consolidated balance sheet as of September 30, 2014.
At September 30, 2014, our principal sources of liquidity were $104.0 million of cash and cash equivalents, investments of $183.7 million, and $86.9 million of accounts receivable.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(11,431)	$(2,064)
Net cash used in investing activities	(1,864)	(209,954)
Net cash provided by financing activities	8,595	225,214
Net Cash Used In Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities of $11.4 million in the nine months ended September 30, 2014 was a result of the continued growth of our business and our continued investments for further growth. In the nine months ended September 30, 2014, $42.1 million, or 90%, of our net loss of $46.7 million consisted of non-cash items, including $24.5 million of stock-based compensation, $9.8 million of depreciation and amortization, $6.2 million of accretion of debt discount and amortization of debt issuance costs, $1.3 million of unrealized foreign exchange losses, and amortization of a purchased premium of $0.2 million related to investment securities.
Cash used in operating activities in the nine months ended September 30, 2014 also included a $20.9 million increase in accounts receivable due to the timing of payments from our clients, a $3.5 million increase in deferred commissions due to increased sales during the period, and a decrease in other liabilities of $1.0 million primarily due to the settlement of a legal matter during the period. Cash used in operating activities was partially offset by a $15.7 million increase in deferred revenue due to increased billings during the nine months ended September 30, 2014, an increase in accounts payable of $2.0 million attributable to increased expenses associated with our growth, a $0.8 million decrease in prepaid and other assets primarily due to the timing of payments to vendors, and a $0.1 million increase in accrued liabilities primarily due to the timing of payments.
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
Net Cash Used in Investing Activities
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In July 2013, we began to invest the proceeds of our convertible notes in investment securities. In addition, in June and September 2014, we made strategic investments in privately-held companies. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $1.9 million of cash in investing activities in the nine months ended September 30, 2014, primarily due to $124.2 million in purchases of investment securities, $10.5 million in purchases of additional equipment, and $7.0 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $139.8 million increase related to cash received from the maturities of investment securities.

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
Net Cash Provided by Financing Activities
Cash provided by financing activities of $8.6 million in the nine months ended September 30, 2014 was primarily due to proceeds from stock option exercises of $9.7 million. These proceeds were partially offset by our payments of $0.7 million on our capital lease and financing obligations and repayment of our credit facility of $0.4 million.
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
Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2014 except for the following: we amended an agreement to increase our contractual commitment with a third party service provider by $1.8 million in 2014, $1.8 million in 2015, $1.8 million in 2016, $1.8 million in 2017, $1.8 million in 2018 and $2.1 million thereafter. We also entered into various operating lease agreements with obligations of approximately $0.2 million in 2014, $0.3 million in 2015 and $0.1 million in 2016.
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
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, commercial paper, U.S. treasury and agency securities, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At September 30, 2014, we had cash and cash equivalents of $104.0 million and investments of $183.7 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans by our overseas subsidiaries.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2014, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $4.1 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $14.3 million, $46.7 million, $40.4 million, $31.4 million, and $63.9 million for the three and nine months ended September 30, 2014, and years ended December 31, 2013, 2012 and 2011, respectively. At September 30, 2014, our accumulated deficit was $283.2 million and total stockholders’ equity was $41.4 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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

Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solutions;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S. and Europe;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our data centers and the expansion of such data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	general economic, industry and market conditions; and

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
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing of agreements with our customers, variability in the service delivery periods for our customers, and expected growth in our market. Our assumptions and estimates related to our business growth, including the performance of our core business and emerging businesses and the demand for our solutions in the U.S., Europe and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 987 employees on December 31, 2013 to 1,209 employees on September 30, 2014. In addition, we have established offices in Australia, France, Germany, Hong Kong, India, Israel, Japan, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
In April 2012, we acquired Sonar Limited, a SaaS talent management solution provider serving small businesses, and in November 2014, we acquired Evolv Inc., a machine learning and data science platform provider. In the future, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing solutions, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.

Other than our acquisitions of Sonar Limited and Evolv Inc., we do not have any experience in acquiring other businesses. We may not be able to successfully integrate the personnel, operations and technologies of any other businesses that we may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:

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
We believe that developing and maintaining awareness of the Cornerstone OnDemand brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future solutions and is an important element in attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. In addition, the Cornerstone OnDemand Foundation shares our company name and any negative perceptions of any kind about the Cornerstone OnDemand Foundation could adversely affect our brand and reputation. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.

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
At September 30, 2014, we had $104.0 million in cash and cash equivalents and $182.8 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities, agency securities and commercial paper. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been initiated against these companies. This litigation, if initiated against us, could result in substantial costs and a diversion of our management’s attention and resources.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, the market price of our common stock and trading volume could decline.
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business or our market. If one or more of the analysts who covers us downgrade our common stock or publish incorrect or unfavorable research about our business, the market price of our common stock would likely decline. In addition, if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause the market price of our stock or trading volume to decline.
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
Date: November 7, 2014

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