Form 10-K
period 2014-12-31
Cornerstone OnDemand Inc
filed 2015-02-27
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

(NASDAQ Global Select Market)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2014, the last day of registrant’s most recently completed second fiscal quarter, was $1,833,098,875 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on June 30, 2014).
On February 20, 2015, 53,882,523 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the definitive Proxy Statement for our annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2014.

CORNERSTONE ONDEMAND, INC.
2014 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2015 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solutions; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced solutions; alternate ways of addressing talent management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering talent management solutions and other business management solutions; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; our ability to exploit Big Data to drive increased demand for our products; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; our ability to successfully integrate our operations with those of recently acquired companies; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

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
Our Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite that addresses hiring, developing, engaging employees throughout their careers and cultivating future leaders. Our Enterprise and Mid-Market solution also helps improve business execution through integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content.
In addition to our Enterprise and Mid-Market solution, we also offer Cornerstone Growth Edition, formerly known as Cornerstone for Small Business. Cornerstone Growth Edition is a cloud-based talent management solution with learning and performance product offerings targeted to organizations with fewer than 400 employees.
Our clients include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, higher education institutions, and non-profit entities. We sell our solutions domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll, consulting and human resource, or HR, services companies.
We have grown our business each of the last 13 years, and since 2002, we have averaged an annual dollar retention rate of approximately 95%, as described in the section titled, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Metrics.” Since 2001, our implied monthly recurring revenue from existing clients has been greater at the end of each year than at the beginning of the year. Our revenue has grown to $263.6 million in 2014 from $185.1 million in 2013 and from $117.9 million in 2012. As of December 31, 2014, 2,153 clients used our Enterprise and Mid-Market solution to empower approximately 18.1 million users across 191 countries in 42 different languages.

The Market
Human capital is both a major asset and expense for all organizations. Based on the U.S. Bureau of Labor Statistics data as of September 2014, total compensation paid to the United States civilian workforce of approximately 155.8 million people was expected to exceed $10.4 trillion in 2014.
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

Given the limitations of existing offerings, we believe there is a market opportunity for comprehensive, unified solutions that help organizations manage all aspects of their internal and external human capital and link talent management to their business strategy.
The Cornerstone OnDemand Answer
Our Enterprise and Mid-Market solution is a comprehensive SaaS suite that consists of product offerings to help organizations manage their recruiting, onboarding, learning, performance, succession, compensation and enterprise social collaboration processes.

Our suite includes a number of cross-product tools for talent management analytics and reporting, employee profile management, and e-learning content aggregation and delivery. We also provide consulting services for configuration, integration and training for our suite. We believe that our Enterprise and Mid-Market solution delivers the following benefits:

•
Comprehensive Functionality. Our suite provides a comprehensive approach to talent management by offering products to address all stages of the employee lifecycle: recruiting, onboarding, learning, performance, succession, compensation and enterprise social collaboration processes. Employees use our solutions throughout their careers to engage in performance processes such as goal management, performance reviews, competency assessments and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans or succession processes; and to connect with co-workers by leveraging enterprise social networking tools.

Our clients can manage processes that span different talent management functions because our product offerings are unified. For example, our clients can automatically identify skill gaps as part of an employee’s performance review, assign training to address those gaps and monitor the results of that training. Also, clients can identify high potential employees for future leadership positions and place them in executive development programs.
We believe our comprehensive, unified suite allows our clients to align their talent management processes and practices with their broader strategic goals.

•
Flexible and Highly Configurable. Our suite offers substantial configurability that allows our clients to match the use of our software with most of their specific business processes and workflows. Our clients can configure various features, functions and work flows in our suite by business unit, division, department, region, location, job position, pay grade, cost center, or self-defined organizational unit. Our clients are able to adjust features to configure specific processes, such as performance review workflows or training approvals, to match their existing or desired practices. This high level of configurability means that custom coding projects generally are not required to meet the diverse needs of our clients.

Our clients can deploy the product offerings individually or in any combination. As a result, our clients have the flexibility to purchase solely those products that solve their immediate talent management needs and can incrementally deploy additional products in the future as their needs evolve.

•
Easy-to-Use, Personalized User Interface. Our suite employs an intuitive user interface and may be personalized for the end user, typically based on position, division, pay grade, location, manager and particular use of the solution. This ease of use limits the need for end-user training, which we believe increases user adoption rates and usage. While we typically train administrators, most clients do not need training on using our products.

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

•
Scalable to Meet the Needs of Organizations. Our suite has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our suite is capable of supporting deployments of various sizes. Today we service 17 multi-national corporations with over 150,000 active users each. Our largest deployment is for over 350,000 users.

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

•
Focus on Client Success, Retention and Growth. We believe focusing on our clients’ success will lead to our own success. We have developed a Client Success Framework that governs our operational model. Since 2002, we have had an average annual dollar retention rate of approximately 95%. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service and support and increasing functionality.

•
Sell Additional Products to Existing Clients. We believe there is a significant growth opportunity in selling additional functionality to our existing clients. Many clients have added functionality subsequent to their initial deployments as they recognize the benefits of our unified suite, and as a result, more than half of our clients today utilize the equivalent of two or more products. Still, we believe significant upsell opportunity remains within our existing client base. Not only is our goal to sell these clients additional products and services, but we also believe there is an opportunity to sell many of them additional products within our unified suite.

Strengthen Current Sales Channels. We intend to increase our investments in both direct and indirect sales channels to acquire new clients.

•
Invest in Direct Sales in North America. We believe that the market for talent management is large and remains significantly underpenetrated. As a result, we plan to continue to grow both our enterprise and mid-market direct sales teams.

•
Expand and Strengthen Our Alliances. We intend to grow our distribution channels through key business alliances, including agreements with global vendors such as Aon Hewitt, Appirio, Inc., Automatic Data Processing, Inc., Ellucian Company L.P., Tribridge, Workday, Inc., and Xerox Corporation, as well as the continued expansion of our regional relationships with distributors like CDP Group, Limited (China), eLearning99 (China), ISQ eLearning (Portugal), Kalleo Learning (South Africa), Logica plc (Europe), Neoris de Mexico, S.A. de C.V. (Mexico), Neospheres SAS (France), Sage Software, Inc. (North America), T2 Optimise PTY Ltd. (Asia Pacific), Talentech (Israel) and Xchanging HR Services Limited (United Kingdom).

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally. We intend to grow our Europe, Middle-East and Africa, or EMEA, and Asia-Pacific operations, which provide for direct sales, alliances, services and support in the regions. We have grown our EMEA client base from one client at December 31, 2007 to 316 clients at December 31, 2014 and our Asia-Pacific client base from two clients at December 31, 2009 to 90 clients at December 31, 2014.

Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last decade a deep understanding of the talent management challenges our clients face. We continually collaborate with our clients to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in talent management and client relationships to develop new products, features and functionality which will enhance our solutions and expand our addressable market.
Make Cornerstone Built to Last. Our growth strategy since inception has been deliberate, disciplined and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without undergoing layoffs or business contraction. We plan to take the same systematic approach in the future.
Acquisitions. In April 2012, we completed our acquisition of Sonar Limited, or Sonar, a cloud-based talent management solution provider serving small businesses globally. Sonar’s talent management solution was subsequently rebranded as Cornerstone Growth Edition.
In November 2014 we acquired Evolv Inc., or Evolv, a San Francisco based workforce planning and predictive analytics platform provider. The acquisition accelerates our big data initiative by accelerating the roadmap for workforce planning and predictive analytics. In addition, the acquisition adds a seasoned team with deep machine learning and big data analytics expertise to our portfolio of talented professionals which is expected to create synergies and continue to strengthen our core talent management suite.
Evolv’s platform helps organizations utilize relevant internal and external data to objectively evaluate the skills, work experience and personalities of their employees and job candidates. The acquisition of Evolv is expected to expand our clients’ ability to make intelligent workforce decisions by providing:

•
Machine Learning Platform Technology. Evolv applies sophisticated predictive models and algorithms to large sets of data for extracting insights from the noise, identifying patterns and uncovering the true drivers of workforce performance.

•	Data Science. Evolv’s team of data scientists has applied several state-of-the-art statistical methodologies and econometric techniques to improve the predictive capabilities of its solutions.

•	Big Data Infrastructure. Evolv has built highly scalable big data analytics leveraging modern Hadoop, HBase and Hive Big Data technologies to process and analyze massive data sets.

In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe will complement or expand our solutions, enhance our technical capabilities or otherwise offer growth opportunities.
We are also committed to empowering our employees and the communities around us, in part demonstrated by our involvement in the Cornerstone OnDemand Foundation.
Our Solutions
Our Enterprise and Mid-Market solution is a comprehensive talent management suite that our clients use to find, develop, connect, evaluate and engage their human capital. We built this suite using a single code base and a multi-tenant, multi-user architecture that we host in our data centers. The suite consists of a collection of product offerings to help organizations manage their recruiting, onboarding, learning, performance, succession, compensation, enterprise social collaboration processes and a product to manage training for their external networks of partners, suppliers, resellers, distributors and customers. To complement our product suite, we offer a number of cross-product tools for analytics and reporting, employee profile management and e-learning content aggregation.
Our Product Offerings
Cornerstone Recruiting. Our recruiting product offering supports the modern ways that businesses source, recruit and hire new employees. The recruiting product offering is fully integrated with our existing talent management suite. It was built using Cornerstone's pure-cloud, multi-tenant architecture, leveraging a common platform, workflow engine, and reporting and administration model. This architecture provides clients with faster deployments, greater flexibility to adapt and change the application without cost or risk, and a seamless user experience across all Cornerstone applications. Clients use the recruiting product offering to:

•	manage job requisitions;

•	post jobs across both traditional job boards and social networks;

•	create internal career centers and external career sites;

•	manage and enhance employee referral programs;

•	identify existing employee connections with candidates;

•	quickly assess candidate skills and competencies;

•	collaborate with hiring managers and employees throughout the screening process;

•	search and compare internal and external candidates; and

•	build ongoing talent pools.
Cornerstone Onboarding. Our onboarding product offering delivers the resources, connections and tools at critical points across the employee lifecycle. The onboarding product offering complements the recruiting product offering to reduce administrative hassle and promote collaboration between employees, managers, HR and across departments. Clients use the onboarding product offering to:

•	provide self-service portals where new hires can learn about the company and access critical information;

•	administer new hire forms from one centralized location;

•	track the entire onboarding process with the ability to set goals and reminders in order to accelerate time to productivity;

•	engage new hires by establishing virtual communities and connecting new hires with their colleagues; and

•	accommodate transitions across the full employee lifecycle.
Cornerstone Learning. Our learning product offering helps clients deliver and manage enterprise training and development programs. It links employee development to other parts of the talent management lifecycle, including performance management and succession planning. The learning product offering supports all forms of training, including instructor-led training, e-learning and virtual classroom sessions. We have made tens of thousands of online training titles from dozens of global e-learning providers accessible through the learning product offering to help clients reduce overall training expense and cost-effectively migrate to blended learning curricula of online and instructor-led training. Clients use the learning product offering to:

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

Cornerstone Performance. Our performance product offering allows clients to direct and measure performance at the individual, departmental and organizational levels through ongoing competency management, organizational goal setting, performance appraisal, and development planning. Performance data can also be used by the learning product offering to set training priorities and to make informed workforce planning decisions. Clients use the performance product offering to:

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

•	allow managers to work with employees to develop personalized development plans or dynamically create individualized development plans based on competency gaps; and

•	view dashboards or generate reports and meaningful data on every phase of the performance management cycle.
Cornerstone Succession. Our succession product offering allows clients to proactively plan for organizational change. The succession product offering serves both the employee looking for career advancement and the executive team planning for the future. Clients use the succession product offering to:

•	make informed decisions about succession planning, potential organizational changes and retention of high-potential employees at all hierarchical levels;

•	develop succession plans that prepare employees for future roles and map development paths;

•	create interactive organizational charts that can reflect the current hierarchy of the organization and model for potential changes within the hierarchy; and

•	allow managers to visualize their organization in a grid to see performance and potential information.
Cornerstone Compensation. Our compensation product offering allows clients to reward their employees for hard work in direct relation to performance. The compensation product offering enables clients to make more informed decisions about the allocation of base pay, bonus and equity awards. Clients use the compensation product offering to:

•	develop a pay-for-performance culture, aligning compensation allocation decisions with actual employee performance and goal achievement;

•	coordinate all types of compensation programs, including salaries, merit increases, market adjustments and lump sum payments;

•	build and administer various incentive programs;

•	pull key data around compensation adjustment guidelines; and

•	make informed compensation decisions by combing organizational data, performance data and compensation models.
Cornerstone Extended Enterprise. Our extended enterprise product offering helps clients extend talent management to their customers, vendors, and distributors. The extended enterprise product offering enables clients to develop new profit centers, increase sales, cut support costs and boost channel productivity. Clients use the extended enterprise product offering to:

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
Cornerstone for Salesforce. Our Cornerstone for Salesforce product is a learning solution developed natively on the Salesforce.com platform. The Cornerstone for Salesforce product allows organizations to improve sales performance by providing access to just-in-time training embedded within Salesforce. Clients use the Cornerstone for Salesforce product offering to:

•	deliver just-in-time training and onboarding programs for sales and service teams, partners and customers with target specific content based on opportunity records;

•	certify sales and partner knowledge while ensuring compliance standards are met with Salesforce’s configurable dashboard reporting for sales leadership; and

•	assist sales leadership in identifying top performing reps and those in need of training development through a comprehensive view of a company’s sales organization.
Cross-Product Tools
Our Enterprise and Mid-Market solution has a number of capabilities that cross each of our unified product offerings. These include:

•
Analytics, Reporting, and Dashboards. Our Enterprise and Mid-Market solution employs a proprietary reporting engine. In addition to approximately 145 included standard reports, this solution includes a custom reporting tool that allows clients to create highly specific reports. This solution also includes dashboard technology to present graphical views of complex data.

•
Talent Profiles. Managers can access integrated Talent Profiles to review key employee data in several locations across our Enterprise and Mid-Market solution. Talent Profiles function as employee identification cards, detailing user record information, performance ratings, succession management data, enterprise social collaboration activity and informal manager comments. These profiles are available throughout this solution where quick access to information is desired, including in performance reviews, organizational charts, succession plans, compensation plans and user record editing.

•
E-Learning Content Aggregation. We have entered into relationships with many off-the-shelf e-learning content vendors. This enables us to provide access to tens of thousands of e-learning classes for distribution across our Enterprise and Mid-Market solution. E-learning, like other forms of training, can be delivered in conjunction with development plans, competency assessments, succession planning scenarios, talent pools and career path exploration.

•
Cornerstone Mobile. Cornerstone Mobile allows clients to access some of the products and features of our Enterprise and Mid-Market talent management suite from their mobile device. Key capabilities of Cornerstone Mobile include enabling clients to view employee profiles, search the employee directory, and access just-in-time video training.

Consulting Services
We offer comprehensive services to our clients to assist in the successful implementation of our solutions and to optimize our clients’ use of our solutions during the terms of their engagements. Our consulting services are offered at fixed fees or on a time-and-material basis.
With our SaaS model, we have eliminated the need for lengthy and complex technology integrations, such as customizing software code, deploying equipment or maintaining unique delivery models or hardware infrastructure for individual clients. As a result, we typically deploy our Enterprise and Mid-Market solution in significantly less time than required for similar deployments of hosted or on-premise software. Our consulting services include:

•
Implementation Services. We deploy our Enterprise and Mid-Market solution to clients through a documented process of discovery, design, and configuration. Most enterprise implementations require services for systems integration, data loading, and software configuration, as well as support with change management. For mid-market clients, this solution can be implemented in a matter of weeks. For enterprise clients, implementation typically takes three to four months.

•
Integration Services. We provide a range of services and self-service tools to load data into a client’s portal and to integrate our Enterprise and Mid-Market solution with our client’s existing systems. Integration services include data feeds to and from HR information systems and enterprise resource planning systems, single sign on, historical data loads and integration of proprietary content.

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

•
Educational Services. We provide product training to our clients during implementations and on an ongoing basis. We offer multiple forms of training, including custom classroom training, virtual instructor-led training, and asynchronous online training. Our training covers all aspects of administering and managing our Enterprise and Mid-Market solution. In addition, our Educational Services team offers live coaching and custom content development support for clients.

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
Within this framework, we have developed the following roles with primary responsibility to our clients at various levels of their organizations:

•
Account Managers who interact with executive-level sponsors and human resources executives at a client and are focused on the overall relationship, sales to existing clients and client business concerns;

•
Client Success Managers who work directly with executive-level sponsors and human resources executives at our clients to maximize the value of their investment in our Enterprise and Mid-Market solution; and

•	Product Specialists who interact with client administrators and are focused on features and functions of our Enterprise and Mid-Market solution.
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
Our Customers
As of December 31, 2014, 2,153 clients used our Enterprise and Mid-Market solution with approximately 18.1 million registered users across 191 countries and 42 languages. Our clients represent a variety of different industries, including business services, financial services, insurance, non-profits, retail, travel, education and publishing, healthcare, media and communications, the public sector and technology. No single client accounted for 10% or more of our total revenue in 2014, 2013, or 2012. Some of our significant clients across a variety of different industries who have agreed to be named include:
Automotive
BMW AG
Jaguar Land Rover Automotive plc
PSA Peugeot Citroën
Business Services
Automatic Data Processing, Inc.
Deutsche Post AG
ID Logistics Group SA
Education & Publishing
Kaplan Higher Education Corporation
Los Angeles Unified School District
Pennsylvania State University
Financial Services
BNP Paribas
Commonwealth Bank

Société Générale Group
Food & Restaurants
Anheuser-Busch InBev SA/NV
Carlsberg Group
Wendy’s International, LLC
Healthcare
Carilion Clinic
Dignity Health
McKesson Corporation
Insurance
American International Group, Inc.
AXA
RSA Insurance Group plc
Media & Communications
CSC Holdings LLC
Turner Broadcasting System, Inc.
Virgin Media Limited
Non-Profits
KIPP Foundation
Save the Children Federation, Inc.
Teach for America, Inc.
Government
State of Nebraska
State of North Carolina
U.S. Department of the Treasury
Retail
Inter IKEA Systems B.V.
Unilever
Walgreen Co.
Technology
BMC Software Inc.
Flextronics International
Royal Philips Electronics
Travel
Hyatt Hotels Corporation
MGM Resorts International
Starwood Hotels & Resorts Worldwide Inc.
Technology, Operations and Development
Technology
Our Enterprise and Mid-Market solution is designed with an on-demand architecture which our clients access via a standard web browser. Our Enterprise and Mid-Market solution uses a single code base, with all of our clients running on the current version of our software. From time to time, we may maintain a marginally divergent version for a strategic client for a limited period of time, solely for our convenience. Our Enterprise and Mid-Market solution has been specifically built to deliver:

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
Our Enterprise and Mid-Market solution offers a localized user interface and currency conversion capabilities. It is currently available in the following languages: Arabic, Bahasa (Malaysia), Bulgarian, Chinese Simplified, Chinese Traditional (Hong Kong), Croatian, Czech, Danish, Dutch, English (Australia), English (UK), English (US), Estonian, Finnish, French (Canada), French (France), German, Greek, Hebrew, Hungarian, Indonesian, Italian, Japanese, Korean, Latvian, Lithuanian, Norwegian, Polish, Portuguese (Brazil), Portuguese (Portugal), Romanian, Russian, Serbian, Slovakian, Slovenian, Spanish (Latin America), Spanish (Spain), Swedish, Thai, Turkish, Ukrainian and Vietnamese.
Our Enterprise and Mid-Market solution is deployed using a multi-tenant and multi-user architecture, which provides our enterprise clients with their own instance of a database. We employ a modularized architecture to balance the load of clients on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our clients. Our existing infrastructure has been designed with sufficient capacity to meet our current and estimated near term future needs.
Security is of paramount importance to us due to the sensitive nature of employee data. We have designed our Enterprise and Mid-Market solution to meet rigorous industry security standards and to assure clients that their sensitive data is protected across the system. We ensure high levels of security by segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including periodic security audits and penetration tests conducted by our clients and commissioned by us from third parties.
We are standardized on Microsoft .NET technologies and write the majority of our software in industry-standard software programming languages, such as C#. We use Web 2.0 technologies, such as AJAX, extensively to enhance the usability, performance, and overall user experience of our Enterprise and Mid-Market solution. Microsoft SQL Server is deployed for our relational database management system. Apart from these and other third-party components, our entire Enterprise and Mid-Market solution has been specifically built and upgraded by our in-house development team.
Operations
We physically host our Enterprise and Mid-Market solution for our clients in two secure third-party data center facilities, one located in El Segundo, California and the other located near London, United Kingdom. Both facilities are leased from Equinix, Inc. These facilities provide physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, redundant power and environmental controls.
Our infrastructure includes firewalls, switches, routers, load balancers, and IDS/IPS from Cisco Systems and other widely commercially available vendors to provide the networking infrastructure and high levels of security for the environment. We use industry standard blade and rack-mounted servers to run our Enterprise and Mid-Market solution and Akamai Technologies’ Global Network of Edge Servers for content caching. We use storage area network, or SAN, hardware from HP at our data center. These SAN systems have been architected for high performance and data-loss protection, and we believe these systems have the capacity and scalability to enable us to grow.
Research and Development
The responsibilities of our research and development organization include product management, product development and quality assurance. Our research and development organization is located primarily in our Santa Monica, California headquarters. Our development methodology, in combination with our SaaS delivery model, allows us to release new and enhanced software features on a regular and predictable basis, currently quarterly. We follow a well-defined communications protocol to support our clients with release management. We patch our software on a bi-weekly basis. Based on feedback from our clients and prospects and pursuant to our own innovation, we continuously develop new functionality while enhancing and maintaining our existing product offerings. We do not need to maintain multiple engineering teams to support different versions of the code because all of our clients are running on the current version of our product offerings.
Our research and development expenses were $30.6 million in 2014, $21.3 million in 2013, and $14.9 million in 2012.

Sales and Marketing
Sales
We sell our software and services both directly through our sales force, and indirectly through our domestic and international network of distributors. We currently service clients in a wide range of industries, including, among others business services, financial services, healthcare, insurance, manufacturing, retail, and high technology. We have a number of direct sales teams organized by market segment, industry and geography, which are as follows:

•	Strategic Accounts. We have a strategic accounts sales team focused on sales to some of the top 150 largest multi-national corporations.

•
Enterprise. Our enterprise sales team sells to large enterprises with 5,000 or more employees. This team is composed primarily of experienced solution sales executives, with an average tenure of 20 years in sales.

•
Mid-Market. Our mid-market sales team sells to organizations with between 1,000 and 4,999 employees. This team is composed primarily of experienced sales individuals, with an average tenure of 16 years in sales.

•	Majors. Our majors sales team sells to organizations with between 400 and 999 employees. This was a new team created in 2014.

•	Growth Edition. Our Cornerstone Growth Edition sales team is targeted to clients with fewer than 400 employees.

•	Public Sector. Our public sector sales team targets federal, state and local government, as well as K-12 and higher education institutions.

•	Healthcare. Our healthcare sales team targets healthcare providers such as hospitals, healthcare equipment and services, pharmaceuticals, biotechnology and related life science organizations.

•
EMEA. We have both enterprise and mid-market sales professionals based in core European markets. This team is composed primarily of experienced sales individuals, with an average tenure of 18 years in sales.

•	APAC. We have enterprise sales professionals based in core Asia-Pacific markets including Australia, China, India, and Japan.

•	LATAM. We have enterprise sales professionals based in core Latin and South America markets including Mexico and Brazil.
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
Strategic Relationships
We have entered into alliance agreements in order to expand our capabilities and geographic presence and provide our clients with access to specific types of content. We have entered into relationships with various third party consulting firms, such as Appirio, Inc., Bluewater Learning Inc. and Tribridge to assist in the successful implementation of our solutions and to optimize our clients’ use of our solutions during the terms of their engagements. We utilize these firms to assist in delivery of  implementation and integration services amongst other consulting services. As our business grows, we expect to continue to utilize increasing amounts of these services.

Outsourcing and Distribution Relationships
We have developed a network of outsourcing, distribution, and referral relationships to expand our reach and provide product and services sales through indirect channels. These include agreements with global vendors such as Aon Hewitt, Appirio, Inc., Automatic Data Processing, Inc., Ellucian Company L.P., and Xerox Corporation as well as regional distributors such as BSI Tecnologia in Brazil, CDP Group, Limited in China, eLearning99 in China, ISQ eLearning in Portugal, Kalleo Learning in South Africa, Logica plc in Europe, Neoris de Mexico, S.A. de C.V. in Mexico, Neospheres SAS in France, Sage Software, Inc. in North America, Xpert Learning in United Arab Emirates, T2 Optimise PTY Ltd. in Asia Pacific, Talentech Ltd. in Israel, and Xchanging HR Services Limited in the United Kingdom. We expect to continue to add distributors to build our sales presence in certain geographic and vertical markets.
Consulting and Services Relationships
We have entered into alliance relationships with HR consulting firms to deliver consulting services, such as implementation and content development services, to clients.
Content and Product Relationships
We have entered into distributor agreements with a wide range of vendors which provide off-the-shelf e-learning content and custom learning content development services. Through this network, we are able to offer an extensive library of online training content to our clients through our Enterprise and Mid-Market solution. Our content distributors for e-learning content include industry leaders as well as regional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly in our Enterprise and Mid-Market solution.
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
In the applicant tracking systems segment, which the recruiting and onboarding product offerings each serve, our competitors include Oracle Corporation, and International Business Machines Corporation. We compete in this segment primarily on the basis of:

•	the level of integration of our recruiting and onboarding product offerings within our talent management suite;

•	the social nature of our recruiting product offering, which leverages our clients’ ecosystems as well as integrations with leading social networks to offer enhanced recruiting capabilities;

•	the ability to compare internal and external candidates to fill open positions and enable talent mobility;

•	the quality of our service and focus on client success;

•	our ability to provide scalability and flexibility for large global deployments; and

•	the ease of use of our recruiting and onboarding product offerings and overall user experience.
In the learning management systems segment, which the learning and extended enterprise product offerings each serve, our competitors include Oracle Corporation, Saba Software, Inc., SAP America, Inc., and SkillSoft Corp, which acquired SumTotal Systems, Inc. in 2014. In this segment, we compete primarily based on:

•	the quality of our service and focus on client success;

•	the ease of use of our learning and extended enterprise product offerings and overall user experience;

•	the breadth of our learning and extended enterprise product offerings to meet our clients’ current and evolving needs;

•	our ability to provide scalability and flexibility for large and complex global deployments;

•	our integration with third-party e-learning providers domestically and internationally; and

•	our ability to serve the extended enterprise of our clients’ partners, distributors, contractors, alumni, members, volunteers and customers.
In the performance management systems segment, which the performance, succession and compensation product offerings each serve, our competitors include Halogen Software, Inc., Lumesse Limited, Oracle Corporation, Peoplefluent, Inc.,

and SAP America, Inc. These vendors are, like us, largely SaaS providers. We compete in this segment primarily on the basis of:

•	the criticality of learning and development to an effective performance management program, relying on our strengths in both learning and performance management;

•	the quality of our service and focus on client success;

•	the breadth and depth of our product functionality;

•	the flexibility and configurability of our performance, succession and compensation product offerings to meet the changing content and workflow requirements of our clients’ business units;

•	the level of integration, configurability, security, scalability and reliability of our performance, succession and compensation product offerings; and

•	our vision of unified talent management, combined with our ability to innovate and respond to client needs rapidly.
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
The Cornerstone OnDemand Foundation
To demonstrate our commitment to empowering people and communities, we helped form the Cornerstone OnDemand Foundation, or the Foundation, in 2010. The Foundation seeks to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of our Enterprise and Mid-Market solution and capacity building strategies.
The Foundation focuses its efforts on the areas of education, workforce development and disaster relief. We have enlisted the help of our employees, clients and distributors to support the Foundation in its efforts. The Foundation is designed to be self-sustaining over time through a variety of ongoing funding streams, such as donations, sponsorships and distribution fees. The Foundation offers a number of programs to support the non-profit sector, including:

•
Strategic Partnership Program. The Foundation offers non-profit clients our Enterprise and Mid-Market solution and services at a discount, in certain cases of up to 100%. We currently have direct agreements providing similar pricing with non-profit clients, including:

Education	Workforce Development	Disaster Relief
KIPP	Goodwill	Feeding America
Boys & Girls Clubs of America	United Way	Oxfam
Teach for America	Year Up	Save the Children

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

•
NonprofitReady.org. This program offers non-profits the unique opportunity to access online training and development at no cost. Most non-profit organizations lack the budget and the capacity to consistently and effectively invest in their people. Through NonprofitReady.org, the Foundation provides relevant content including videos, webinars, whitepapers, and e-learning courses to organizations domestically and abroad. Non-profit professionals have unlimited access to more than 200 resources customized for the nonprofit professional.

•
DisasterReady.org. In addition to its support of individual non-profits, the Foundation seeks to improve the sector at large by incubating and implementing strategic initiatives that address a critical market need. In 2013, the Foundation launched DisasterReady.org, a free online training website specifically designed by experts in training, capacity building and humanitarian assistance to help prepare aid workers for the demands they face in the field. Informed and supported by prominent aid agencies such as Save the Children, IRC, UNHCR, CARE, IFRC, and World Vision, DisasterReady.org offers hundreds of cutting edge e-learning courses, live and recorded webinars on key humanitarian issues, and related training resources focused on disaster preparedness and response.

•
Impact Grant Program. The Impact Grant program allows nonprofit organizations to achieve substantial social impact by using learning technology to expand the reach and scale of their educational programs and services. Through the Impact Grant program, the Foundation selects four nonprofit organizations annually from around the globe to each receive a two-year grant equal to $1.0 million in value. Grantees are awarded unlimited usage of the learning product offering as well as access to a range of pro bono business consulting services. Using the learning product offering, organizations can effectively and efficiently scale their programs by automating the delivery of their training to clients, volunteers, partner agencies, and anyone else at any time. Grantees include organizations such as Project HOPE, The Ounce, and Darkness to Light.

Proprietary Rights
To safeguard our proprietary and intellectual property rights, we rely upon a combination of patent, copyright, trade secret and trademark laws in the United States and in other jurisdictions, and on contractual restrictions. Our key assets include our software code and associated proprietary and intellectual property rights, in particular the trade secrets and know-how associated with our Enterprise and Mid-Market talent management solution which we developed internally over the years. We were issued a patent for our software in 2003 which expires in 2021; we have since filed for additional patent protection, we own registered trademarks and we will continue to evaluate the need for additional patents and trademarks. We have confidentiality and license agreements with employees, contractors, clients, distributors and other third parties, which limit access to and use of our proprietary information and software.
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
Employees
At December 31, 2014, we had 1,361 employees, which is a 38% increase from 987 employees at December 31, 2013. None of our employees are covered by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong. Internally, we strive to empower our people by using our Enterprise and Mid-Market solution to on-board, develop, connect, align, assess, retain and promote our own employees.
Additional Information
Our Internet address is www.cornerstoneondemand.com and our investor relations website is located at investors.cornerstoneondemand.com. We make available free of charge through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report, and you should not consider information on our website to be part of this report.
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
We have incurred losses since our inception. We experienced net losses of $64.9 million, $40.4 million, and $31.4 million in 2014, 2013 and 2012, respectively. At December 31, 2014, our accumulated deficit was $301.4 million and total stockholders’ equity was $35.5 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients between small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of new product and service introductions by us;

•	the timing of expenses related to the development of new products and technologies, including enhancements to our solutions;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S. and Europe;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the timing and success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	general economic, industry and market conditions; and

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
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, and expected growth in our market. Our assumptions and estimates related to our business growth, including the performance of our core business and emerging businesses and the demand for our solutions in the U.S., Europe and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that our clients will renew subscriptions at the same or higher level of service, if at all. Every year, some of our clients elect not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our clients’ renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products, or fail to add new users, our revenue may decline, and our operating results may be harmed.
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
We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., International Business Machines Corporation, Lumesse AS, Oracle Corporation, Peoplefluent, Inc., Saba Software, Inc., SAP America, Inc., and Skillsoft Corp, which acquired SumTotal Systems, Inc. in 2014. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 987 employees on December 31, 2013 to 1,361 employees on December 31, 2014. In addition, we have established offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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

Although we generally back up our client databases hourly, store our data in more than one geographically distinct location at least weekly and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, clients may not be able to access their data for 24 hours or more. There is a remote chance that client data from recent transactions may be permanently lost or otherwise compromised. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits or refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solutions.
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
We currently have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks, including:

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
We currently have foreign sales denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, New Zealand Dollars, Norwegian Kroner, Polish Zloty, Swedish Krona and Swiss Franc. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Fluctuations in the exchange rates of these foreign currencies negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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
At December 31, 2014, we had $166.6 million in cash and cash equivalents and $119.2 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
Our principal offices are located in Santa Monica, California, where we occupy approximately 108,000 square feet of office space under operating leases that expire in January 2019. We have additional established offices in Amsterdam, Auckland, Düsseldorf, Hong Kong, London, Madrid, Mumbai, Munich, Paris, San Francisco, São Paulo, Stockholm, Sunnyvale, Sydney, Tel Aviv, and Tokyo to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations. Our foreign subsidiaries lease office space for their operations, including their local sales and professional services personnel.

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
Market for Our Common Stock and Related Stockholder Matters
Our common stock has been traded on the NASDAQ Global Select Market under the symbol “CSOD” since March 17, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the NASDAQ Global Select Market.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
First Quarter	$60.86	$45.96	$35.29	$29.84
Second Quarter	49.65	34.59	45.67	31.35
Third Quarter	46.20	34.41	54.60	43.90
Fourth Quarter	36.82	27.55	53.31	45.55
Holders of Record
As of January 31, 2014 there were 30 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from March 17, 2011 through December 31, 2014 with (ii) the cumulative total return of the NASDAQ Global Market Index and (iii) the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 17, 2011 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND*

*	Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

	March 17, 2011	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Cornerstone OnDemand	$100.00	$95.65	$154.85	$279.55	$184.58
NASDAQ Global Market Index	$100.00	$86.60	$100.04	$166.92	$176.96
NASDAQ Computer & Data Processing Index	$100.00	$101.97	$114.69	$151.33	$181.41
The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Equity Compensation Plan Information
The information required by this item will be included under the caption “Equity Compensation and Plan Information” in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
The statement of operations data for the three years ended December 31, 2014, 2013, and 2012 and the balance sheet data at December 31, 2014 and 2013, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the two years ended December 31, 2011 and 2010 and the balance sheet data at December 31, 2012, 2011 and 2010, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.
The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated statements of operations data:
Gross revenue(1)	$263,568	$185,129	$117,914	$75,522	$46,608
Common stock warrant charge(1)	—	—	—	(2,500)	(2,877)
Net revenue	263,568	185,129	117,914	73,022	43,731
Cost of revenue	77,684	53,548	34,591	21,285	14,280
Gross profit	185,884	131,581	83,323	51,737	29,451
Operating expenses:
Sales and marketing	162,552	109,737	73,563	45,773	28,134
Research and development	30,618	21,260	14,886	10,149	5,602
General and administrative	41,802	33,572	25,912	15,122	8,555
Amortization of certain acquired intangible assets	828	1,004	739	—	—
Total operating expenses	235,800	165,573	115,100	71,044	42,291
Loss from operations	(49,916)	(33,992)	(31,777)	(19,307)	(12,840)
Other income (expense):
Interest income (expense) and other income (expense), net	(14,128)	(6,562)	(402)	(1,853)	(1,320)
Change in fair value of preferred stock warrant liabilities(2)	—	—	—	(42,559)	(34,073)
Loss before provision for income taxes	(64,044)	(40,554)	(32,179)	(63,719)	(48,233)
Income tax benefit (provision)	(855)	128	789	(181)	(137)
Net loss	$(64,899)	$(40,426)	$(31,390)	$(63,900)	$(48,370)
Accretion of redeemable preferred stock	—	—	—	(5,208)	(8,235)
Net loss attributable to common stockholders	$(64,899)	$(40,426)	$(31,390)	$(69,108)	$(56,605)
Net loss per share attributable to common stockholders, basic and diluted(3)	$(1.22)	$(0.79)	$(0.63)	$(1.74)	$(6.15)
Weighted average common shares outstanding, basic and diluted	53,267	51,427	49,929	39,824	9,206

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

(3)	See Note 2 and Note 4 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$166,557	$109,583	$76,442	$85,409	$7,067
Property and equipment, net	21,424	14,436	7,947	3,663	3,976
Working capital, excluding deferred revenue	356,553	369,499	115,294	112,094	18,889
Total assets	505,655	451,355	171,834	135,362	42,894
Debt, current portion	351	519	916	265	14
Deferred revenue, current and non-current portion	191,336	138,822	92,252	55,880	33,818
Capital lease obligations, net of current portion	—	218	1,227	1,056	1,523
Debt, net of current portion	225,094	218,357	1,836	409	8,705
Preferred stock warrant liabilities	—	—	—	—	39,756
Convertible preferred stock	—	—	—	—	42,089
Total stockholders’ equity (deficit)	35,502	52,895	46,648	62,460	(97,231)

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Our Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite consisting of product offerings to help organizations manage their recruiting, onboarding, learning, performance, succession, compensation and enterprise social collaboration processes. We also offer Enterprise and Mid-Market organizations an additional product, Extended Enterprise, to manage training for their external networks of partners, suppliers, resellers, distributors and customers. To complement our product suite, we offer a number of cross-product tools for analytics and reporting, employee profile management and e-learning content aggregation. We also provide consulting services for configuration and training as well as third-party e-learning content for use with our solution. After the initial purchase of our solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the solution across their organizations and increase usage of the solution over time.
In addition to our Enterprise and Mid-Market solution, we also offer Cornerstone for Salesforce and Cornerstone Growth Edition, formerly known as Cornerstone for Small Business. Cornerstone for Salesforce is a cloud-based learning solution developed natively on the Salesforce.com platform. Cornerstone for Salesforce allows organizations to provide seamless access to sales enablement and just-in-time training embedded within Salesforce. Cornerstone Growth Edition is a cloud-based talent management solution with learning and performance product offerings targeted to organizations with fewer than 400 employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions in our client and user count metrics as we believe the client and user count metrics for our Enterprise and Mid-Market solution give a better indication of our overall performance.

We currently have over 2,100 clients who use our Enterprise and Mid-Market solution to empower approximately 18.1 million users across 191 countries in 42 different languages. For 2014 and 2013, no single client or distributor accounted for more than 10% of our revenue. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007 to 1,237 at December 31, 2012 to 1,631 at December 31, 2013 and to 2,153 at December 31, 2014.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $263.6 million for the year ended December 31, 2014 from $185.1 million for the same period in 2013.
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
Our operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those in the “Risk Factors” section of this Annual Report on Form 10-K, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional products or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solutions;

•	our ability to manage growth, including in terms of new clients, additional users, additional headcount and new geographies;

•	our ability to expand our enterprise and mid-market sales teams;

•	our ability to maintain stable and consistent quota attainment rates;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S. and Europe;

•	the timing and success of solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies; and

•	general economic and market conditions including fluctuations in foreign exchange rates.
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

•
Annual dollar retention rate. We define annual dollar retention rate as the implied monthly recurring revenue under client agreements at the end of a fiscal year, divided by the implied monthly recurring revenue, for that same client base, at the end of the prior fiscal year and excluding implied monthly recurring revenue from clients of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions. This ratio does not reflect implied monthly recurring revenue for new clients added between the end of the prior fiscal year and the end of the current fiscal year. Beginning in 2013, incremental sales up to and not exceeding the original renewal amount to the existing client base are included in this ratio. We define implied monthly recurring revenue as the total amount of minimum recurring revenue to which we have a contractual right under each of our client agreements over the entire term of the agreement, but excluding non-recurring support, consulting and maintenance fees, divided by the number of months in the term of the agreement. Implied monthly recurring revenue is substantially comprised of subscriptions to our Enterprise and Mid-Market solution. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

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

•
Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions for a specified period of time, typically three years for our Enterprise and Mid-Market solution and annual or three-year periods for our Cornerstone for Salesforce and Cornerstone Growth Edition solutions. Fees are based on a number of factors, including the number of users having access to a solution. We generally recognize revenue from subscriptions ratably over the term of the agreements.

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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to increase as a result of our investments in marketable securities, which include corporate bonds, agency bonds and U.S. treasury securities, in the year ended December 31, 2014 and 2013.

•
Interest Expense. Interest expense consists primarily of interest expense from our promissory notes, convertible debt, accretion of debt discount, amortization of debt issuance costs and capital lease payments. We expect interest expense to increase primarily as a result of the convertible debt and related interest.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates and other non-operating expenses. We expect interest income (expense) and other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Income Tax (Provision) Benefit
The income tax provision is related to foreign and certain state income taxes. As we have recorded a full valuation allowance against our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets, we have not recorded a provision for United States, United Kingdom, New Zealand, Hong Kong and Brazil income taxes. Certain foreign subsidiaries and branches of ours provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
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
The determination of BESP for our deliverables as described above requires us to make significant estimates and judgments, including the comparability of different subscription arrangements and consulting services and estimates of the hours required to complete various types of services. In addition, we consider other factors including:

•
Nature of the deliverables. For example, in categorizing our subscriptions into meaningful groupings for determining BESP, we consider the number and type of products the client purchased. For consulting services, we consider the type of consulting service and the estimated hours required to complete the service or average selling price for fixed fee services based on our historical experience.

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

The determination of BESP is made through consultation with our senior management. We update our estimates of BESP on an ongoing basis as events and circumstances require, and we update our determination to use BESP on a periodic basis, including assessing whether we can determine VSOE or TPE.
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
In a limited number of cases, the client’s intended use of a solution requires enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the enhancements have been made to the solution through the remaining term of the agreement. In other cases where the enhancement is not required for the client’s intended use, revenue is not recognized as one unit of accounting rather the allocated value of the enhancement is recognized on a straight-line basis once the enhancement has been made.
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
Stock-based Compensation
We account for stock-based awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair values. We grant stock options and restricted stock units that vest over time based on the continuing employment of the employee, as well as restricted stock units that vest based on meeting certain performance targets. We expect that our expense related to stock-based compensation will increase over time.
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
We use the average volatility of similar publicly traded companies as an estimate for our volatility. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock option exercises for our company, we apply a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on the United States Treasury yield curve in effect during the period the award was granted. Our estimated dividend yield is zero, as we have not and do not currently intend to declare dividends in the foreseeable future.
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
In addition, we issued performance-based restricted stock units that are dependent on performance goals or market conditions, established by the Board of Directors, for a predetermined period. The fair value of the performance-based awards are determined using a Monte-Carlo simulation model that factors in the probability of the award vesting. For performance-based awards, the fair value is not determined until all of the terms and conditions are established.

Information related to our stock-based compensation activity, including weighted-average grant date fair values and associated Black-Scholes option-pricing model assumptions associated with time-based options, is as follows:

	Year Ended December 31,
	2014	2013	2012
Stock options granted (in thousands)	2,209	2,394	2,553
Weighted-average exercise price	$44.16	$43.32	$22.09
Weighted-average grant date fair value per share of stock options granted	$21.72	$21.52	$11.12
Weighted-average Black-Scholes model assumptions:
Estimated fair value of common stock	$44.16	$43.32	$22.09
Estimated volatility	49.9%	51.5%	53.9%
Estimated dividend yield	—	—	—
Expected term (years)	6.0	6.0	5.8
Risk-free rate	1.9%	1.5%	1.0%
As of December 31, 2014, we had approximately $69.1 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, relating to stock options that we expect to recognize over a weighted-average period of approximately 2.8 years. Unrecognized compensation expense related to nonvested restricted stock units was $22.0 million at December 31, 2014, which is expected to be recognized as expense over the weighted-average period of 3.3 years. Additionally, during 2014, we granted certain performance based restricted stock units. Unrecognized compensation expense related to performance based options and units was $1.5 million at December 31, 2014, which is expected to be recognized as expense over the weighted-average period of 2.5 years. The amount of compensation cost relating to performance awards may change in future periods to the extent that another target level becomes probable of achievement.
Stock-based compensation expense is expected to increase in 2015 compared to 2014 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
Allowance for Doubtful Accounts
On a quarterly basis we evaluate the need to establish an allowance for doubtful accounts, by analyzing our clients’ creditworthiness. Our evaluation and analysis includes specific identification and review of all outstanding accounts receivable balances, review of our historical collection experience with each client, and consideration of overall economic conditions, as well as of any specific facts and circumstances that may indicate that a specific client receivable is not collectible. We make judgments as to our ability to collect outstanding receivables and establish an allowance when collection becomes doubtful. At December 31, 2014 and 2013, our allowance for doubtful accounts was $2.2 million and $1.0 million, respectively, based on our evaluation and analysis. If our future actual collections are lower than expected, our cash flows and future results of operations could be negatively impacted.
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
Management reorganized Cornerstone Growth Edition, formerly Cornerstone Small Business, resulting in a change in the reporting unit in 2014. We are now structured as one reporting unit for our purpose of our impairment analysis as of December 31, 2014. Management recorded goodwill related to the Evolv acquisition in November 2014, which was considered in the impairment analysis. Based on the results of the annual impairment test, the fair value of the reporting unit exceeded its carrying value by a significant amount and therefore no impairment of goodwill existed at December 31, 2014.
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
We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in the years ended December 31, 2014 and 2013.

Investments in Marketable Securities
Our available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If we determine that an other-than-temporary decline has occurred for debt securities that we do not then currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2014, we had $119.2 million of investments in marketable securities.
Strategic Investments
In June 2014, we made a $0.5 million investment in a debt security of a privately-held company. We have elected fair value accounting for this debt security, and therefore, the current strategic investment is recorded at fair value, with any changes in value recorded in other income (expense) in the accompanying Consolidated Statement of Operations. In September 2014, we made a $0.4 million investment in equity securities of a privately-held company. We are accounting for this investment using the cost method of accounting. This investment is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. These investments are included in long-term investments on the Consolidated Balance Sheet.
Senior Convertible Notes
In accounting for senior convertible notes (the “Notes”) at issuance, we separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification.
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

	Year Ended December 31,
	2014	2013	2012
Revenue	$263,568	$185,129	$117,914
Cost of revenue	77,684	53,548	34,591
Gross profit	185,884	131,581	83,323
Operating expenses:
Sales and marketing	162,552	109,737	73,563
Research and development	30,618	21,260	14,886
General and administrative	41,802	33,572	25,912
Amortization of certain acquired intangibles	828	1,004	739
Total operating expenses	235,800	165,573	115,100
Loss from operations	(49,916)	(33,992)	(31,777)
Other income (expense):
Interest income	720	357	—
Interest expense	(12,157)	(6,563)	(442)
Other, net	(2,691)	(356)	40
Other income (expense), net	(14,128)	(6,562)	(402)
Loss before income tax (provision) benefit	(64,044)	(40,554)	(32,179)
Income tax (provision) benefit	(855)	128	789
Net loss	$(64,899)	$(40,426)	$(31,390)

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Year Ended December 31,
	2014	2013	2012
Revenue (in thousands)	$263,568	$185,129	$117,914
Bookings (in thousands)	$316,082	$231,699	$154,286
Annual dollar retention rate	93.7%	94.6%	94.3%
Number of clients	2,153	1,631	1,237
Number of users (in millions)	18.1	14.1	10.6
Revenue increased $78.4 million, or 42%, for the year ended December 31, 2014 as compared to the same period in 2013. The increase was primarily the result of a $64.8 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2014. In addition, Revenue increased by $13.6 million from the acquisition of new clients during the year ended December 31, 2014.
Revenue increased by $67.2 million, or 57%, for the year ended December 31, 2013 as compared to the same period in 2012. The increase was primarily the result of a $45.0 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2013. In addition, revenue increased by $22.2 million from the acquisition of new clients during the year ended December 31, 2013.

The rate at which revenue increased year over year declined in the current period, from a 57% revenue increase from the year ended December 31, 2012 to the year ended December 31, 2013 to a 42% revenue increase from the year ended December 31, 2013 to the year ended December 31, 2014. Our growth rate can depend on a variety of factors, such as the size, volume and complexity of our agreements with our customers, our ability to work with our customers to implement and deliver our solutions, our ability to upsell and renew our existing customers, the success of our alliance and partnership arrangements, and the expansion of our business through emerging markets.
The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollar amounts in thousands):

	At or For Year Ended December 31,
	2014	2013	2012
Revenue for United States	$180,834	$128,983	$81,837
Percentage of total revenue for United States	69%	70%	69%
Revenue for all other countries	$82,734	$56,146	$36,077
Percentage of total revenue for all other countries	31%	30%	31%
	$263,568	$185,129	$117,914
Bookings increased $84.4 million, or 36% for the year ended December 31, 2014 as compared to the same period in 2013, reflecting the increase in revenue for the period, plus an increase in deferred revenue at December 31, 2014 from December 31, 2013 compared to the increase at December 31, 2013 from December 31, 2012. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Year Ended December 31, 2014
Revenue		$263,568
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at December 31, 2014	191,336
Change in deferred revenue		52,514
Bookings		$316,082
	Deferred Revenue Balance	Year Ended December 31, 2013
Revenue		$185,129
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at December 31, 2013	138,822
Change in deferred revenue		46,570
Bookings		$231,699
	Deferred Revenue Balance	Year Ended December 31, 2012
Revenue		$117,914
Deferred revenue at December 31, 2011	$55,880
Deferred revenue at December 31, 2012	92,252
Change in deferred revenue		36,372
Bookings		$154,286
We believe our revenue and bookings growth is a result of our continued investment in and development of our direct sales team. We believe these investments have enabled us to achieve greater sales coverage and better sales execution. In addition, we have increased our marketing activities which we believe has improved brand awareness and created higher demand for our solutions. We have also continued to enhance our Enterprise and Mid-Market solution, which we believe has encouraged existing clients to buy multiple products with their initial purchase and add additional products and users over the term of their agreement.
Our number of clients grew 32% at December 31, 2014 compared to December 31, 2013. Our number of users increased 29% at December 31, 2014 compared to December 31, 2013.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Cost of revenue	$77,684	$53,548	$34,591
Gross profit	$185,884	$131,581	$83,323
Gross margin	71%	71%	71%
Cost of revenue increased $24.1 million, or 45%, in 2014 as compared to 2013, principally attributable to $10.5 million in increased costs related to outsourced consulting services, $4.1 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $2.7 million in increased employee-related costs due to higher headcount, $2.1 million in increased amortization of capitalized software mainly due to the additional amortization of software obtained through the acquisition of Evolv, $2.0 million in increased third-party content cost, and $1.1 million in increased reseller and referral fees. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.

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
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at December 31, 2014 (in thousands):

2015	$10,568
2016	9,282
2017	7,419
2018	10
2019	3
Total	$27,282
Estimated remaining amortization expense of $10.0 million, $9.1 million, $7.4 million, $10,000, and $3,000 will be recorded in cost of revenue for 2015, 2016, 2017, 2018, and 2019, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Sales and Marketing

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Sales and marketing	$162,552	$109,737	$73,563
Percent of revenue	62%	59%	62%
Sales and marketing expenses increased $52.8 million, or 48%, in 2014 as compared to 2013. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at December 31, 2014 increased compared to December 31, 2013, contributing to an increase in employee-related costs of $37.9 million. In addition, we incurred increased travel costs associated with our direct sales teams of $5.4 million, overhead costs, such as rent, IT costs, and depreciation and amortization, of $5.1 million, and increased costs associated with outsourced marketing programs and events of $4.3 million.
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
Research and Development

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Research and development	$30,618	$21,260	$14,886
Percent of net revenue	12%	11%	13%

Research and development expenses increased $9.4 million, or 44%, in 2014 as compared to 2013. The increase was principally due to an increase in research and development headcount at December 31, 2014 compared to December 31, 2013 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $6.9 million. The remaining increase primarily relates to allocated overhead costs.
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
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $11.4 million, $7.9 million and $5.7 million of software development costs and amortized $6.3 million, $4.3 million and $2.8 million in 2014, 2013 and 2012, respectively.
General and Administrative

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
General and administrative	$41,802	$33,572	$25,912
Percent of net revenue	16%	18%	22%
General and administrative expenses increased $8.2 million, or 25%, in 2014 as compared to 2013. The increase was driven by higher costs to support our growing business. We incurred increased employee-related costs of $4.1 million as a result of increased headcount and stock-based compensation awards at December 31, 2014 compared to December 31, 2013. In addition, we incurred $1.3 million in costs related to the acquisition of Evolv Inc. General and administrative expenses are expected to increase with the growth of our company.
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
Amortization of certain acquired intangible assets

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Amortization of certain acquired intangible assets	$828	$1,004	$739
Amortization of acquired intangibles decreased $0.2 million for the year ended December 31, 2014 as compared to the same period in 2013 due to the amortization of intangible assets acquired through the April 2012 acquisition of Sonar.

Other Income (Expense)

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Interest income	$720	$357	$—
Interest expense	(12,157)	(6,563)	(442)
Other, net	(2,691)	(356)	40
Other income (expense), net	$(14,128)	$(6,562)	$(402)
Interest income for the year ended December 31, 2014 increased by $0.4 million as compared to the same period in 2013 due to the interest income earned on purchase of investment securities net of purchased premium amortization in the year ended December 31, 2014.
Interest expense for the year ended December 31, 2014 increased $5.6 million as compared to the same period in 2013 due to the increase in the accretion of debt discount and the amortization of debt issuance costs of $4.0 million and interest expense of $1.8 million for the convertible notes issued in June 2013. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the years ended December 31, 2014, 2013 and 2012, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax (Provision) Benefit

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Income tax (provision) benefit	$(855)	$128	$789
We have recorded a full valuation allowance against our United States, United Kingdom and New Zealand net deferred tax assets and therefore have not recorded a (provision) benefit for income taxes for the year ended December 31, 2014, other than provisions for certain foreign current income taxes. The tax benefits in 2013 and 2012 were primarily related to reversing taxable differences in New Zealand, which did not have a valuation allowance.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our consolidated balance sheet as of December 31, 2014.
In November 2014, we used $43.3 million in cash in connection with our acquisition of Evolv, Inc. At December 31, 2014, our principal sources of liquidity were $166.6 million of cash and cash equivalents, investments in marketable securities of $119.2 million, and $84.5 million of accounts receivable.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2014	2013	2012
Net cash provided by operating activities	$33,009	$17,431	$10,294
Net cash provided by (used in) investing activities	15,005	(213,445)	(19,581)
Net cash provided by financing activities	10,840	228,928	312
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
Cash provided by operating activities of $33.0 million during 2014 was a result of the continued growth of our business and our continued investments for further growth. In the year ended December 31, 2014, $59.5 million, or 92%, of our net loss of $64.9 million consisted of non-cash items, including $33.7 million of stock-based compensation, $15.1 million of depreciation and amortization, $8.3 million of accretion of debt discount and amortization of debt issuance costs, $1.7 million of unrealized foreign exchange losses, and amortization of a purchased premium of $0.8 million related to investment securities.
Cash provided by operating activities includes a $55.2 million increase in deferred revenue due to increased billings during the year ended December 31, 2014, a $6.4 million increase in accrued liabilities primarily due to the timing of payments, an increase in accounts payable of $4.6 million attributable to increased expenses associated with our growth, and $1.2 million decrease in prepaid and other assets primarily due to the timing of payments to vendors. Cash provided by operating activities is partially offset by a $18.7 million increase in accounts receivable attributable to higher billings in the fiscal year 2014 due to an increased number of clients, a $10.1 million increase in deferred commissions due to increased sales, and decrease in other liabilities of $0.3 million.
Cash provided by operating activities during 2013 of $17.4 million was a result of the continued growth of our business and our continued investments for further growth. In the year ended December 31, 2013, $32.2 million, or 80%, of our net loss of $40.4 million consisted of non-cash items, including $20.8 million of stock-based compensation, $9.7 million of depreciation and amortization, and $4.3 million of accretion of debt discount and amortization of debt issuance costs. These non-cash expenses were partially offset by a purchased premium of $2.0 million related to investment securities, net of amortization. Cash provided by operating activities includes a $45.2 million increase in deferred revenue due to increased billings during the year ended December 31, 2013, a $6.8 million increase in accrued liabilities primarily due to the timing of payments, an increase in accounts payable of $5.1 million attributable to increased expenses associated with our growth, and an increase in other liabilities of $0.7 million. Cash provided by operating activities is partially offset by a $19.0 million increase in accounts receivable attributable to higher billings in the fiscal year 2013 due to an increased number of clients, a $7.1 million increase in deferred commissions due to increased sales, and a $6.1 million increase in prepaid and other assets due to an increase in business activity associated with the growth of our business and the timing of payments to vendors.
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
Net Cash Provided by (Used in) Investing Activities
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In July 2013 we began to invest the proceeds of our convertible notes in investment securities. In addition, in June and September 2014, we made strategic investments in privately-held companies. In November of 2014 we purchased the privately held company, Evolv, Inc. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Cash provided by investing activities during 2014 of $15.0 million was primarily due to $203.1 million related to cash received from the maturities and sales of investment securities. Cash used in investing activities was partially offset by $124.2 million in purchases of investment securities, $43.3 million used in our acquisition of Evolv Inc., $11.0 million in purchases of additional equipment, and $9.5 million of investments in our capitalized software during the period. Our investments in fixed assets consisted of $13.9 million in corporate office renovations, purchases of additional furniture and equipment for our expanding infrastructure and work force, which were primarily financed through $11.0 million in cash, and $2.9 million through our accounts payable and accrued expenses.
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
Net Cash Provided by Financing Activities
Cash provided by financing activities of $10.8 million in the year ended December 31, 2014 was primarily due to proceeds from stock option exercises of $12.3 million. These proceeds were partially offset by our payments of $0.9 million on our capital lease and financing obligations and repayment of our credit facility of $0.6 million.
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

Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, leases for our office space, computer equipment, furniture and fixtures, contractual commitments for professional service projects and third party consulting firms. The following table summarizes our contractual obligations at December 31, 2014 (in thousands):

		Year Ending December 31,
	Total	2015	2016	2017	2018	2019	Thereafter
Long-term debt obligations including interest	$266,648	$2,263	$3,795	$3,795	$256,795	$—	$—
Capital lease obligations	239	239	—	—	—	—	—
Operating lease obligations	27,927	5,852	7,233	7,046	7,215	581	—
Other contractual obligations(1)	45,324	20,241	7,960	5,923	5,600	5,600	—
	$340,138	$28,595	$18,988	$16,764	$269,610	$6,181	$—
(1) Other contractual obligations include agreements with various third party service providers whereby we have committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for our clients.
At December 31, 2014, liabilities for unrecognized tax benefits of $0.4 million which are attributable to foreign income taxes and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.
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
During 2013, we amended a standby letter of credit in association with a building lease and signed a standby letter of credit for a contractual arrangement in Israel. In addition, we maintain standby letters of credit in association with other contractual arrangements. The total amount outstanding is $1.5 million at December 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
We have operations both within the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments including corporate bonds, U.S. treasury, agency securities and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At December 31, 2014, we had cash and cash equivalents of $166.6 million and investments of $119.2 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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

We do not believe our cash equivalents, corporate bonds, U.S. treasury securities and agency securities have significant risk of default or illiquidity. While we believe our cash investments do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot be assured that we will not experience losses on these deposits.
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans with and cash accounts held by our overseas subsidiaries.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2014, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $7.1 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows present fairly, in all material respects, the financial position of Cornerstone OnDemand, Inc. and its subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2015

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$166,557	$109,583
Short-term investments	116,106	199,925
Accounts receivable, net	84,499	67,191
Deferred commissions	26,236	16,634
Prepaid expenses and other current assets	13,007	14,118
Total current assets	406,405	407,451
Capitalized software development costs, net	15,719	10,665
Property and equipment, net	21,424	14,436
Long-term investments	3,938	—
Intangible assets, net	27,282	4,632
Goodwill	25,894	8,193
Other assets, net	4,993	5,978
Total Assets	$505,655	$451,355
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$16,737	$10,037
Accrued expenses	29,476	22,288
Deferred revenue, current portion	180,598	135,322
Capital lease obligations, current portion	236	905
Debt, current portion	351	519
Other liabilities	3,052	4,203
Total current liabilities	230,450	173,274
Convertible notes, net	225,094	217,965
Other liabilities, non-current	3,871	3,111
Deferred revenue, net of current portion	10,738	3,500
Capital lease obligations, net of current portion	—	218
Debt, net of current portion	—	392
Total liabilities	470,153	398,460
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 53,826 and 52,470 shares issued and outstanding at December 31, 2014 and 2013	5	5
Additional paid-in capital	336,692	289,307
Accumulated deficit	(301,366)	(236,467)
Accumulated other comprehensive income	171	50
Total stockholders’ equity	35,502	52,895
Total Liabilities and Stockholders’ Equity	$505,655	$451,355
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2014	2013	2012
Revenue	$263,568	$185,129	$117,914
Cost of revenue	77,684	53,548	34,591
Gross profit	185,884	131,581	83,323
Operating expenses:
Sales and marketing	162,552	109,737	73,563
Research and development	30,618	21,260	14,886
General and administrative	41,802	33,572	25,912
Amortization of certain acquired intangible assets	828	1,004	739
Total operating expenses	235,800	165,573	115,100
Loss from operations	(49,916)	(33,992)	(31,777)
Other income (expense):
Interest income	720	357	—
Interest expense	(12,157)	(6,563)	(442)
Other, net	(2,691)	(356)	40
Other income (expense), net	(14,128)	(6,562)	(402)
Loss before income tax (provision) benefit	(64,044)	(40,554)	(32,179)
Income tax (provision) benefit	(855)	128	789
Net loss	$(64,899)	$(40,426)	$(31,390)
Net loss per share, basic and diluted	$(1.22)	$(0.79)	$(0.63)
Weighted average common shares outstanding, basic and diluted	53,267	51,427	49,929
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Net loss	$(64,899)	$(40,426)	$(31,390)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	308	3	(273)
Net change in unrealized (losses) gains on investments	(187)	130	—
Other comprehensive income (loss), net of tax	121	133	(273)
Total comprehensive loss	$(64,778)	$(40,293)	$(31,663)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Treasury Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value	Shares	At Cost
Balance as of December 31, 2011	49,274	$5	—	$—	$226,916	$(164,651)	$190	$62,460
Issuance of common stock for the exercise of warrants to purchase common stock	130	—	—	—	208	—	—	208
Issuance of common stock upon the exercise of options	1,127	—	—	—	2,490	—	—	2,490
Vesting of early exercised options	—	—	—	—	55	—	—	55
Vesting of restricted stock units	112	—	—	—	—	—	—	—
Shares issued for acquisition of Sonar Limited	47	—	—	—	335	—	—	335
Stock-based compensation	—	—	—	—	12,763	—	—	12,763
Net loss	—	—	—	—	—	(31,390)	—	(31,390)
Other comprehensive loss, net of tax	—	—	—	—	—	—	(273)	(273)
Balance as of December 31, 2012	50,690	$5	—	$—	$242,767	$(196,041)	$(83)	$46,648
Issuance of common stock upon the exercise of options	1,566	—	—	—	13,432	—	—	13,432
Vesting of early exercised options	—	—	—	—	28	—	—	28
Vesting of restricted stock units	214	—	—	—	—	—	—	—
Tax benefits from employee stock plans	—	—	—	—	29	—	—	29
Stock-based compensation	—	—	—	—	21,769	—	—	21,769
Net change in unrealized gains on investments	—	—	—	—	—	—	130	130
Equity component of convertible notes	—	—	—	—	11,282	—	—	11,282
Net loss	—	—	—	—	—	(40,426)	—	(40,426)
Other comprehensive income, net of tax	—	—	—	—	—	—	3	3
Balance as of December 31, 2013	52,470	$5	—	$—	$289,307	$(236,467)	$50	$52,895
Issuance of common stock upon the exercise of options	1,154	—	—	—	12,142	—	—	12,142
Vesting of restricted stock units	202	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	35,243	—	—	35,243
Net change in unrealized gains on investments	—	—	—	—	—	—	(187)	(187)
Net loss	—	—	—	—	—	(64,899)	—	(64,899)
Other comprehensive income, net of tax	—	—	—	—	—	—	308	308
Balance as of December 31, 2014	53,826	$5	—	$—	$336,692	$(301,366)	$171	$35,502
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net loss	$(64,899)	$(40,426)	$(31,390)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	15,086	9,700	7,037
Accretion of debt discount and amortization of debt issuance costs	8,274	4,273	143
Purchased investment premium, net of amortization	816	(2,031)	—
Unrealized foreign exchange loss (gain)	1,656	242	(182)
Stock-based compensation expense	33,680	20,840	12,207
Deferred income taxes	(7)	(865)	(965)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(18,674)	(19,046)	(12,254)
Deferred commissions	(10,097)	(7,085)	(5,691)
Prepaid expenses and other assets	1,245	(6,057)	(4,188)
Accounts payable	4,562	5,082	190
Accrued expenses	6,446	6,828	6,325
Deferred revenue	55,216	45,230	35,327
Other liabilities	(295)	746	3,735
Net cash provided by operating activities	33,009	17,431	10,294
Cash flows from investing activities:
Purchases of investments	(124,191)	(203,959)	—
Maturities of investments	203,078	6,182	—
Purchases of property and equipment	(11,025)	(8,762)	(2,123)
Capitalized software costs	(9,529)	(6,906)	(5,030)
Cash paid for acquisition, net of cash acquired	(43,328)	—	(12,428)
Net cash provided by (used in) investing activities	15,005	(213,445)	(19,581)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	245,664	—
Payments for convertible note hedges	—	(49,537)	—
Proceeds from the issuance of warrants	—	23,225	—
Proceeds from the issuance of debt	—	1,914	1,043
Repayment of debt	(559)	(4,038)	(1,510)
Principal payments under capital lease obligations	(886)	(1,747)	(1,919)
Proceeds from stock option and warrant exercises	12,285	13,447	2,698
Net cash provided by financing activities	10,840	228,928	312
Effect of exchange rate changes on cash and cash equivalents	(1,880)	227	8
Net increase (decrease) in cash and cash equivalents	56,974	33,141	(8,967)
Cash and cash equivalents at beginning of period	109,583	76,442	85,409
Cash and cash equivalents at end of period	$166,557	$109,583	$76,442

Supplemental cash flow information:
Cash paid for interest	$3,880	$2,294	$341
Cash paid for income taxes	$546	$485	$103
Non-cash investing and financing activities:

Assets acquired under capital leases and other financing arrangements	$—	$88	$3,722
Common stock issued for business acquisition	$—	$—	$335
Capitalized assets financed by accounts payable and accrued expenses	$2,925	$1,175	$693
Capitalized stock-based compensation	$1,563	$941	$556
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Company Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.
The Company is a leading global provider of talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite consisting of product offerings to help organizations manage their recruiting, onboarding, learning, performance, succession, compensation and enterprise social collaboration processes.
The Company’s solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include hiring and developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. Management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to the Company’s chief executive officer, who is the Company’s chief operating decision maker.
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Amsterdam, Auckland, Düsseldorf, Hong Kong, London, Madrid, Mumbai, Munich, Paris, San Francisco, São Paulo, Stockholm, Sunnyvale, Sydney, Tel Aviv, and Tokyo.

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
On an on-going basis, management evaluates its estimates, including among others those related to: (i) the realization of tax assets and estimates of tax liabilities and reserves, (ii) the recognition and disclosure of contingent liabilities, (iii) the collectability of accounts receivable, (iv) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (v) fair values of investments in marketable securities and strategic investments carried at fair value, (vi) the fair values of acquired assets and assumed liabilities in business combinations, (vii) the useful lives of property and equipment, capitalized software and intangible assets, (viii) impairment of long-lived assets, including goodwill, (ix) the amount and period of amortization of the commission payments to record to expense in proportion to the revenue that is recognized, (x) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options, and (xi) assumptions used in the valuation of various types of performance-based awards. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with the allocation of the purchase price in business combinations. Such estimates required the selection of appropriate valuation methodologies and models, and significant judgment in evaluating ranges of assumptions and financial inputs.

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
The Company performs valuations of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. The Company engages the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Transaction costs were $1.3 million and $0.7 million for the year ended December 31, 2014 and 2012, respectively. There were no transaction costs for the year ended December 31, 2013.
Revenue Recognition
The Company derives its revenue from the following sources:

•
Subscriptions to the Company’s solutions—Clients pay subscription fees for access to the Company’s solutions for a specified period of time, typically three years for the Company’s Enterprise and Mid-Market solution or annually or three-year periods for the Company’s Cornerstone for Salesforce and Cornerstone Growth Edition solutions. Fees are based on a number of factors, including the number of users having access to a solution. The Company generally recognizes revenue from subscriptions ratably over the term of the agreement.

•
Consulting services—The Company offers its clients assistance in implementing its solutions and optimizing their use. Consulting services include application configuration, system integration, business process re-engineering, change management, and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement. Clients may also purchase consulting services at any other time. Consulting services are performed by the Company directly or by third-party professional service providers the Company engages. Clients may also choose to perform these services themselves or engage their own third-party service providers. The Company generally recognizes revenue from fixed fee consulting services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

•
E-learning content—The Company resells third-party on-line training content, referred to as e-learning content, to its clients. In addition, the Company also hosts other e-learning content provided by its clients. The Company generally recognizes revenue from the resale of e-learning content as it is delivered and recognizes revenue from hosting as the hosting services are provided.

The Company recognizes revenue when: (i) persuasive evidence of an arrangement for the sale of the Company’s solutions or consulting services exists, (ii) the solutions have been made available or delivered, or services have been performed, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The timing and amount the Company recognizes as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. The Company considers that delivery of a solution has commenced once it provides the client with log-in information to access and use the solution. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the non-standard acceptance or performance criteria, as applicable. Standard acceptance or performance clauses relate to the Company’s solutions meeting certain perfunctory operating thresholds. Fees are fixed based on stated rates specified in the client agreement. If collectability is not considered reasonably assured, revenue is deferred until the fees are collected. The majority of client arrangements include multiple deliverables, such as subscriptions to the Company’s software solutions and consulting services. The Company therefore recognizes revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13. As clients do not have the right to the underlying software code for the solutions, the Company’s revenue arrangements are outside the scope of software revenue recognition guidance. The Company’s agreements generally do not contain any cancellation or refund provisions other than in the event of the Company’s default.

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
The Company is generally not able to determine VSOE or TPE for its deliverables, because the deliverables are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s solutions. Accordingly, the selling prices of subscriptions to the solutions and consulting services is based on BESP. The determination of BESP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature of the deliverables themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The determination of BESP is made through consultation with senior management. The Company updates its estimates of BESP on an ongoing basis as events and as circumstances may require.
After the contract value is allocated to each deliverable in a multiple deliverable arrangement based on the relative selling price method is determined, revenue is recognized for each deliverable based pattern in which the revenue is earned. For subscriptions to the solutions, revenue is recognized on a straight-line basis over the subscription term, which is typically three years. For consulting services, revenue is recognized using the proportional performance method over the period the services are performed. For e-learning content and hosting, revenue is recognized ratably over the period the content is delivered or hosting service is provided.
In a limited number of cases, the client’s intended use of a solution requires enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the enhancements have been made to the solution, through the remaining term of the agreement. In other cases where the enhancement is not required for the client’s intended use, revenue is not recognized as one unit of accounting rather the allocated value of the enhancement is recognized on a straight-line basis once the enhancement has been made.
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
Commission Payments
The Company defers commissions paid to its sales force and related payroll taxes because these amounts are recoverable from the future revenue from the non-cancelable client agreements that gave rise to the commissions. Commissions are deferred on the balance sheet and are recognized as sales and marketing expense over the term of the client agreement in proportion to the revenue that is recognized. Commissions are considered direct and incremental costs to client agreements and were generally paid in the periods the Company received payment from the client under the associated client agreement. Commencing in the fourth quarter of 2012, the Company began paying commissions between 45 to 75 days after execution of the client agreement.
During the years ended December 31, 2014, 2013, and 2012, the Company deferred $31.7 million, $22.8 million and $16.1 million, respectively, of commissions on the balance sheet. During the years ended December 31, 2014, 2013, and 2012, the Company recognized $22.1 million, $15.5 million and $10.3 million in commissions expense to sales and marketing expense, respectively. As of December 31, 2014 and 2013, deferred commissions on the Company’s consolidated balance sheets totaled $26.2 million and $16.6 million, respectively.
Research & Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred. The Company’s research and development expenses were $30.6 million in 2014, $21.3 million in 2013, and $14.9 million in 2012.
Advertising
Advertising expenses for 2014, 2013, and 2012, were $3.7 million, $2.0 million, and $0.4 million, respectively, and are expensed as incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair value. The Company estimates the fair value of its stock options as of the date of grant using the Black-Scholes option-pricing model. The resulting fair value, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award, usually the vesting period, which is generally four years. The Company recognizes the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the vesting period of the awards. The Company recognizes the fair value of stock-based compensation for awards which contain performance conditions based upon the probability of the performance conditions being met, net of estimated forfeitures, using the graded vesting method. Estimated forfeitures are based upon the Company’s historical experience and the Company revises its estimates, if necessary, in subsequent periods if actual forfeitures differ from initial estimates.
The Black-Scholes option pricing model requires assumptions, estimated volatility, risk-free rate, expected term and estimated dividend yield. The assumptions used in calculating the fair value of stock options represents the Company’s best estimates, based on management judgment. The Company uses the average volatility of similar publicly traded companies as an estimate for estimated volatility. The Company determines the expected term of awards which contain only service conditions using the simplified approach, in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award, as the Company does not have sufficient historical data relating to stock-option exercises. For awards granted which contain performance conditions the Company estimates the expected term based on estimates of post-vesting employment termination behavior taking into account the life of the award. The risk-free interest rate for periods within the expected or contractual life of the option, as applicable, is based on the United States Treasury yield curve in effect during the period the options were granted. The estimated dividend yield is zero, as the Company has not declared, and does not currently intend to declare, dividends in the foreseeable future.
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model:

	For the Years Ended December 31,
	2014	2013	2012
Risk-free interest rate	1.9%	1.5%	1.0%
Expected term (in years)	6.0	6.0	5.8
Estimated dividend yield	—%	—%	—%
Estimated volatility	49.9%	51.5%	53.9%
The Company estimates the fair value of its performance-based restricted stock units, which included a market condition performance criteria, using a Monte Carlo simulation model that factors in the probability of the award vesting. For performance-based awards, the fair value is not determined until all of the terms and conditions are established.
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any tax benefit attributable to stock-based compensation expense as of December 31, 2014 and 2013.
Capitalized Software Costs
The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of its solutions, when the preliminary project stage is completed, management has decided to make the project a part of its future offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to the solutions are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software of three years, commencing when the software is ready for its intended use. The Company does not transfer ownership of, or lease its software to its clients.
During the years ended December 31, 2014, 2013 and 2012, the Company capitalized $11.4 million, $7.9 million, and $5.7 million, respectively, of software development costs to the balance sheet. During the years ended December 31, 2014, 2013 and 2012, the Company amortized $6.3 million, $4.3 million, and $2.8 million to cost of revenue, respectively. Based on the Company’s capitalized software costs at December 31, 2014, estimated amortization expense of $7.4 million, $5.6 million, $2.6 million and $0.2 million is expected to be recognized in 2015, 2016, 2017 and 2018, respectively.
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss, currency translation adjustments and unrealized gains or losses on investments. For the years ended December 31, 2014, 2013 and 2012, accumulated other comprehensive income (loss) comprised a cumulative translation adjustment. For the years ended December 31, 2014 and 2013, accumulated other comprehensive income also included net unrealized gains (losses) on investments.
Income Taxes
The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and the availability of tax planning strategies. The Company has recorded a full valuation allowance to reduce its United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets to zero, as it has determined that it is not more likely than not that these deferred tax assets will be realized.

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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2014 and 2013, cash and cash equivalents consisted of cash balances of $76.0 million and $43.9 million, respectively, and money market funds backed by United States Treasury Bills of $90.6 million and $65.7 million, respectively.
Investments in Marketable Securities
The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2014 and 2013, the Company had $119.2 million and $199.9 million, respectively, of investments in marketable securities.
Strategic Investments
In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company accounted for this debt security using fair value accounting, and therefore, the current strategic investment is recorded at fair value, with any changes in value recorded in other income (expense) in the accompanying Consolidated Statement of Operations. In September 2014, the Company made a $0.4 million investment in equity securities of a privately-held company. The Company accounted for this investment using the cost method of accounting. This investment is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. These investments are included in long-term investments on the Consolidated Balance Sheet.
Restricted Cash
Included in current and non-current other assets at December 31, 2014 and 2013 were restricted cash of $0.1 million and $0.2 million, respectively, in relation to a standby letter of credit in British Pounds for a foreign sales arrangement with a customer in the United Kingdom.
Allowance for Doubtful Accounts
The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.

A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2014, 2013 and 2012, is as follows (in thousands):

	2014	2013	2012
Beginning balance, January 1	$1,021	$464	$153
Additions and adjustments	2,084	968	358
Write-offs	(928)	(411)	(47)
Ending balance, December 31	$2,177	$1,021	$464
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
Impairment of Long Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated undiscounted future cash flows. There were no impairment charges related to identifiable long lived assets in the years ended December 31, 2014 and 2013.
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
If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company performs the second step of the test for impairment of goodwill in which the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2014.
Senior Convertible Notes
In accounting for senior convertible notes (the “Notes”) at issuance, the Company separated the Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate, with terms similar to the Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of a similar liability that does not have an associated convertible feature. The excess of the principal amount of the Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification.
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

Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash, and accounts receivable. The Company’s cash and cash equivalents are deposited with several financial institutions and, at times, may exceed federally insured limits, as applicable. The Company performs ongoing credit evaluations of its clients.
For the years ended December 31, 2014, 2013 and 2012, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2014 or 2013.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Transaction (losses) gains were approximately $(1.7) million, $(0.3) million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in other, net within other income (expense), net, in the accompanying consolidated statements of operations.
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

3.    BUSINESS ACQUISITION
2014 Business Acquisition
On November 3, 2014, the Company completed the acquisition of Evolv Inc., (“Evolv”), a San Francisco based SaaS company. Evolv’s platform has been developed with big data architecture and machine learning algorithms to perform predictive and prescriptive analytics and has broad data capturing capabilities that are used to help companies solve workforce management challenges. The acquisition was completed pursuant to a merger whereby Evolv became a wholly owned subsidiary of the Company. In connection with the merger, the Company paid total purchase consideration of approximately $43.4 million.

The acquisition has been accounted for under the acquisition method of accounting in accordance with the FASB’s Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. As such, the Evolv assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill, which is not deductible for tax purposes. Goodwill is attributable primarily to expected synergies and other benefits, including the acquired workforce, from combining Evolv with the Company. The Company acquired Evolv to allow clients to leverage the power of big data analytics to make better workforce decisions.

The Company’s allocation of the total purchase consideration as of November 3, 2014 is summarized below (in thousands):

Cash and cash equivalents	$107
Account receivables	979
Prepaid expenses and other current assets	194
Property and equipment	77
Intangibles - Developed technology	26,184
Goodwill	17,701
Total assets acquired	45,242
Accounts payable	712
Accrued expenses	619
Deferred revenue	477
Total liabilities assumed	1,808
Total purchase price	$43,434
The developed technology is being amortized on a straight-line basis over 3 years.
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the Evolv acquisition had taken place on January 1, 2013, after giving effect to certain adjustments including the amortization of acquired intangible assets and the elimination of the Company’s and Evolv’s non-recurring acquisition-related expenses (in thousands):

	For the Years Ended
	December 31,
	2014	2013
	Pro Forma	Pro Forma
Revenue	$268,771	$190,551
Net loss	$(85,521)	$(64,474)
The unaudited pro forma information presented does not purport to be indicative of the results that would have been achieved had the acquisition been consummated as of January 1, 2013 nor of the results which may occur in the future. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The unaudited pro forma information does not include any adjustments for any restructuring activities, operating efficiencies or cost savings.
2012 Business Acquisition
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
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the Sonar acquisition had taken place on January 1, 2011, after giving effect to certain adjustments including the amortization of acquired intangible assets and the associated tax effect and the elimination of the Company’s and Sonar’s non-recurring acquisition-related expenses (in thousands):

	For the Years Ended
	December 31,
	2014	2013	2012
	Actual	Actual	Pro Forma
Revenue	$263,568	$185,129	$118,917
Net loss	$(64,899)	$(40,426)	$(31,072)
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

4.	NET LOSS PER SHARE
The following table presents the basic and diluted loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2014	2013	2012
Net loss	$(64,899)	$(40,426)	$(31,390)
Weighted-average shares of common stock outstanding	53,267	51,427	49,929
Net loss per share — basic and diluted	$(1.22)	$(0.79)	$(0.63)

The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share (in thousands):

	December 31,
	2014	2013	2012
Options to purchase common stock and restricted stock units	8,554	7,730	7,331
Convertible notes	4,682	4,682	—
Common stock warrants	4,682	4,682	—
Shares issued for purchase consideration held in escrow	—	—	16
Common stock subject to repurchase right	—	—	10
Other restricted common stock	—	12	31
Total shares excluded from net loss per share	17,918	17,106	7,388
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of December 31, 2014. Since the beneficial impact of the Note Hedges were anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 9 of the Notes to Consolidated Financial Statements.

5. INVESTMENTS
The Company’s investments in available-for-sale marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principle objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
 The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$90,569	$—	$—	$90,569
Corporate bonds	43,031	—	(42)	42,989
Agency bonds	64,210	1	(15)	64,196
U.S. treasury securities	12,000	—	(1)	11,999
	$209,810	$1	$(58)	$209,753

	December 31, 2013
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$65,700	$—	$—	$65,700
Corporate bonds	78,488	121	—	78,609
Agency bonds	121,307	14	(5)	121,316
	$265,495	$135	$(5)	$265,625
As of December 31, 2014, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately eight months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2014. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of December 31, 2014.

Strategic Investments
In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company accounted for this debt security using fair value accounting and the fair value was determined to be $0.5 million as of December 31, 2014.
In September 2014, the Company made a $0.4 million investment in equity securities of a privately-held company. The Company is accounting for this investment using the cost method of accounting. This investment is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of December 31, 2014, the Company determined there was no impairment of this investment.

6.    GOODWILL AND INTANGIBLE ASSETS
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014			December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(4,054)	$25,930	$3,800	$(1,649)	$2,151
Customer relationships	2,400	(1,642)	758	2,400	(1,042)	1,358
Domains/trademarks/tradenames	320	(320)	—	320	(278)	42
Software license rights	1,654	(1,060)	594	1,654	(759)	895
Non-compete agreements	610	(610)	—	610	(424)	186
Total	$34,968	$(7,686)	$27,282	$8,784	$(4,152)	$4,632
In November 2014, the Company recorded additional finite-lived intangible assets totaling $26.2 million, related to developed technology from the acquisition of Evolv (see Note 3).
Total amortization expense from finite-lived intangible assets were $3.5 million, $2.3 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense of $2.7 million, $1.3 million and $1.0 million for the years ended December 31, 2014, 2013 and 2012, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years for finite-lived intangible assets that existed at December 31, 2014 (in thousands):

2015	$10,568
2016	9,282
2017	7,419
2018	10
2019	3
Total	$27,282
Estimated remaining amortization expense of $10.0 million, $9.1 million, $7.4 million, $10,000, and $3,000 will be recorded in cost of revenue for 2015, 2016, 2017, 2018, and 2019, respectively. The remaining estimated amortization expense will be recorded in amortization of acquired intangible assets within operating expenses.

Goodwill
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2014 and 2013 (in thousands):

Goodwill as of December 31, 2012	$8,193
Adjustments	—
Goodwill as of December 31, 2013	$8,193
Goodwill from Evolv acquisition	17,701
Goodwill as of December 31, 2014	$25,894

7.	OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2014	2013
Computer equipment and software	2 – 5 years	$22,352	$15,768
Furniture and fixtures	7 years	2,910	2,265
Leasehold improvements	2 – 6 years	8,453	4,190
Renovation in progress	n/a	703	954
		34,418	23,177
Less: accumulated depreciation and amortization		(12,994)	(8,741)
Total property and equipment, net		$21,424	$14,436
Depreciation expense for the years ended December 31, 2014, 2013 and 2012 was $5.2 million, $3.2 million, $2.5 million, respectively. At December 31, 2014 and 2013, property and equipment includes computer equipment and software under capital leases with a cost basis of $1.8 million and $2.8 million, respectively, and accumulated depreciation of $1.6 million and $2.0 million, respectively. Depreciation of computer equipment and software under capital leases was $0.7 million, $0.9 million, and $1.1 million for the years ended December 31, 2014, 2013 and 2012, respectively.
The balance of accrued expenses is as follows (in thousands):

	December 31,
	2014	2013
Accrued bonuses	$7,811	$6,860
Accrued commissions	10,088	7,246
Other accrued expenses	11,577	8,182
Total accrued expenses	$29,476	$22,288

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2014 and 2013 (in thousands):

	December 31, 2014				December 31, 2013
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$90,569	$90,569	$—	$—	$65,700	$65,700	$—	$—
Corporate bonds	42,989	—	42,989	—	78,609	—	78,609	—
Agency bonds	64,196	—	64,196	—	121,316	—	121,316	—
U.S. treasury securities	11,999	—	11,999	—	—	—	—	—
Strategic investments	500	—	—	500	—	—	—	—
	$210,253	$90,569	$119,184	$500	$265,625	$65,700	$199,925	$—
The Company’s cash equivalents at December 31, 2014 and 2013 consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury Bills. Cash equivalents are classified as Level 1.
As of December 31, 2014, corporate bonds, agency bonds and U.S. treasury securities were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2014, no adjustments were made to such pricing information.
Strategic Investments
The Company’s investments in privately-held companies are shown in the accompanying Consolidated Balance Sheets in Long-term investments and accompanying Consolidated Statements of Cash Flows in Purchases of investments. The investment in debt securities is considered Level 3 in the fair value hierarchy as it has been valued using significant unobservable inputs or data from various valuation approaches and is measured each reporting period at fair value.
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2014 (in thousands):

Balance as of December 31, 2013	$—
Additions	500
Balance as of December 31, 2014	$500
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Consolidated Balance Sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of Company’s convertible notes as of December 31, 2014 was $247.2 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amount of the liability component of the Notes as of December 31, 2014 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(27,906)
Net carrying value	$225,094

The following table presents the interest expense recognized related to the Notes for year ended December 31, 2014 and 2013 (in thousands):

	Year Ended December 31,	Year Ended December 31,
	2014	2013
Contractual interest expense at 1.5% per annum	$3,795	$2,045
Amortization of debt issuance costs	1,145	591
Accretion of debt discount	7,129	3,681
Total	$12,069	$6,317
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
Other Debt Arrangements
The Company has entered into other debt arrangements with finance companies to finance the purchase of property, equipment and software. As of December 31, 2014 and 2013, total amounts outstanding under these arrangements were $0.4 million and $0.9 million, respectively. Principal and interest is generally due monthly, through 2015.
Maturities of outstanding borrowings under the other debt arrangements as of December 31, 2014 were as follows for each year ending December (in thousands):

2015	$351
Total current debt	$351
The weighted-average interest rate on borrowings for the years ended December 31, 2014 and 2013 was 6.9% and 7.0%, respectively.

The estimated fair value of the Company’s debt was $0.4 million and $0.9 million at December 31, 2014 and 2013, respectively. The fair value was estimated based on discounted cash flow analyses using appropriate current discount rates, taking into consideration the particular terms of the borrowing agreements, at the end of the respective periods. The carrying value of the Company’s line of credit was considered to approximate fair market value, as the interest rates of these instruments were based predominantly on variable reference rates. These estimates involve considerable judgment and changes in those assumptions could significantly affect the estimates.
Although the Company has determined the estimated fair value amounts using commonly accepted valuation methodologies, judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates are not necessarily indicative of the amounts the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair values. The fair value estimates are based on information available as of December 31, 2014 and 2013. These amounts have not been revalued since those dates, and current estimates of fair value could differ significantly from the amounts presented.

10.	CAPITALIZATION
As of December 31, 2014, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2014 and 2013.

11.	STOCK-BASED AWARDS
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
At December 31, 2014, no shares are issuable under the 1999 and 2009 Plans.
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
Restricted Stock Units
The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2014, the Company granted 547,426 time based restricted stock units under the 2010 Plan.
Stock Appreciation Rights
The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of December 31, 2014, no stock appreciation rights had been granted under the 2010 Plan.
Performance Units/Performance Shares
The Company may also grant performance units and performance shares under the 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals for a predetermined period, established by the Board of Directors, are achieved or the awards otherwise vest. The fair value of each performance unit and performance share awarded is equal to the grant date fair market value of the Company’s common stock when the performance goals are defined solely by reference to the Company’s own operations. The fair value of each performance unit and performance award that contain performance goals tied to performance of the Company’s common stock is estimated using a Monte-Carlo simulation. The payment of performance units and performance shares may be in the form of cash, shares, or a combination thereof, as determined by the Board of Directors.
Under the 2010 Plan, 2,184,168 shares remained available for issuance, at December 31, 2014.

Stock Options
The Company has granted stock options which vest upon meeting service conditions. The following table summarizes the stock option activity which contain only service conditions, under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2013	7,127	$23.07	8.1	$215,549
Granted	2,209	44.16
Exercised	(1,141)	10.63
Forfeited	(449)	38.23
Outstanding, December 31, 2014	7,746	30.04	7.8	77,498
Exercisable at December 31, 2014	3,855	19.38	6.8	67,749
Vested and expected to vest at December 31, 2014	7,602	$29.84	7.8	$77,208
The following table summarizes information about stock options, which contain only service conditions, under the Company’s equity incentive plans at December 31, 2014 (in thousands except term information):

	Options Outstanding at December 31, 2014		Options Exercisable at December 31, 2014
	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices
$0.34 to $1.65	424	4.6	424	4.6
$5.93 to $8.88	953	5.9	951	5.9
$12.54 to $15.41	497	6.7	374	6.7
$16.24 to $18.82	596	7.0	499	7.0
$20.85 to $23.94	855	7.4	595	7.4
$27.55 to $31.44	411	8.3	231	7.8
$32.92 to $36.15	658	8.5	216	8.2
$38.03 to $45.76	1,526	9.0	315	8.5
$46.20 to $56.05	1,826	9.1	250	8.7
	7,746	7.8	3,855	6.8
The total intrinsic value of options exercised during the years ended December 31, 2014, 2013 and 2012 was $42.9 million, $57.7 million, and $23.9 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 was $27.6 million, $15.3 million, and $7.5 million, respectively. The Company recognized compensation expense related to stock options of $28.8 million, $17.2 million, and $10.3 million for the years ended December 31, 2014, 2013, and 2012, respectively.
Unrecognized compensation expense relating to stock options was $69.1 million at December 31, 2014 which is expected to be recognized over a weighted-average period of 2.8 years.
The aggregate grant date fair value of stock options granted for the years ended December 31, 2014, 2013 and 2012 was $48.0 million, $51.5 million, and $28.4 million, respectively.

Restricted Stock Awards
In connection with the acquisition of Sonar, the Company issued 31,164 restricted shares of its common stock, valued at approximately $0.7 million, to certain Sonar shareholders who also became employees of the company post-acquisition. The vesting of the restricted shares is subject to continued employment, and the fair value of the restricted shares is recognized as a post-acquisition compensation expense over the 2 year vesting period (see Note 3). As of December 31, 2014, all 31,164 shares were vested.
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2014 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares subject to restricted stock units outstanding at December 31, 2013	382	$27.81
Granted	548	37.05
Forfeited	(17)	36.47
Vested	(202)	20.05
Nonvested shares subject to restricted stock units outstanding at December 31, 2014	711	$36.91
The Company recognized compensation expense related to restricted stock units of $5.7 million, $3.4 million and $1.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. Unrecognized compensation expense related to nonvested restricted stock units was $22.0 million at December 31, 2014, which is expected to be recognized as expense over the weighted-average period of 3.3 years.
Performance Based Restricted Stock Units
In March 2014, the Company granted performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these awards is based upon (a) the Company meeting certain revenue targets by December 31, 2014, and (b) the recipient continuing to provide service through each measurement date, as defined in the agreement applicable to the award. The awards generally vest over a three year period and have a term of 10 years. The Company estimated the grant date fair value for each target level at the grant date and is recognizing stock-based compensation over the vesting period using a graded vesting model based upon the revenue target that is probable of being achieved. The maximum number of shares of the Company’s common stock issuable upon vesting of these restricted stock units should the maximum target level become probable is 69,000. In September 2014, based on current and forecasted sales and service delivery levels, the Company determined that the revenue target would not be met. As such, the Company recorded a reversal of $0.7 million of previously recorded compensation expense during the year ended December 31, 2014.
In July 2014, the Company granted additional performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, and (b) the recipient continuing to provide service through the end of the three year term of the award. Achievement of the maximum performance level would result in the issuance of 60,900 shares. The Company has used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which will be recognized ratably over the three year term of the award.
The Company recognized compensation expense related to performance based awards of $0.7 million, $0.3 million and $0.4 million for the years ended December 31, 2014, 2013 and 2012. Unrecognized compensation expense related to nonvested performance based options and restricted stock units was $1.5 million at December 31, 2014, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 2.5 years.

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and performance-based restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the years ended December 31, 2014, 2013, and 2012 (in thousands):

	Years Ended December 31,
	2014	2013	2012
Cost of revenue	$2,669	$2,207	$1,660
Sales and marketing	18,364	9,866	3,982
Research and development	3,551	2,052	949
General and administrative	9,096	6,715	5,616
Total	$33,680	$20,840	$12,207
In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

12.	INCOME TAXES
The components of the Company’s loss before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
United States	$(59,249)	$(36,821)	$(20,173)
Foreign	(4,795)	(3,733)	(12,006)
Loss before provision for income taxes	$(64,044)	$(40,554)	$(32,179)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Current income tax provision:
Federal	$—	$—	$—
State	40	117	—
Foreign	822	620	176
Total current income tax provision	862	737	176
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(7)	(865)	(965)
Total deferred income tax benefit	(7)	(865)	(965)
Total income tax provision (benefit)	$855	$(128)	$(789)
On a consolidated basis, the Company has incurred operating losses and has recorded a full valuation allowance against its United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred tax assets for all periods to date and, accordingly, has not recorded a provision (benefit) for income taxes for any of the periods presented other than a provision (benefit) for certain foreign income taxes. Certain foreign subsidiaries and branches of the Company provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions. The foreign deferred tax benefit for the years ended December 31, 2013 and 2012 is primarily the result of the amortization of net deferred tax liabilities and changes in other deferred taxes recorded in connection with the 2012 acquisition of Sonar (See Note 3).

The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
U.S. Federal tax benefit at statutory rates	$(21,795)	$(13,784)	$(10,941)
State income taxes, net of federal tax benefit	(2,013)	(415)	(60)
Foreign rate differential	734	1,354	1,008
Stock based compensation	4,121	2,039	1,360
Other permanent differences	941	410	654
Other	(82)	76	(194)
Valuation allowance	18,949	10,192	7,384
Total income tax (benefit) provision	$855	$(128)	$(789)
Major components of the Company’s deferred tax assets (liabilities) at December 31, 2014 and 2013 are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Accrued expenses	$1,795	$2,029
Long-lived intangible assets and fixed assets — basis difference	585	5,710
Net operating loss carryforwards	63,438	33,823
Stock-based compensation	8,630	4,818
Deferred revenue	1,532	1,905
Convertible note hedge	13,913	16,705
Other	715	452
Total deferred tax assets	90,608	65,442
Valuation allowance	(73,906)	(48,558)
Deferred tax assets, net of valuation allowance	16,702	16,884
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(5,940)	(3,613)
Convertible note discount	(10,511)	(13,028)
Other	(121)	(120)
Total deferred tax liabilities	(16,572)	(16,761)
Net deferred tax assets (liabilities)	$130	$123
At December 31, 2014, the Company had federal, state and foreign net operating losses of approximately $244.4 million, $221.6 million and $24.1 million, respectively. The federal net operating loss carryforward will begin expiring in 2019, the state net operating loss carryforward began expiring in 2014, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation. The Company acquired federal and state R&D credits as a result of the Evolv acquisition in the amounts of $0.4 million and $0.5 million, respectively. The federal R&D credit will begin the expire in 2030; the state credit has indefinite carryforward.

The Company has recorded a full valuation allowance against its otherwise recognizable United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred income tax assets as of December 31, 2014. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $25.3 million, $14.5 million and $7.4 million for the years ended December 31, 2014, 2013 and 2012, respectively, was primarily due to additional net operating losses generated by the Company, net operating losses from the acquisition of Evolv and basis differences in long-lived assets.
The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $33.9 million at December 31, 2014; the corresponding gross amount is $91.9 million. When realized, excess windfall tax benefits are credited to additional paid-in capital. The Company follows the with-and-without allocation approach to determine when such net operating loss carryforwards have been realized.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $2.1 million and $0.9 million at December 31, 2014 and December 31, 2013, respectively. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $177,000 and $125,000 at December 31, 2014 and 2013, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2014, 2013, and 2012 is as follows (in thousands):

	Years Ended December 31,
	2014	2013	2012
Balance at January 1	$276	$276	$276
Additions for tax positions related to the current year	—	—	—
Balance at December 31	$276	$276	$276
The provision for uncertain tax positions relate to business in territories outside of the United States.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. An insignificant amount of interest and penalties on unrecognized tax benefits were accrued during the 2014 tax year. The amount of accrued interest and penalties on unrecognized tax benefits was insignificant, as of December 31, 2014 and 2013. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. The recognition of previously unrecognized tax benefits on uncertain positions would result in a $0.4 million tax benefit. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2011 through 2014 tax years. State income tax returns are subject to examination for the 2010 through 2014 tax years. Foreign income tax returns are subject to examination for the 2007 through 2014 tax years.

13.	GEOGRAPHIC INFORMATION
Revenue by geographic region, as determined based on the location of the Company’s clients is set forth below (in thousands):

	Years Ended December 31,
	2014	2013	2012
Revenue
United States	$180,834	$128,983	$81,837
United Kingdom	28,938	19,448	12,930
All other countries	53,796	36,698	23,147
Total revenue	$263,568	$185,129	$117,914

Property and equipment by region is set forth below (in thousands):

	December 31,
	2014	2013
Property and equipment, net
United States	$16,990	$10,455
United Kingdom	2,802	3,185
All other countries	1,632	796
Total property and equipment, net	$21,424	$14,436

14.	401(K) SAVINGS PLAN
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
The Company incurred approximately $1.3 million, $0.8 million and $0.3 million of matching contribution expenses related to the Plan during the years ended December 31, 2014, 2013 and 2012, respectively.

15.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2019. Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $5.7 million, $4.1 million, $3.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company finances the purchase of equipment under capital lease arrangements and other debt arrangements (See Note 9).
Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2014 are as follows (in thousands):

	Operating Leases	Capital Leases
2015	$5,852	$239
2016	7,233	—
2017	7,046	—
2018	7,215	—
2019	581	—
Total minimum lease payments	$27,927	239
Less: Amounts representing interest		(3)
Present value of capital lease obligations		236
Less: Current portion		(236)
Long-term portion of capital lease obligations		$—
Letters of Credit
During 2013, the Company amended a standby letter of credit in association with its building lease and signed a standby letter of credit for a contractual arrangement in Israel. In addition, the Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2014 was $1.5 million.
Other Commitments
In July 2012, the Company entered into a cloud subscription agreement with a provider of enterprise cloud computing and social enterprise solutions. The Company is obligated to pay remaining fees under this agreement of $1.0 million in 2015.
In November 2014, the Company assumed a hosting service agreement as part of the Evolv acquisition. The Company is obligated to pay remaining fees under this agreement of $0.8 million in 2015 and $0.7 million in 2016.
As of December 31, 2014, the Company had agreements with various third party service providers whereby the Company has committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for clients of the Company’s Enterprise and Mid-Market solution. In aggregate, these estimated commitments total approximately $18.4 million in 2015, $7.2 million in 2016, $5.9 million in 2017 and $5.6 million in each of 2018 and 2019.
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
Litigation
During 2012, the Company received an unfavorable ruling in arbitration related to an employment matter. Based on this ruling, the Company estimated the probable loss for this matter, including both the award and estimated plaintiff attorneys’ fees, to be approximately $2.6 million and accrued this amount within other current liabilities. In August 2014, the matter was settled, and no further obligation has resulted from the final settlement of $2.6 million.
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
In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the current year, the Company has provided at no charge certain resources to the Foundation, with approximate value of $2.2 million.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During May 2012, an executive officer of a travel and expense management software company joined the Company's Board of Directors. For the years ended December 31, 2014, 2013 and 2012, the Company recorded $0.8 million, $0.5 million and $0.3 million, respectively, in expenses related to the use of the accounting and travel and expense software from companies whose executive officers served on the Company’s Board of Directors during those years.

17.	SUBSEQUENT EVENTS
During January and February 2015, the Compensation Committee of the Company’s Board of Directors granted stock options to purchase 14,110 shares of common stock at a weighted-average exercise price of $34.28 per share. The stock options vest over four years. During January and February 2015, the Board of Directors granted restricted stock units for 147,180 shares of common stock which vest annually over four years.
During January and February 2015, the Company entered into operating leases with commitments of approximately $0.5 million in 2015, $0.3 million in 2016 and $0.1 million in 2017.
The Compensation Committee of the Company’s Board of Directors also granted additional performance-based restricted stock units during December 2014, in which the terms were finalized in February 2015. Achievement of the probable target level would result in the issuance of 535,000 shares of the Company’s common stock upon the vesting of the restricted stock units and achievement of the maximum target would result in the issuance of 1,070,000 shares of the Company’s common stock upon the vesting of the restricted stock units. The performance-based restricted stock units will be fully vested after three years.

18.	SELECTED QUARTERLY DATA (UNAUDITED)
The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2014 and 2013 have been prepared on a basis consistent with the Company’s audited annual financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements.

	Quarter Ended
	(in thousands, except per share data)
	Mar. 31, 2013	June 30, 2013	Sept. 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Revenue	$37,657	$44,346	$48,270	$54,856	$57,409	$61,468	$68,318	$76,373
Cost of revenue	11,252	13,164	13,644	15,488	17,404	17,409	19,374	23,497
Gross profit	26,405	31,182	34,626	39,368	40,005	44,059	48,944	52,876
Operating expenses:
Sales and marketing	23,010	26,274	28,601	31,852	35,139	39,608	41,512	46,293
Research and development	4,419	5,232	5,716	5,893	6,883	6,900	7,552	9,283
General and administrative	8,566	7,530	8,261	9,215	10,454	10,455	9,576	11,317
Amortization of certain acquired intangible assets	251	251	251	251	251	213	211	153
Total operating expenses	36,246	39,287	42,829	47,211	52,727	57,176	58,851	67,046
Loss from operations	(9,841)	(8,105)	(8,203)	(7,843)	(12,722)	(13,117)	(9,907)	(14,170)
Other income (expense):
Interest income (expense) and other income (expense), net	(92)	(714)	(2,747)	(3,009)	(2,915)	(3,315)	(4,226)	(3,672)
Loss before income tax (provision) benefit	(9,933)	(8,819)	(10,950)	(10,852)	(15,637)	(16,432)	(14,133)	(17,842)
Income tax (provision) benefit	(1)	136	(104)	97	(153)	(200)	(178)	(324)
Net loss	$(9,934)	$(8,683)	$(11,054)	$(10,755)	$(15,790)	$(16,632)	$(14,311)	$(18,166)
Net loss per share, basic and diluted	$(0.20)	$(0.17)	$(0.21)	$(0.21)	$(0.30)	$(0.31)	$(0.27)	$(0.34)
Weighted average common shares outstanding, basic and diluted	50,798	51,153	51,544	52,185	52,726	53,197	53,423	53,660

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
As noted in Note 3 to our Consolidated Financial Statements, we acquired Evolv Inc. on November 3, 2014. During the year ended December 31, 2014, we are in the process of incorporating our internal control over financial reporting into Evolv Inc.

Item 9B.	Other Information
Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2014 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2015.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2015
Adam L. Miller

/s/ Perry A. Wallack	Chief Financial Officer (principal financial and accounting officer)	February 27, 2015
Perry A. Wallack

/s/ R. C. Mark Baker	Director	February 27, 2015
R. C. Mark Baker

/s/ Harold W. Burlingame	Director	February 27, 2015
Harold W. Burlingame

/s/ James McGeever	Director	February 27, 2015
James McGeever

/s/ Joseph Payne	Director	February 27, 2015
Joseph Payne

/s/ Kristina Salen	Director	February 27, 2015
Kristina Salen

Exhibits and Financial Statements
Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Share Purchase Agreement, dated as of April 5, 2012, by and among the Registrant, Dolphin Acquisition Limited, Sonar Limited, the Company Stockholders (as defined therein), and, with respect to Article III only, the Stockholder Representative (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-Q	001-35098	2.1	May 15, 2012
2.2
Agreement and Plan of Merger, dated as of October 7, 2014, by and among the Registrant, Evolv Inc., Data Acquisition Sub, Inc. and, with respect to Article VII, Article VIII, Article IX and Article X thereof only, the Escrow Representative (as defined therein) and U.S. National Bank Association as Escrow Agent (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended and currently in effect.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements, as currently in effect.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Perry Wallack, dated as of November 8, 2010.	S-1/A	333-169621	10.7	November 9, 2010
10.8*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.10A*	2011 Sales Commission Plan between the Registrant and David J. Carter.	S-1/A	333-169621	10.9C	February 11, 2011
10.10B*	2012 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	November 14, 2012
10.10C*	2013 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	August 7, 2013
10.10D*	2014 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	August 7, 2014
10.11*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.11A*	2011 Sales Commission Plan between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10C	February 11, 2011
10.11B*	2012 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.1	November 14, 2012
10.11C*	2013 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.3	August 7, 2013
10.11D*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	August 7, 2014
10.12*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers	10-Q	001-35098	10.4	August 7, 2013
10.13*	Description of 2014 Executive Bonus Plan	8-K	001-35098	n/a	April 8, 2014
10.14	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.15	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.16	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011	10-K	001-35098	10.16	March 6, 2012
10.17	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012	10-Q	001-35096	10.1	May 9, 2013
10.18	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013	10-Q	001-35096	10.2	May 9, 2013
21.1	List of subsidiaries of the Registrant

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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