Form 10-Q
period 2015-03-31
Cornerstone OnDemand Inc
filed 2015-05-08
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 1, 2015
Common Stock	53,938,492

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$86,648	$166,557
Short-term investments	133,449	116,106
Accounts receivable, net	61,392	84,499
Deferred commissions	24,758	26,236
Prepaid expenses and other current assets	15,785	13,007
Total current assets	322,032	406,405
Capitalized software development costs, net	17,245	15,719
Property and equipment, net	23,101	21,424
Long-term investments	53,590	3,938
Intangible assets, net	24,639	27,282
Goodwill	25,894	25,894
Other assets, net	5,124	4,993
Total Assets	$471,625	$505,655
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$12,660	$16,737
Accrued expenses	22,156	29,476
Deferred revenue, current portion	168,352	180,598
Capital lease obligations, current portion	141	236
Debt, current portion	228	351
Other liabilities	2,594	3,052
Total current liabilities	206,131	230,450
Convertible notes, net	226,932	225,094
Other liabilities, non-current	3,588	3,871
Deferred revenue, net of current portion	12,504	10,738
Total liabilities	449,155	470,153
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 53,918 and 53,826 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	346,553	336,692
Accumulated deficit	(324,628)	(301,366)
Accumulated other comprehensive income	540	171
Total stockholders’ equity	22,470	35,502
Total Liabilities and Stockholders’ Equity	$471,625	$505,655

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenue	$73,955	$57,409
Cost of revenue	24,662	17,404
Gross profit	49,293	40,005
Operating expenses:
Sales and marketing	45,958	35,139
Research and development	9,767	6,883
General and administrative	11,091	10,454
Amortization of certain acquired intangible assets	150	251
Total operating expenses	66,966	52,727
Loss from operations	(17,673)	(12,722)
Other income (expense):
Interest income	170	223
Interest expense	(3,091)	(3,010)
Other, net	(2,390)	(128)
Other income (expense), net	(5,311)	(2,915)
Loss before income tax provision	(22,984)	(15,637)
Income tax provision	(278)	(153)
Net loss	$(23,262)	$(15,790)
Net loss per share, basic and diluted	$(0.43)	$(0.30)
Weighted average common shares outstanding, basic and diluted	53,876	52,726

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(23,262)	$(15,790)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	301	(65)
Net change in unrealized gains (losses) on investments	68	(44)
Other comprehensive income (loss), net of tax	369	(109)
Total comprehensive loss	$(22,893)	$(15,899)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(23,262)	$(15,790)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	6,228	3,072
Accretion of debt discount and amortization of debt issuance costs	2,133	2,031
Purchased investment premium, net of amortization	(65)	926
Unrealized foreign exchange loss (gain)	1,887	(129)
Stock-based compensation expense	8,717	7,892
Changes in operating assets and liabilities:
Accounts receivable	21,356	14,897
Deferred commissions	974	741
Prepaid expenses and other assets	(3,515)	2,504
Accounts payable	(2,362)	1,088
Accrued expenses	(6,954)	(5,401)
Deferred revenue	(7,104)	(8,080)
Other liabilities	(683)	(2,872)
Net cash (used in) provided by operating activities	(2,650)	879
Cash flows from investing activities:
Purchases of investments	(81,497)	(17,504)
Maturities of investments	14,497	16,012
Purchases of property and equipment	(5,064)	(3,196)
Capitalized software costs	(3,471)	(2,349)
Net cash used in investing activities	(75,535)	(7,037)
Cash flows from financing activities:
Repayment of debt	(124)	(139)
Principal payments under capital lease obligations	(95)	(318)
Proceeds from employee stock plans	1,383	5,609
Net cash provided by financing activities	1,164	5,152
Effect of exchange rate changes on cash and cash equivalents	(2,888)	108
Net decrease in cash and cash equivalents	(79,909)	(898)
Cash and cash equivalents at beginning of period	166,557	109,583
Cash and cash equivalents at end of period	$86,648	$108,685
Supplemental cash flow information:
Cash paid for interest	$8	$30
Cash paid for income taxes	$133	$151
Proceeds from employee stock plans received in advance of stock issuance	752	—
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$1,076	$2,253
Capitalized stock-based compensation	$513	$303

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the interim periods presented. Results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies are described in “Note 1. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Subsequent to the filing of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, an accounting policy was added related to stock-based compensation for the Company’s 2010 Employee Stock Purchase Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model and this value is recognized on a straight-line basis over the offering period.
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

In February 2015, the FASB issued new a new accounting standards update amending the consolidation guidance for Variable Interest Entities, which could change consolidation conclusions. The new standard is effective for reporting periods beginning after December 15, 2015. The Company early adopted the new guidance in the three months ended March 31, 2015. The adoption of this guidance did not have a significant impact on the Company’s disclosures and the results of operations or financial position.
2. BUSINESS ACQUISITION
On November 3, 2014, the Company completed its acquisition of Evolv Inc., (“Evolv”), a San Francisco based SaaS company. Evolv’s platform has been developed with big data architecture and machine learning algorithms to perform predictive and prescriptive analytics and has broad data capturing capabilities that are used to help companies solve workforce management challenges. The acquisition was completed pursuant to a merger whereby Evolv became a wholly owned subsidiary of the Company.
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the Evolv acquisition had taken place on January 1, 2013, after giving effect to certain adjustments including the amortization of acquired intangible assets and the elimination of the Company’s and Evolv’s non-recurring acquisition-related expenses (in thousands):

	Three Months Ended
	March 31,
	2015	2014
	Actual	Pro Forma
Revenue	$73,955	$59,289
Net loss	$(23,262)	$(21,700)
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
3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(23,262)	$(15,790)
Weighted-average shares of common stock outstanding	53,876	52,726
Net loss per share – basic and diluted	$(0.43)	$(0.30)
At March 31, 2015 and 2014, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	March 31,
	2015	2014
Options to purchase common stock and restricted stock units	9,553	7,518
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Other restricted common stock	—	12
Total shares excluded from net loss per share	18,917	16,894

Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of March 31, 2015. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including cash equivalents, as of March 31, 2015 (in thousands):

	March 31, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$23,220	$—	$—	$23,220
Corporate bonds	52,624	1	(28)	52,597
Agency bonds	121,544	37	(3)	121,578
U.S. treasury securities	12,000	4	—	12,004
	$209,388	$42	$(31)	$209,399
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$90,569	$—	$—	$90,569
Corporate bonds	43,031	—	(42)	42,989
Agency bonds	64,210	1	(15)	64,196
U.S. treasury securities	12,000	—	(1)	11,999
	$209,810	$1	$(58)	$209,753
As of March 31, 2015, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately eight months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of March 31, 2015 and December 31, 2014. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of March 31, 2015 and December 31, 2014.
Strategic Investments
In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company accounted for this debt security using fair value accounting and the fair value was determined to be $0.5 million as of March 31, 2015.
In September 2014, the Company made a $0.4 million investment in equity securities of a privately-held company. The Company accounted for this investment using the cost method of accounting. This investment is subject to a periodic impairment review and is considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of March 31, 2015, the Company determined there was no impairment of this investment.

5. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(6,473)	$23,511	$29,984	$(4,054)	$25,930
Customer relationships	2,400	(1,792)	608	2,400	(1,642)	758
Domains/trademarks/tradenames	320	(320)	—	320	(320)	—
Software license rights	1,654	(1,134)	520	1,654	(1,060)	594
Non-compete agreements	610	(610)	—	610	(610)	—
Total	$34,968	$(10,329)	$24,639	$34,968	$(7,686)	$27,282
Total amortization expense from finite-lived intangible assets was $2.6 million for the three months ended March 31, 2015 and $0.6 million for the three months ended March 31, 2014. Amortization expense of $2.5 million for the three months ended March 31, 2015 and $0.3 million for the three months ended March 31, 2014 related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2015 (in thousands):

2015	$7,926
2016	9,282
2017	7,431
Total	$24,639

Estimated remaining amortization expense of $7.5 million, $9.1 million and $7.4 million is expected to be recorded in cost of revenue for 2015, 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended March 31, 2015, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three months ended March 31, 2015 and the year ended December 31, 2014.
6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$23,220	$23,220	$—	$—	$90,569	$90,569	$—	$—
Corporate bonds	52,597	—	52,597	—	42,989	—	42,989	—
Agency bonds	121,578	—	121,578	—	64,196	—	64,196	—
U.S. treasury securities	12,004	—	12,004	—	11,999	—	11,999	—
Strategic investments	500	—	—	500	500	—	—	500
	$209,899	$23,220	$186,179	$500	$210,253	$90,569	$119,184	$500
At March 31, 2015 and December 31, 2014, cash equivalents of $23.2 million and $90.6 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of March 31, 2015, corporate bonds, agency bonds and U.S. treasury securities were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of March 31, 2015, no adjustments were made to such pricing information.
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
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2015 (in thousands):

Balance as of December 31, 2014	$500
Change in value	—
Balance as of March 31, 2015	$500
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of March 31, 2015 was $246.7 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The Notes are convertible at an initial conversion rate of 18.5046 shares of the Company’s common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $54.04 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock and a liquidation of the Company. Upon conversion, the Company will deliver cash for the principal amount, and the Company has the right to settle any amounts in excess of the principal in cash or shares.

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
The net carrying amount of the liability component of the Notes as of March 31, 2015 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(26,068)
Net carrying value	$226,932
The following table presents the interest expense recognized related to the Notes for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Contractual interest expense at 1.5% per annum	$949	$949
Amortization of debt issuance costs	295	281
Accretion of debt discount	1,838	1,749
Total	$3,082	$2,979

The net proceeds from the Notes were approximately $246.0 million after payment of the initial purchasers’ offering expenses. The Company used approximately $49.5 million of the net proceeds of the Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company’s sale of the Warrants also described below.
Note Hedges
Concurrent with the issuance of the Notes, the Company entered into note hedges (the “Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $49.5 million for the Note Hedges. The Note Hedges cover approximately 4.7 million shares of the Company’s common stock at a strike price of $54.04 per share, and are exercisable by the Company upon conversion of the Notes. The Note Hedges will expire upon the maturity of the Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the Notes in the event that the fair value per share of the Company’s common stock at the time of exercise is greater than the conversion price of the Notes.
Warrants
Separately and concurrently with the entry by the Company into the Note Hedges, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire up to 4.7 million shares of the Company’s common stock at a strike price of $80.06 per share (“Warrants”), subject to anti-dilution adjustments. The Company received proceeds of $23.2 million from the sale of the Warrants. The Warrants expire at various dates during 2018 and 2019. If the fair value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will reduce diluted earnings per share to the extent that the calculation does not have an anti-dilutive effect.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges and the Warrants are not remeasured through earnings each reporting period.
Other Debt Arrangements

The Company entered into other debt arrangements with finance companies to finance the purchase of property, equipment and software. The total amounts outstanding under these arrangements were $0.2 million and $0.4 million as of March 31, 2015 and December 31, 2014, respectively.
8. STOCK-BASED AWARDS
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2015 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	7,746	$30.04	7.8	$77,498
Granted	18	33.72
Exercised	(79)	7.99
Forfeited	(114)	42.02
Outstanding, March 31, 2015	7,571	$30.10	7.6	$51,692

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2015	4,138	$21.14	6.7	$48,028
Vested and expected to vest at March 31, 2015	7,445	29.92	7.6	51,602
Unrecognized compensation expense relating to stock options was $60.7 million at March 31, 2015, which is expected to be recognized over a weighted-average period of 2.6 years.

The aggregate grant date fair value of stock options granted during the three months ended March 31, 2015 was $0.3 million.

Restricted Stock Units
The Company granted restricted stock units covering 186,920 shares of its common stock during the three months ended March 31, 2015. At March 31, 2015, there were 845,705 shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $24.4 million at March 31, 2015, which is expected to be recognized as expense over the weighted-average period of 3.2 years.
Performance Based Restricted Stock Units
In July 2014, the Company granted performance-based restricted stock units to an executive of the Company. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, and (b) the recipient continuing to provide services to the Company through the end of the three year term of the award. Achievement of the maximum performance level would result in the issuance of 60,900 shares. The Company used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which will be recognized ratably over the three year term of the award.
In December 2014, the Compensation Committee of the Company’s Board of Directors approved the issuance of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of thes performance-based restricted stock awards is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, (b) the achievement of the Company’s revenue guidance for each of fiscal year 2015 and 2016 and (c) the recipient continuing to provide services to the Company through the end of the three year term of the award. The Company finalizes its revenue guidance in February of each year, thus establishing, a grant date for the portion of the award related to that year’s revenue guidance. Each tranche is treated as a separate grant and recognized from the date the revenue guidance is determined over the remaining portion of the original three year term of the award. Achievement of the maximum performance level would result in the issuance of an aggregate of 1,070,000 shares.
The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. The grant date fair value of the first half of the award was $9.9 million. The expense recognized will depend on the Company’s performance in relation to the revenue guidance and the probable amount of shares that will ultimately vest, which will be evaluated each reporting period.
The Company recognized compensation expense related to these performance-based awards of $0.2 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $6.1 million at March 31, 2015, based on the probable performance target level at that date, which is expected to be recognized as expense over the weighted-average period of 2.7 years.
Employee Stock Purchase Plan
Under the 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted options to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The right to purchase shares are granted twice yearly for six month offering periods in June and December and exercisable on or about the succeeding December and June, respectively, on each year. We commenced our first offering period in December 2014 and the first purchase period will be in June 2015.

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, employee stock purchase plan and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of revenue	$818	$743
Sales and marketing expense	4,697	3,567
Research and development expense	1,168	774
General and administrative expense	2,034	2,808
Total	$8,717	$7,892

9. INCOME TAXES
The Company’s income tax provision was approximately $0.3 million with an effective income tax rate of 1.2% for the three months ended March 31, 2015. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
As a result of historical losses in the United States, United Kingdom, New Zealand, Hong Kong and Brazil, the Company recorded valuation allowances on the net deferred tax assets of the Company’s United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred tax assets and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for years after 2010 and 2009 for its U.S. federal income tax returns and state income tax returns, respectively. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Company does not reasonably expect significant changes to its uncertain tax positions within the next twelve months.
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
Lease Commitments
During the three months ended March 31, 2015, the Company entered into various operating lease agreements with obligations of approximately $0.3 million for 2015 and $0.2 million for 2016.

Litigation
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. The Company has determined that it does not have a potential liability related to any legal proceedings or claims that would individually or in the aggregate materially adversely affect its financial condition or operating results.
11. RELATED PARTY TRANSACTIONS
In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended March 31, 2015 and 2014, the Company provided at no charge certain resources to the Foundation, with approximate value of $0.6 million and $0.5 million, respectively.
12. SUBSEQUENT EVENTS
During April and May 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted restricted stock units covering an aggregate of 266,150 shares of the Company’s common stock which generally vest annually over four years.

In May 2015, the Company made a $0.5 million investment in equity securities of a privately-held company.

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
We currently have over 2,200 clients who use our Enterprise and Mid-Market solution to empower approximately 19.1 million users across 191 countries in 42 different languages. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007, to 1,631 at December 31, 2013, to 2,153 at December 31, 2014, and to 2,237 at March 31, 2015.

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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $74.0 million for the three months ended March 31, 2015 from $57.4 million for the three months ended March 31, 2014.
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

•
Number of users. Since our clients generally pay fees based on the number of users of our solutions within their organizations, we believe the total number of users is an indicator of the growth of our business. Our user count includes users for our Enterprise and Mid-Market solution and excludes users of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions.

Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our solutions are designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue primarily from the following sources:

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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds and U.S. treasury securities in the three months ended March 31, 2015.

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

Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2015.
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, we added a policy related to stock-based compensation for our 2010 Employee Stock Purchase Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model and this is recognized on a straight-line basis over the offering period. As of March 31, 2015, there have been no additional material changes to our critical accounting policies since December 31, 2014.
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

	Three Months Ended March 31,
	2015	2014
Revenue	$73,955	$57,409
Cost of revenue	24,662	17,404
Gross profit	49,293	40,005
Operating expenses:
Sales and marketing	45,958	35,139
Research and development	9,767	6,883
General and administrative	11,091	10,454
Amortization of certain acquired intangibles	150	251
Total operating expenses	66,966	52,727
Loss from operations	(17,673)	(12,722)
Other income (expense):
Interest income	170	223
Interest expense	(3,091)	(3,010)
Other, net	(2,390)	(128)
Loss before income tax provision	(22,984)	(15,637)
Income tax provision	(278)	(153)
Net loss	$(23,262)	$(15,790)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended March 31,
	2015	2014
Revenue (in thousands)	$73,955	$57,409
Bookings (in thousands)	$63,475	$49,659
Number of clients	2,237	1,703
Number of users (in millions)	19.1	14.5

Revenue increased $16.5 million, or 29%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was primarily the result of an increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2015.
The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2015	2014
Revenue for United States	$50,947	$39,585
Percentage of total revenue for United States	69%	69%
Revenue for all other countries	$23,008	$17,824
Percentage of total revenue for all other countries	31%	31%
	$73,955	$57,409
Bookings increased $13.8 million, or 28% for the three months ended March 31, 2015 as compared to the same period in 2014, reflecting an increase in both revenue and deferred revenue compared to the same periods in 2014. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
As discussed above under the heading “Metrics,” bookings is a non-GAAP financial measure defined as the sum of revenue and the change in the deferred revenue balance for the period. Management uses bookings in analyzing its financial results and believes this metric is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate bookings differently or not at all, which may reduce its usefulness as a comparative measure.
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended March 31, 2015
Revenue		$73,955
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at March 31, 2015	180,856
Change in deferred revenue		(10,480)
Bookings		$63,475
	Deferred Revenue Balance	Three Months Ended March 31, 2014
Revenue		$57,409
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at March 31, 2014	131,072
Change in deferred revenue		(7,750)
Bookings		$49,659
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
Our number of clients grew 31% at March 31, 2015 compared to March 31, 2014. Our number of users increased 32% at March 31, 2015 compared to March 31, 2014.

Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Cost of revenue	$24,662	$17,404
Gross profit	$49,293	$40,005
Gross margin	67%	70%
Cost of revenue increased $7.3 million, or 42%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase in cost of revenue related to $2.8 million in increased amortization of capitalized software mainly due to the additional amortization of software obtained through the acquisition of Evolv, $2.5 million in increased costs related to outsourced consulting services, $0.8 million in increased employee-related costs due to higher headcount and a $0.7 million increase in allocated overhead costs. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
The following table presents our estimate of remaining amortization expense for each of the five succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2015 (in thousands):

2015	$7,926
2016	9,282
2017	7,431
Total	$24,639
Estimated remaining amortization expense of $7.5 million, $9.1 million and $7.4 million will be recorded in cost of revenue for 2015, 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Sales and Marketing

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Sales and marketing	$45,958	$35,139
Percent of revenue	62%	61%
Sales and marketing expenses increased $10.8 million, or 31%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at March 31, 2015 increased compared to March 31, 2014, contributing to an increase in employee-related costs of $7.9 million. In addition, we incurred increased costs associated with outsourced marketing programs of $1.3 million, increased costs for overhead costs, such as rent, IT costs, and depreciation and amortization of $1.0 million and travel costs associated with our sales and marketing teams of $0.7 million.
Research and Development

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Research and development	$9,767	$6,883
Percent of revenue	13%	12%

Research and development expenses increased by $2.9 million, or 42%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was principally due to an increase in research and development headcount at March 31, 2015 compared to March 31, 2014 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $2.4 million. The remaining increase relates to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $3.5 million and $2.4 million of software development costs and amortized $2.0 million and $1.3 million in the three months ended March 31, 2015 and 2014, respectively.
General and Administrative

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
General and administrative	$11,091	$10,454
Percent of revenue	15%	18%
General and administrative expenses increased by $0.6 million, or 6%, for the three months ended March 31, 2015 as compared to the same period in 2014. The increase was driven by higher costs to support our growing business, which mainly consists of increases in general and administrative headcount. General and administrative expenses are expected to increase with the growth of our company.
Amortization of certain acquired intangible assets

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Amortization of certain acquired intangible assets	$150	$251
Amortization of certain acquired intangible assets remained consistent for the three months ended March 31, 2015, as compared to the same period in 2014.
Other Income (Expense)

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Interest income	$170	$223
Interest expense	(3,091)	(3,010)
Other, net	(2,390)	(128)
Total	$(5,311)	$(2,915)
Interest income and expense remained consistent for the three months ended March 31, 2015, as compared to the same period in 2014.
Other, net is comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three months ended March 31, 2015 and 2014, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.

Income Tax Provision

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Income tax provision	$(278)	$(153)
For the three months ended March 31, 2015, we recorded an income tax provision related to foreign and certain state income taxes.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our condensed consolidated balance sheet as of March 31, 2015.
At March 31, 2015, our principal sources of liquidity were $86.6 million of cash and cash equivalents, investments of $187.0 million, and $61.4 million of accounts receivable.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2015	2014
Net cash (used in) provided by operating activities	$(2,650)	$879
Net cash used in investing activities	(75,535)	(7,037)
Net cash provided by financing activities	1,164	5,152
Net Cash (Used in) Provided by Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities of $2.7 million in the three months ended March 31, 2015 was a result of the continued growth of our business and our continued investments for further growth. In the three months ended March 31, 2015, $18.9 million, or 81%, of our net loss of $23.3 million consisted of non-cash items, including $8.7 million of stock-based compensation, $6.2 million of depreciation and amortization, $2.1 million of accretion of debt discount and amortization of debt issuance costs and $1.9 million of unrealized foreign exchange losses. Cash used in operating activities was partially offset by purchased premium net of amortization of $0.1 million related to investment securities.
Cash used in operating activities in the three months ended March 31, 2015 also included a $7.1 million decrease in deferred revenue due to decreased billings during the three months ended March 31, 2015, a $7.0 million decrease in accrued liabilities primarily due to the payment of our 2014 bonuses, a $3.5 million increase in prepaid and other assets primarily due to the timing of payment to vendors, a decrease in accounts payable of $2.4 million attributable to the timing of payment to vendors and a decrease in other liabilities of $0.7 million. Cash used in operating activities was partially offset by a $21.4 million decrease in accounts receivable due to receipt of payments from our clients and a $1.0 million increase in deferred commissions due to the seasonality of our business.
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
Cash provided by operating activities in the three months ended March 31, 2014 also included a $14.9 million decrease in accounts receivable due to receipt of payments from our clients, a $2.5 million decrease in prepaid and other assets primarily due to the insurance recovery during the period, an increase in accounts payable of $1.1 million attributable to increased expenses associated with our growth and a $0.7 million decrease in deferred commissions due to the seasonality of our business. Cash provided by operating activities was partially offset by a $8.1 million decrease in deferred revenue due to decreased billings during the three months ended March 31, 2014, a $5.4 million decrease in accrued liabilities primarily due to the payment of our 2013 bonuses, and a decrease in other liabilities of $2.9 million primarily due to payment of legal settlement during the period.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In July 2013, we began to invest the proceeds of our convertible notes in investment securities. In June and September 2014, we made strategic investments in privately-held companies. In November of 2014, we purchased the privately held company, Evolv Inc. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $75.5 million of cash in investing activities in the three months ended March 31, 2015, primarily due to $81.5 million in purchases of investment securities, $5.1 million in purchases of additional equipment, and $3.5 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $14.5 million increase related to cash received from the maturities of investment securities.
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
Net Cash Provided by Financing Activities
Cash provided by financing activities of $1.2 million in the three months ended March 31, 2015 was primarily due to proceeds from employee stock awards of $1.4 million, including proceeds from option exercises and cash received for the purchase of shares under our ESPP. These proceeds were partially offset by our payments of $0.1 million on our capital lease and financing obligations and repayment of our credit facility of $0.1 million.
Cash provided by financing activities of $5.2 million in the three months ended March 31, 2014 was primarily due to proceeds from stock option exercises of $5.6 million. These proceeds were partially offset by our payments of $0.3 million on our capital lease and financing obligations and repayment of our credit facility of $0.1 million.
Contractual Obligations
There have been no significant changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2015 except for the following: we entered into various operating lease agreements with obligations of approximately $0.3 million in 2015 and $0.2 million in 2016.

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
We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, U.S. treasury, agency securities and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At March 31, 2015, we had cash and cash equivalents of $86.6 million and investments of $187.0 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a much lesser extent, the United Kingdom, other European Union countries, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2015, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $6.2 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $23.3 million, $64.9 million, $40.4 million, and $31.4 million for the three months ended March 31, 2015, and years ended December 31, 2014, 2013 and 2012, respectively. At March 31, 2015, our accumulated deficit was $324.6 million and total stockholders’ equity was $22.5 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., International Business Machines Corporation, Lumesse AS, Oracle Corporation, Peoplefluent, Inc., Saba Software, Inc., SAP America, Inc., and Skillsoft Corp. which acquired SumTotal Systems, Inc. in 2014. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc.; in April 2012, Oracle Corporation acquired Taleo Corporation; in August 2012 International Business Machines Corporation acquired Kenexa, Inc; and in October 2014 Skillsoft Corp. acquired SumTotal Systems, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solutions and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,081 employees on March 31, 2014 to 1,425 employees on March 31, 2015. In addition, we have established offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solution may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
At March 31, 2015, we had $86.6 million in cash and cash equivalents and $186.2 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits
See the Exhibit Index immediately following the signature page of this Quarterly Report on Form 10-Q, which is incorporated herein by reference.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Perry A. Wallack
Perry A. Wallack
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 8, 2015

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1	2015 Sales Commission Plan between the Registrant and David J. Carter.
10.2	2015 Sales Commission Plan between the Registrant and Vincent Belliveau.
10.3	Description of 2015 Executive Bonus Plan	8-K	001-35098	n/a	March 26, 2015
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

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