Form 10-Q
period 2015-06-30
Cornerstone OnDemand Inc
filed 2015-08-06
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of July 31, 2015
Common Stock	54,201,320

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$79,379	$166,557
Short-term investments	146,003	116,106
Accounts receivable, net	80,623	84,499
Deferred commissions	27,565	26,236
Prepaid expenses and other current assets	15,786	13,007
Total current assets	349,356	406,405
Capitalized software development costs, net	19,177	15,719
Property and equipment, net	29,813	21,424
Long-term investments	32,156	3,938
Intangible assets, net	21,998	27,282
Goodwill	25,894	25,894
Other assets, net	5,011	4,993
Total Assets	$483,405	$505,655
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$15,882	$16,737
Accrued expenses	30,949	29,476
Deferred revenue, current portion	177,510	180,598
Capital lease obligations, current portion	88	236
Debt, current portion	136	351
Other liabilities	2,419	3,052
Total current liabilities	226,984	230,450
Convertible notes, net	228,792	225,094
Other liabilities, non-current	3,411	3,871
Deferred revenue, net of current portion	12,074	10,738
Total liabilities	471,261	470,153
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 54,107 and 53,826 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	360,029	336,692
Accumulated deficit	(347,890)	(301,366)
Accumulated other comprehensive income	—	171
Total stockholders’ equity	12,144	35,502
Total Liabilities and Stockholders’ Equity	$483,405	$505,655

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenue	$82,563	$61,468	$156,518	$118,877
Cost of revenue	27,893	17,409	52,555	34,813
Gross profit	54,670	44,059	103,963	84,064
Operating expenses:
Sales and marketing	51,446	39,608	97,404	74,747
Research and development	9,983	6,900	19,750	13,783
General and administrative	12,260	10,455	23,351	20,909
Amortization of certain acquired intangible assets	150	213	300	464
Total operating expenses	73,839	57,176	140,805	109,903
Loss from operations	(19,169)	(13,117)	(36,842)	(25,839)
Other income (expense):
Interest income	202	190	372	413
Interest expense	(3,114)	(3,028)	(6,205)	(6,038)
Other, net	(801)	(477)	(3,191)	(605)
Other income (expense), net	(3,713)	(3,315)	(9,024)	(6,230)
Loss before income tax provision	(22,882)	(16,432)	(45,866)	(32,069)
Income tax provision	(380)	(200)	(658)	(353)
Net loss	$(23,262)	$(16,632)	$(46,524)	$(32,422)
Net loss per share, basic and diluted	$(0.43)	$(0.31)	$(0.86)	$(0.61)
Weighted average common shares outstanding, basic and diluted	53,987	53,197	53,886	52,963

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(23,262)	$(16,632)	$(46,524)	$(32,422)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(536)	(180)	(235)	(245)
Net change in unrealized losses on investments	(4)	(83)	64	(127)
Other comprehensive loss, net of tax	(540)	(263)	(171)	(372)
Total comprehensive loss	$(23,802)	$(16,895)	$(46,695)	$(32,794)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(46,524)	$(32,422)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	12,904	6,285
Accretion of debt discount and amortization of debt issuance costs	4,292	4,086
Purchased investment premium, net of amortization	112	657
Net foreign currency loss	2,198	135
Stock-based compensation expense	18,501	16,026
Changes in operating assets and liabilities:
Accounts receivable	3,486	(1,265)
Deferred commissions	(1,242)	(2,171)
Prepaid expenses and other assets	(3,572)	1,906
Accounts payable	(1,707)	2,637
Accrued expenses	(508)	(473)
Deferred revenue	(2,210)	(456)
Other liabilities	(1,062)	(2,223)
Net cash used in operating activities	(15,332)	(7,278)
Cash flows from investing activities:
Purchases of investments	(104,039)	(82,675)
Maturities of investments	45,806	82,255
Purchases of property and equipment	(8,509)	(7,269)
Capitalized software costs	(6,630)	(4,663)
Net cash used in investing activities	(73,372)	(12,352)
Cash flows from financing activities:
Repayment of debt	(216)	(281)
Principal payments under capital lease obligations	(148)	(518)
Proceeds from employee stock plans	3,658	7,338
Net cash provided by financing activities	3,294	6,539
Effect of exchange rate changes on cash and cash equivalents	(1,768)	86
Net decrease in cash and cash equivalents	(87,178)	(13,005)
Cash and cash equivalents at beginning of period	166,557	109,583
Cash and cash equivalents at end of period	$79,379	$96,578
Supplemental cash flow information:
Cash paid for interest	$14	$54
Cash paid for income taxes	$644	$355
Proceeds from employee stock plans received in advance of stock issuance	$171	$—
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$5,825	$1,358
Capitalized stock-based compensation	$1,221	$662

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
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Amsterdam, Auckland, Bangalore, Düsseldorf, Hong Kong, London, Madrid, Mumbai, Munich, New Delhi, Paris, San Francisco, São Paulo, Stockholm, Sunnyvale, Sydney, Tel Aviv, and Tokyo.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the interim periods presented. Results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.
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
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update that provides additional guidance to customers about whether a cloud computing arrangement includes a software license. The guidance will be effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not anticipate that the adoption of this guidance will have a significant impact on its results of operations or financial position.

In April 2015, the FASB issued a new accounting standards update to simplify presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance will be effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not anticipate that the adoption of this guidance will have a significant impact on its results of operations or financial position.
In February 2015, the FASB issued a new accounting standards update amending the consolidation guidance for Variable Interest Entities, which could change consolidation conclusions. The new standard is effective for reporting periods beginning after December 15, 2015. The Company early adopted the new guidance in the six months ended June 30, 2015. The adoption of this guidance did not have a significant impact on the Company’s disclosures and the results of operations or financial position.
In May 2014, the FASB issued a new accounting standards update that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date for the new standard. As a result, the guidance will be effective for reporting periods beginning after December 15, 2017. Early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
2. BUSINESS ACQUISITION
On November 3, 2014, the Company completed its acquisition of Evolv Inc., (“Evolv”), a San Francisco based SaaS company. Evolv’s platform has been developed with big data architecture and machine learning algorithms to perform predictive and prescriptive analytics and has broad data capturing capabilities that are used to help companies solve workforce management challenges. The acquisition was completed pursuant to a merger whereby Evolv became a wholly-owned subsidiary of the Company.
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2013, after giving effect to certain adjustments including the amortization of acquired intangible assets and the elimination of the Company’s and Evolv’s non-recurring acquisition-related expenses (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	Actual	Pro Forma	Actual	Pro Forma
Revenue	$82,563	$62,708	$156,518	$121,997
Net loss	$(23,262)	$(22,437)	$(46,524)	$(44,136)
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
3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net loss	$(23,262)	$(16,632)	$(46,524)	$(32,422)
Weighted-average shares of common stock outstanding	53,987	53,197	53,886	52,963
Net loss per share – basic and diluted	$(0.43)	$(0.31)	$(0.86)	$(0.61)

At June 30, 2015 and 2014, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	June 30,
	2015	2014
Options to purchase common stock and restricted stock units	10,153	7,418
Shares issuable pursuant to employee stock purchase plan	67	—
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	19,584	16,782
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of June 30, 2015. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including cash equivalents, as of June 30, 2015 (in thousands):

	June 30, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$33,232	$—	$—	$33,232
Corporate bonds	32,344	—	(29)	32,315
Agency bonds	132,448	37	(9)	132,476
U.S. treasury securities	12,000	8	—	12,008
	$210,024	$45	$(38)	$210,031
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$90,569	$—	$—	$90,569
Corporate bonds	43,031	—	(42)	42,989
Agency bonds	64,210	1	(15)	64,196
U.S. treasury securities	12,000	—	(1)	11,999
	$209,810	$1	$(58)	$209,753
As of June 30, 2015, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of June 30, 2015 and December 31, 2014. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of June 30, 2015 and December 31, 2014.

Strategic Investments
In May 2015, the Company made a $0.5 million investment in equity securities of a privately-held company. In September 2014, the Company made a $0.4 million investment in equity securities of a privately-held company. The Company accounted for these investments using the cost method of accounting. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of June 30, 2015, the Company determined there was no impairment of these investments.
In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company accounted for this debt security using fair value accounting and the fair value was determined to be $0.5 million as of June 30, 2015.
5. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(8,893)	$21,091	$29,984	$(4,054)	$25,930
Customer relationships	2,400	(1,942)	458	2,400	(1,642)	758
Domains/trademarks/tradenames	320	(320)	—	320	(320)	—
Software license rights	1,654	(1,205)	449	1,654	(1,060)	594
Non-compete agreements	610	(610)	—	610	(610)	—
Total	$34,968	$(12,970)	$21,998	$34,968	$(7,686)	$27,282
Total amortization expense from finite-lived intangible assets was $2.6 million and $5.3 million for the three and six months ended June 30, 2015, respectively, and $0.5 million and $1.1 million for the three and six months ended June 30, 2014, respectively. Amortization expense of $2.5 million and $5.0 million for the three and six months ended June 30, 2015, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2014, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2015 (in thousands):

2015	$5,285
2016	9,282
2017	7,431
Total	$21,998

Estimated remaining amortization expense of $5.0 million, $9.1 million and $7.4 million is expected to be recorded in cost of revenue for 2015, 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2015, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the six months ended June 30, 2015 and the year ended December 31, 2014.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$33,232	$33,232	$—	$—	$90,569	$90,569	$—	$—
Corporate bonds	32,315	—	32,315	—	42,989	—	42,989	—
Agency bonds	132,476	—	132,476	—	64,196	—	64,196	—
U.S. treasury securities	12,008	—	12,008	—	11,999	—	11,999	—
Strategic investments	500	—	—	500	500	—	—	500
	$210,531	$33,232	$176,799	$500	$210,253	$90,569	$119,184	$500
At June 30, 2015 and December 31, 2014, cash equivalents of $33.2 million and $90.6 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of June 30, 2015, corporate bonds, agency bonds and U.S. treasury securities were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of June 30, 2015, no adjustments were made to such pricing information.
Strategic Investments
The Company’s investments in privately-held companies are shown in the accompanying Condensed Consolidated Balance Sheets in Short-term and Long-term investments and accompanying Condensed Consolidated Statements of Cash Flows in Purchases of investments. The strategic investments classified as a debt security are considered Level 3 in the fair value hierarchy as they have been valued using significant unobservable inputs or data from various valuation approaches and is measured each reporting period at fair value.
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2015 (in thousands):

Balance as of December 31, 2014	$500
Change in value	—
Balance as of June 30, 2015	$500
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of June 30, 2015 was $257.9 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

The net carrying amount of the liability component of the Notes as of June 30, 2015 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(24,208)
Net carrying value	$228,792
The following table presents the interest expense recognized related to the Notes for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Contractual interest expense at 1.5% per annum	$949	$949	$1,898	$1,898
Amortization of debt issuance costs	299	284	594	565
Accretion of debt discount	1,860	1,771	3,698	3,520
Total	$3,108	$3,004	$6,190	$5,983
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
Other Debt Arrangements

The Company entered into other debt arrangements with finance companies to finance the purchase of property, equipment and software. The total amounts outstanding under these arrangements were $0.1 million and $0.4 million as of June 30, 2015 and December 31, 2014, respectively.

8. STOCK-BASED AWARDS
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2015 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	7,746	$30.04	7.8	$77,498
Granted	138	32.33
Exercised	(193)	11.73
Forfeited	(241)	41.99
Outstanding, June 30, 2015	7,450	$30.17	7.4	$71,380

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2015	4,373	$22.46	6.6	$66,023
Vested and expected to vest at June 30, 2015	7,344	30.02	7.4	71,216
Unrecognized compensation expense relating to stock options was $53.7 million at June 30, 2015, which is expected to be recognized over a weighted-average period of 2.4 years.
The aggregate grant date fair value of stock options granted during the six months ended June 30, 2015 was $1.8 million.

Restricted Stock Units
The Company granted restricted stock units covering 965,717 shares of its common stock during the six months ended June 30, 2015. At June 30, 2015, there were 1,565,680 shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $43.1 million at June 30, 2015, which is expected to be recognized as expense over the weighted-average period of 3.1 years.
Performance-Based Restricted Stock Units
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
In December 2014, the Compensation Committee of the Company’s Board of Directors approved the issuance of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, (b) the achievement of the Company’s revenue guidance for each of fiscal year 2015 and 2016 and (c) the recipient continuing to provide services to the Company through the end of the three year term of the award. The Company finalizes its revenue guidance in February of each year, thus establishing, a grant date for the portion of the award related to that year’s revenue guidance. Each tranche is treated as a separate grant and recognized from the date the revenue guidance is determined over the remaining portion of the original three year term of the award. Achievement of the maximum performance level would result in the issuance of an aggregate of 1,070,000 shares.

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
The Company recognized compensation expense related to these performance-based awards of $0.6 million and $0.7 million for the three and six months ended June 30, 2015, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $5.5 million at June 30, 2015, based on the probable performance target level at that date, which is expected to be recognized as expense over the weighted-average period of 2.5 years.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in June and December and exercisable on or about the succeeding December and June, respectively, on each year. We commenced our first offering period in December 2014 and the first purchase period occurred in June 2015.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the employee stock purchase plan and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2015 and 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Cost of revenue	$845	$585	$1,663	$1,328
Sales and marketing expense	5,500	4,388	10,197	7,955
Research and development expense	1,344	798	2,512	1,572
General and administrative expense	2,095	2,363	4,129	5,171
Total	$9,784	$8,134	$18,501	$16,026

9. INCOME TAXES
The Company’s income tax provision was approximately $0.4 million and $0.7 million with an effective income tax rate of 1.6% and 1.4% for the three and six months ended June 30, 2015, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
Lease Commitments
During the six months ended June 30, 2015, the Company entered into various operating lease agreements with obligations of approximately $0.4 million for 2015, $0.4 million for 2016 and $0.1 million for 2017.
Other Commitments
In May 2015, the Company entered into an agreement with a third-party content provider. The Company is obligated to pay guaranteed annual fees under this agreement of $0.2 million in 2015, 2016 and 2017.
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
11. RELATED PARTY TRANSACTIONS
In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended June 30, 2015 and 2014, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.7 million and $0.6 million, respectively, and for the six months ended June 30, 2015 and 2014 values of $1.3 million and $1.1 million, respectively.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During the three months ended ended June 30, 2015 and 2014, the Company recorded $0.1 million and $0.1 million, respectively, and for the six months ended June 30, 2015 and 2014 recorded $0.3 million and $0.2 million, respectively, in expenses related to the use of the accounting software from the company whose executive officer served on the Company’s Board of Directors during those years.
12. SUBSEQUENT EVENTS
During July 2015, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) granted stock options to purchase 432,400 shares of the Company’s common stock at a weighted average exercise price of $35.06 per share. The stock options vest over four years. During July and August 2015, the Compensation Committee granted restricted stock units covering an aggregate of 668,182 shares of the Company’s common stock which generally vest annually over four years.
In July 2015, the Company made an investment of $0.2 million in equity securities of a privately-held company. The Company has agreed to an additional investment of $0.3 million provided that the privately-held company achieves certain milestones.

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
Our Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite consisting of product offerings that help organizations manage their recruiting, onboarding, learning, performance, succession, compensation and enterprise social collaboration processes. We also offer Enterprise and Mid-Market organizations an additional product, Extended Enterprise, to manage training for their external networks of partners, suppliers, resellers, distributors and customers. To complement our product suite, we offer a number of cross-product tools for analytics and reporting, employee profile management, and e-learning content aggregation. We also provide consulting services for configuration and training, as well as third-party e-learning content for use with our solution. After the initial purchase of our solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the solution across their organizations and increase usage of the solution over time.
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
We currently have over 2,300 clients who use our Enterprise and Mid-Market solution to empower approximately 20.5 million users across 191 countries in 42 different languages. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007, to 1,631 at December 31, 2013, to 2,153 at December 31, 2014, and to 2,362 at June 30, 2015.

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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $82.6 million and $156.5 million for the three and six months ended June 30, 2015, respectively, from $61.5 million and $118.9 million for the three and six months ended June 30, 2014, respectively.
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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds and U.S. treasury securities in the three and six months ended June 30, 2015.

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
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, we added a policy related to stock-based compensation for our 2010 Employee Stock Purchase Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model and this is recognized on a straight-line basis over the offering period. As of June 30, 2015, there have been no additional material changes to our critical accounting policies since December 31, 2014.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$82,563	$61,468	$156,518	$118,877
Cost of revenue	27,893	17,409	52,555	34,813
Gross profit	54,670	44,059	103,963	84,064
Operating expenses:
Sales and marketing	51,446	39,608	97,404	74,747
Research and development	9,983	6,900	19,750	13,783
General and administrative	12,260	10,455	23,351	20,909
Amortization of certain acquired intangibles	150	213	300	464
Total operating expenses	73,839	57,176	140,805	109,903
Loss from operations	(19,169)	(13,117)	(36,842)	(25,839)
Other income (expense):
Interest income	202	190	372	413
Interest expense	(3,114)	(3,028)	(6,205)	(6,038)
Other, net	(801)	(477)	(3,191)	(605)
Loss before income tax provision	(22,882)	(16,432)	(45,866)	(32,069)
Income tax provision	(380)	(200)	(658)	(353)
Net loss	$(23,262)	$(16,632)	$(46,524)	$(32,422)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2015	2014	2015	2014
Revenue (in thousands)	$82,563	$61,468	$156,518	$118,877
Bookings (in thousands)	$91,291	$70,108	$154,766	$119,767
Number of clients	2,362	1,826	2,362	1,826
Number of users (in millions)	20.5	15.5	20.5	15.5

Revenue increased $21.1 million, or 34%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily the result of a $19.4 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to April 1, 2015. In addition, revenue increased by $1.7 million from the acquisition of new clients during the three months ended June 30, 2015.
Revenue increased $37.6 million, or 32%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was primarily the result of a $30.9 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2015. In addition, revenue increased by $6.7 million from the acquisition of new clients during the six months ended June 30, 2015.
The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue for United States	$57,112	$41,882	$108,059	$81,466
Percentage of total revenue for United States	69%	68%	69%	69%
Revenue for all other countries	$25,451	$19,586	$48,459	$37,411
Percentage of total revenue for all other countries	31%	32%	31%	31%
	$82,563	$61,468	$156,518	$118,877
Bookings increased $21.2 million, or 30% and $35.0 million, or 29%, respectively, for the three and six months ended June 30, 2015 as compared to the same period in 2014, reflecting an increase in both revenue and deferred revenue compared to the same periods in 2014. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended June 30, 2015
Revenue		$82,563
Deferred revenue at March 31, 2015	$180,856
Deferred revenue at June 30, 2015	189,584
Change in deferred revenue		8,728
Bookings		$91,291
	Deferred Revenue Balance	Three Months Ended June 30, 2014
Revenue		$61,468
Deferred revenue at March 31, 2014	$131,072
Deferred revenue at June 30, 2014	139,712
Change in deferred revenue		8,640
Bookings		$70,108

	Deferred Revenue Balance	Six Months Ended June 30, 2015
Revenue		$156,518
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at June 30, 2015	189,584
Change in deferred revenue		(1,752)
Bookings		$154,766
	Deferred Revenue Balance	Six Months Ended June 30, 2014
Revenue		$118,877
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at June 30, 2014	139,712
Change in deferred revenue		890
Bookings		$119,767
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
Our number of clients grew 29% at June 30, 2015 compared to June 30, 2014. Our number of users increased 32% at June 30, 2015 compared to June 30, 2014.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Cost of revenue	$27,893	$17,409	$52,555	$34,813
Gross profit	$54,670	$44,059	$103,963	$84,064
Gross margin	66%	72%	66%	71%
Cost of revenue increased $10.5 million, or 60%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase in cost of revenue was primarily due to $3.6 million in increased costs related to outsourced consulting services, $2.2 million in increased amortization of capitalized software mainly due to the additional amortization of software obtained through the acquisition of Evolv, $1.8 million in increased employee-related costs due to higher headcount and a $1.0 million increase in allocated overhead costs. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Cost of revenue increased $17.7 million, or 51%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase in cost of revenue was primarily due to $6.0 million in increased costs related to outsourced consulting services, $4.4 million in increased amortization of capitalized software mainly due to the additional amortization of software obtained through the acquisition of Evolv, $2.6 million in increased employee-related costs due to higher headcount and a $1.7 million increase in allocated overhead costs. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.

The following table presents our estimate of remaining amortization expense for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2015 (in thousands):

2015	$5,285
2016	9,282
2017	7,431
Total	$21,998
Estimated remaining amortization expense of $5.0 million, $9.1 million and $7.4 million will be recorded in cost of revenue for 2015, 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing	$51,446	$39,608	$97,404	$74,747
Percent of revenue	62%	64%	62%	63%
Sales and marketing expenses increased $11.8 million, or 30%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2015 increased compared to June 30, 2014, contributing to an increase in employee-related costs of $7.8 million. In addition, we incurred increased costs associated with outsourced marketing programs of $1.6 million, increased travel costs associated with our sales and marketing teams of $1.0 million and increased costs for overhead costs, such as rent, IT costs, and depreciation and amortization of $0.8 million.
Sales and marketing expenses increased $22.7 million, or 30%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at June 30, 2015 increased compared to June 30, 2014, contributing to an increase in employee-related costs of $15.7 million. In addition, we incurred increased costs associated with outsourced marketing programs of $2.9 million, increased travel costs associated with our sales and marketing teams of $1.7 million and increased costs for overhead costs, such as rent, IT costs, and depreciation and amortization of $1.6 million.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
Research and development	$9,983	$6,900	$19,750	$13,783
Percent of revenue	12%	11%	13%	12%
Research and development expenses increased by $3.1 million, or 45%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was principally due to an increase in research and development headcount at June 30, 2015 compared to June 30, 2014 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $2.4 million. The remaining increase relates to allocated overhead costs.
Research and development expenses increased by $6.0 million, or 43%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was principally due to an increase in research and development headcount at June 30, 2015 compared to June 30, 2014 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $4.7 million. The remaining increase relates to allocated overhead costs.

We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $4.1 million and $2.8 million of software development costs and amortized $2.2 million and $1.5 million in the three months ended June 30, 2015 and 2014, respectively, and capitalized $7.7 million and $5.3 million and amortized $4.2 million and $2.8 million in the six months ended June 30, 2015 and 2014, respectively.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)
General and administrative	$12,260	$10,455	$23,351	$20,909
Percent of revenue	15%	17%	15%	18%
General and administrative expenses increased by $1.8 million, or 17%, for the three months ended June 30, 2015 as compared to the same period in 2014. The increase was driven by higher costs to support our growing business, which mainly consists of increases in general and administrative headcount. General and administrative expenses are expected to increase with the growth of our company.
General and administrative expenses increased by $2.4 million, or 12%, for the six months ended June 30, 2015 as compared to the same period in 2014. The increase was driven by higher costs to support our growing business, which mainly consists of increases in general and administrative headcount. General and administrative expenses are expected to increase with the growth of our company.
Amortization of certain acquired intangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amortization of certain acquired intangible assets	$150	$213	$300	$464
Amortization of certain acquired intangible assets remained consistent for the three months ended June 30, 2015, as compared to the same period in 2014. Amortization of certain acquired intangible assets decreased by $0.2 million, or 35% for the six months ended June 30, 2015, as compared to the same period in 2014 due to certain intangible assets acquired through our April 2012 acquisition of Sonar Limited being fully amortized in 2014.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Interest income	$202	$190	$372	$413
Interest expense	(3,114)	(3,028)	(6,205)	(6,038)
Other, net	(801)	(477)	(3,191)	(605)
Total	$(3,713)	$(3,315)	$(9,024)	$(6,230)
Interest income remained consistent for the three and six months ended June 30, 2015, as compared to the same period in 2014. Interest expense remained consistent for the three months ended June 30, 2015, as compared to the same period in 2014. Interest expense for the six months ended June 30, 2015 increased by $0.2 million as compared to the same period in 2014 due to an increase in interest expense for our convertible notes.

Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and six months ended June 30, 2015 and 2014, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$(380)	$(200)	$(658)	$(353)
For the three and six months ended June 30, 2015, we recorded an income tax provision related to foreign and certain state income taxes.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our condensed consolidated balance sheet as of June 30, 2015.
At June 30, 2015, our principal sources of liquidity were $79.4 million of cash and cash equivalents, investments of $178.2 million, and $80.6 million of accounts receivable.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2015	2014
Net cash used in operating activities	$(15,332)	$(7,278)
Net cash used in investing activities	(73,372)	(12,352)
Net cash provided by financing activities	3,294	6,539
Net Cash Used in Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.

Cash used in operating activities of $15.3 million in the six months ended June 30, 2015 was a result of the continued growth of our business and our continued investments for further growth. In the six months ended June 30, 2015, $38.0 million, or 82%, of our net loss of $46.5 million consisted of non-cash items, including $18.5 million of stock-based compensation, $12.9 million of depreciation and amortization, $4.3 million of accretion of debt discount and amortization of debt issuance costs, $2.2 million of unrealized foreign exchange losses, and purchased premium net of amortization of $0.1 million related to investment securities.
Cash used in operating activities in the six months ended June 30, 2015 also included a $3.6 million increase in prepaid and other assets primarily due to the timing of payment to vendors, a $2.2 million decrease in deferred revenue due to decreased billings during the six months ended June 30, 2015, a decrease in accounts payable of $1.7 million attributable to the timing of payment to vendors, $1.2 million increase in deferred commissions due to the seasonality of our business, a decrease in other liabilities of $1.1 million primarily due to the timing of payments, a $0.5 million decrease in accrued liabilities primarily due to the timing of payments. Cash used in operating activities was partially offset by a $3.5 million decrease in accounts receivable due to receipt of payments from our clients.
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
Cash used in operating activities in the six months ended June 30, 2014 also included a $2.2 million increase in deferred commissions due to increased sales during the period, a decrease in other liabilities of $2.2 million primarily due to payment of a legal settlement during the period, a $1.3 million increase in accounts receivable due to the timing of payments from our clients, a $0.5 million decrease in accrued liabilities primarily due to the timing of payments and a $0.5 million decrease in deferred revenue at June 30, 2014 compared to December 31, 2013, due to the seasonality in terms of when we enter into client agreements. Cash used in operating activities was partially offset by a $1.9 million decrease in prepaid and other assets primarily due to an increase in business activity associated with the growth of our business and the timing of payments to vendors and an increase in accounts payable of $2.6 million attributable to increased expenses associated with our growth.
Net Cash Used in Investing Activities
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In July 2013, we began to invest the proceeds of our convertible notes in investment securities. In June 2014, September 2014 and May 2015, we made strategic investments in privately-held companies. In November of 2014, we purchased the privately held company, Evolv Inc. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $73.4 million of cash in investing activities in the six months ended June 30, 2015, primarily due to $104.0 million in purchases of investment securities, $8.5 million in purchases of additional equipment, and $6.6 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $45.8 million increase related to cash received from the maturities of investment securities.
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
Net Cash Provided by Financing Activities
Cash provided by financing activities of $3.3 million in the six months ended June 30, 2015 was primarily due to proceeds from employee stock awards of $3.7 million, including proceeds from option exercises and cash received for the purchase of shares under our ESPP. These proceeds were partially offset by our repayment of our credit facility of $0.2 million and payments of $0.1 million on our capital lease and financing obligations.
Cash provided by financing activities of $6.5 million in the six months ended June 30, 2014 was primarily due to proceeds from stock option exercises of $7.3 million. These proceeds were partially offset by our payments of $0.5 million on our capital lease and financing obligations and repayment of our credit facility of $0.3 million.

Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2015 except for the following: we (i) entered into various operating lease agreements with obligations of approximately $0.4 million in 2015, $0.4 million in 2016 and $0.1 million in 2017; and (ii) entered into an agreement with a third-party content provider whereby we are obligated to pay guaranteed fees of $0.2 million in 2015, 2016 and 2017.
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
Interest Rate Risk
At June 30, 2015, we had cash and cash equivalents of $79.4 million and investments of $178.2 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
We do not believe our cash equivalents, corporate bonds, U.S. treasury securities and agency securities have significant risk of default or illiquidity. While we believe our cash investments do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot provide assurance that we will not experience losses on these deposits.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2015, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $5.5 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $23.3 million, $46.5 million, $64.9 million, $40.4 million, and $31.4 million for the three and six months ended June 30, 2015, and years ended December 31, 2014, 2013 and 2012, respectively. At June 30, 2015, our accumulated deficit was $347.9 million and total stockholders’ equity was $12.1 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
Our business depends substantially on clients renewing their agreements with us, purchasing additional solutions from us or adding additional users. Any decline in our clients renewing their agreements, purchasing additional products or adding additional users would harm our future operating results.
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that our clients will renew their subscriptions at the same or higher level of service, if at all. Every year, some of our clients elect not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products, or fail to add new users, our revenue may decline, and our operating results may be harmed.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for talent management software is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and billing terms, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solution to achieve or maintain more widespread market acceptance, any of which could harm our business.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,144 employees on June 30, 2014 to 1,511 employees on June 30, 2015. In addition, we have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We rely on various third-party consulting firms to deliver consulting services to our clients, and if these firms fail to deliver these services effectively, or if we are unable to maintain existing relationships or enter into new relationships, it could impact the timing of the recognition of the revenue associated with such services.
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
At June 30, 2015, we had $79.4 million in cash and cash equivalents and $176.8 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. From time to time we may make direct investments in privately held companies. For example, in June 2014, September 2014 and May 2015, we made strategic investments in privately-held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

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
Date: August 6, 2015

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