Form 10-Q
period 2015-09-30
Cornerstone OnDemand Inc
filed 2015-11-06
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of October 30, 2015
Common Stock	54,457,836

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2015	December 31, 2014
Assets
Cash and cash equivalents	$57,927	$166,557
Short-term investments	156,531	116,106
Accounts receivable, net	93,281	84,499
Deferred commissions	28,066	26,236
Prepaid expenses and other current assets	17,125	13,007
Total current assets	352,930	406,405
Capitalized software development costs, net	21,284	15,719
Property and equipment, net	28,775	21,424
Long-term investments	44,396	3,938
Intangible assets, net	19,356	27,282
Goodwill	25,894	25,894
Other assets, net	4,462	4,993
Total Assets	$497,097	$505,655
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$13,614	$16,737
Accrued expenses	30,416	29,476
Deferred revenue, current portion	191,951	180,598
Capital lease obligations, current portion	51	236
Debt, current portion	57	351
Other liabilities	2,933	3,052
Total current liabilities	239,022	230,450
Convertible notes, net	230,676	225,094
Other liabilities, non-current	3,247	3,871
Deferred revenue, net of current portion	14,045	10,738
Total liabilities	486,990	470,153
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 54,433 and 53,826 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	377,574	336,692
Accumulated deficit	(368,039)	(301,366)
Accumulated other comprehensive income	567	171
Total stockholders’ equity	10,107	35,502
Total Liabilities and Stockholders’ Equity	$497,097	$505,655

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenue	$87,271	$68,318	$243,789	$187,195
Cost of revenue	27,246	19,374	79,801	54,187
Gross profit	60,025	48,944	163,988	133,008
Operating expenses:
Sales and marketing	53,255	41,512	150,659	116,259
Research and development	10,457	7,552	30,207	21,335
General and administrative	13,194	9,576	36,545	30,485
Amortization of certain acquired intangible assets	150	211	450	675
Total operating expenses	77,056	58,851	217,861	168,754
Loss from operations	(17,031)	(9,907)	(53,873)	(35,746)
Other income (expense):
Interest income	218	174	590	587
Interest expense	(3,138)	(3,049)	(9,343)	(9,087)
Other, net	(66)	(1,351)	(3,257)	(1,956)
Other income (expense), net	(2,986)	(4,226)	(12,010)	(10,456)
Loss before income tax provision	(20,017)	(14,133)	(65,883)	(46,202)
Income tax provision	(132)	(178)	(790)	(531)
Net loss	$(20,149)	$(14,311)	$(66,673)	$(46,733)
Net loss per share, basic and diluted	$(0.37)	$(0.27)	$(1.24)	$(0.88)
Weighted average common shares outstanding, basic and diluted	54,260	53,423	53,917	53,130

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(20,149)	$(14,311)	$(66,673)	$(46,733)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	526	355	291	110
Net change in unrealized gains (losses) on investments	41	(29)	105	(156)
Other comprehensive income (loss), net of tax	567	326	396	(46)
Total comprehensive loss	$(19,582)	$(13,985)	$(66,277)	$(46,779)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(66,673)	$(46,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	19,897	9,831
Accretion of debt discount and amortization of debt issuance costs	6,478	6,167
Purchased investment premium, net of amortization	(94)	225
Net foreign currency loss	1,669	1,329
Stock-based compensation expense	30,668	24,504
Changes in operating assets and liabilities:
Accounts receivable	(9,523)	(20,920)
Deferred commissions	(2,127)	(3,527)
Prepaid expenses and other assets	(4,789)	845
Accounts payable	(1,045)	2,037
Accrued expenses	386	125
Deferred revenue	16,544	15,664
Other liabilities	(675)	(978)
Net cash used in operating activities	(9,284)	(11,431)
Cash flows from investing activities:
Purchases of investments	(162,191)	(124,191)
Maturities of investments	81,415	139,849
Purchases of property and equipment	(15,006)	(10,522)
Capitalized software costs	(9,996)	(7,000)
Net cash used in investing activities	(105,778)	(1,864)
Cash flows from financing activities:
Repayment of debt	(295)	(425)
Principal payments under capital lease obligations	(185)	(701)
Proceeds from employee stock plans	9,197	9,721
Net cash provided by financing activities	8,717	8,595
Effect of exchange rate changes on cash and cash equivalents	(2,285)	(889)
Net decrease in cash and cash equivalents	(108,630)	(5,589)
Cash and cash equivalents at beginning of period	166,557	109,583
Cash and cash equivalents at end of period	$57,927	$103,994
Supplemental cash flow information:
Cash paid for interest	$1,914	$1,970
Cash paid for income taxes	$1,209	$503
Proceeds from employee stock plans received in advance of stock issuance	$1,130	$—
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$538	$783
Capitalized stock-based compensation	$2,019	$1,113

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
The Company is a leading global provider of learning and talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite that addresses critical talent needs throughout the entire employee lifecycle, from recruitment, onboarding, training and collaboration, to performance management, compensation, succession planning and analytics.
The Company’s solutions are designed to enable organizations to meet the challenges they face in empowering and maximizing the productivity of their human capital. These challenges include hiring and developing employees throughout their careers, engaging all employees effectively, improving business execution, cultivating future leaders, and integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to the Company’s chief executive officer, who is the Company’s chief operating decision maker.
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Amsterdam, Auckland, Bangalore, Düsseldorf, Hong Kong, London, Madrid, Mumbai, Munich, New Delhi, Paris, San Francisco, São Paulo, Stockholm, Sunnyvale, Sydney, Tel Aviv, and Tokyo.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the interim periods presented. Results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015, for any other interim period or for any other future year.
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
2. BUSINESS ACQUISITION
On November 3, 2014, the Company completed its acquisition of Evolv Inc. (“Evolv”), a San Francisco based SaaS company. Evolv’s platform has been developed with big data architecture and machine learning algorithms to perform predictive and prescriptive analytics and has broad data capturing capabilities that are used to help companies solve workforce management challenges. The acquisition was completed pursuant to a merger whereby Evolv became a wholly-owned subsidiary of the Company.
Unaudited Pro Forma Financial Information
The following table reflects the unaudited pro forma consolidated results of operations as if the acquisition had taken place on January 1, 2013, after giving effect to certain adjustments including the amortization of acquired intangible assets and the elimination of the Company’s and Evolv’s non-recurring acquisition-related expenses (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	Actual	Pro Forma	Actual	Pro Forma
Revenue	$87,271	$69,525	$243,789	$191,522
Net loss	$(20,149)	$(20,465)	$(66,673)	$(64,601)
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
3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net loss	$(20,149)	$(14,311)	$(66,673)	$(46,733)
Weighted-average shares of common stock outstanding	54,260	53,423	53,917	53,130
Net loss per share – basic and diluted	$(0.37)	$(0.27)	$(1.24)	$(0.88)

At September 30, 2015 and 2014, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	September 30,
	2015	2014
Options to purchase common stock and restricted stock units	10,884	8,496
Shares issuable pursuant to employee stock purchase plan	67	—
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	20,315	17,860
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of September 30, 2015. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 7 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including cash equivalents, as of September 30, 2015 (in thousands):

	September 30, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$654	$—	$—	$654
Corporate bonds	58,506	7	(36)	58,477
Agency bonds	120,738	62	—	120,800
U.S. treasury securities	20,025	15	—	20,040
	$199,923	$84	$(36)	$199,971
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2014 (in thousands):

	December 31, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$90,569	$—	$—	$90,569
Corporate bonds	43,031	—	(42)	42,989
Agency bonds	64,210	1	(15)	64,196
U.S. treasury securities	12,000	—	(1)	11,999
	$209,810	$1	$(58)	$209,753
As of September 30, 2015, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately eight months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of September 30, 2015 and December 31, 2014. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of September 30, 2015 and December 31, 2014.

Strategic Investments
In July 2015, the Company made an investment of $0.2 million in equity securities of a privately-held company, and agreed to an additional investment of $0.3 million in equity securities of such privately-held company provided that it achieves certain milestones. In May 2015, the Company made a $0.5 million investment in equity securities of a privately-held company. In September 2014, the Company made a $0.4 million investment in equity securities of a privately-held company. The Company accounted for each of these investments using the cost method of accounting. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of September 30, 2015, the Company determined there was no impairment of these investments.
In June 2014, the Company made a $0.5 million investment in a debt security of a privately-held company. The Company accounted for this debt security using fair value accounting and the fair value was determined to be $0.5 million as of September 30, 2015.
5. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(11,312)	$18,672	$29,984	$(4,054)	$25,930
Customer relationships	2,400	(2,092)	308	2,400	(1,642)	758
Domains/trademarks/tradenames	320	(320)	—	320	(320)	—
Software license rights	1,654	(1,278)	376	1,654	(1,060)	594
Non-compete agreements	610	(610)	—	610	(610)	—
Total	$34,968	$(15,612)	$19,356	$34,968	$(7,686)	$27,282
Total amortization expense from finite-lived intangible assets was $2.6 million and $7.9 million for the three and nine months ended September 30, 2015, respectively, and $0.5 million and $1.6 million for the three and nine months ended September 30, 2014, respectively. Amortization expense of $2.5 million and $7.5 million for the three and nine months ended September 30, 2015, respectively, and $0.3 million and $0.9 million for the three and nine months ended September 30, 2014, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2015 (in thousands):

2015	$2,643
2016	9,282
2017	7,431
Total	$19,356

Estimated remaining amortization expense of $2.5 million, $9.1 million and $7.4 million is expected to be recorded in cost of revenue for 2015, 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2015, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the nine months ended September 30, 2015 and the year ended December 31, 2014.

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
Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2015 and December 31, 2014 (in thousands):

	September 30, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$654	$654	$—	$—	$90,569	$90,569	$—	$—
Corporate bonds	58,477	—	58,477	—	42,989	—	42,989	—
Agency bonds	120,800	—	120,800	—	64,196	—	64,196	—
U.S. treasury securities	20,040	—	20,040	—	11,999	—	11,999	—
Strategic investments	500	—	—	500	500	—	—	500
	$200,471	$654	$199,317	$500	$210,253	$90,569	$119,184	$500
At September 30, 2015 and December 31, 2014, cash equivalents of $0.7 million and $90.6 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of September 30, 2015, corporate bonds, agency bonds and U.S. treasury securities were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of September 30, 2015, no adjustments were made to such pricing information.
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
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2015 (in thousands):

Balance as of December 31, 2014	$500
Change in value	—
Balance as of September 30, 2015	$500
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of September 30, 2015 was $255.6 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

The net carrying amount of the liability component of the Notes as of September 30, 2015 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(22,324)
Net carrying value	$230,676
The following table presents the interest expense recognized related to the Notes for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Contractual interest expense at 1.5% per annum	$949	$949	$2,846	$2,846
Amortization of debt issuance costs	302	288	896	853
Accretion of debt discount	1,884	1,793	5,582	5,314
Total	$3,135	$3,030	$9,324	$9,013
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
Other Debt Arrangements

The Company entered into other debt arrangements with finance companies to finance the purchase of property, equipment and software. The total amounts outstanding under these arrangements were $0.1 million and $0.4 million as of September 30, 2015 and December 31, 2014, respectively.

8. STOCK-BASED AWARDS
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2015 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	7,746	$30.04	7.8	$77,498
Granted	570	34.63
Exercised	(445)	15.39
Forfeited	(343)	41.87
Outstanding, September 30, 2015	7,528	$30.71	7.3	$60,459

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at September 30, 2015	4,651	$24.56	6.6	$57,906
Vested and expected to vest at September 30, 2015	7,426	30.58	7.3	60,378
Unrecognized compensation expense relating to stock options was $51.6 million at September 30, 2015, which is expected to be recognized over a weighted-average period of 2.4 years.
The aggregate grant date fair value of stock options granted during the nine months ended September 30, 2015 was $8.4 million.

Restricted Stock Units
The Company granted restricted stock units covering 1,762,994 shares of its common stock during the nine months ended September 30, 2015. At September 30, 2015, there were 2,219,249 shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $63.2 million at September 30, 2015, which is expected to be recognized as expense over the weighted-average period of 3.2 years.
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
The Company recognized compensation expense related to these performance-based awards of $0.6 million and $1.3 million for the three and nine months ended September 30, 2015, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $4.9 million at September 30, 2015, based on the probable performance target level at that date, which is expected to be recognized as expense over the weighted-average period of 2.2 years.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the employee stock purchase plan and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of revenue	$1,106	$636	$2,769	$1,964
Sales and marketing expense	6,672	5,303	16,869	13,258
Research and development expense	1,663	926	4,175	2,498
General and administrative expense	2,726	1,613	6,855	6,784
Total	$12,167	$8,478	$30,668	$24,504

9. INCOME TAXES
The Company’s income tax provision was approximately $0.1 million and $0.8 million with an effective income tax rate of 0.7% and 1.2% for the three and nine months ended September 30, 2015, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
Lease Commitments
During the nine months ended September 30, 2015, the Company entered into various operating lease agreements with obligations of approximately $0.2 million for 2015, $0.5 million for 2016 and $0.1 million for 2017.
Other Commitments
In September 2015, the Company amended an agreement with one of its third-party service providers, whereby the Company committed to provide certain dollar amounts of professional service projects related to implementation and other services for clients of the Company. The amendment increased the contractual commitment amount by $12.0 million in each of 2016 and 2017.
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
11. RELATED PARTY TRANSACTIONS
In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended September 30, 2015 and 2014, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.9 million and $0.6 million, respectively, and for the nine months ended September 30, 2015 and 2014 values of $2.2 million and $1.7 million, respectively.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During the three months ended September 30, 2015 and 2014, the Company recorded $0.2 million and $0.1 million, respectively, and for the nine months ended September 30, 2015 and 2014 recorded $0.4 million and $0.4 million, respectively, in expenses related to the use of the accounting software from the company whose executive officer served on the Company’s Board of Directors during those years.
12. SUBSEQUENT EVENTS
During October and November 2015, the Compensation Committee of the Company’s Board of Directors granted restricted stock units covering an aggregate of 253,010 shares of the Company’s common stock which generally vest annually over four years.

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
Overview
We provide cloud-based learning and talent management software, delivered as Software-as-a-Service, or SaaS, to enable a lifetime of learning and development that is fundamental to the growth of employees and organizations.
Our Enterprise and Mid-Market solution is a comprehensive and unified cloud-based suite that addresses critical talent needs throughout the entire employee lifecycle, from recruitment, onboarding, training, and collaboration, to performance management, compensation, succession planning and analytics. We also offer Enterprise and Mid-Market organizations an additional product, Extended Enterprise, to manage training for their external networks of partners, suppliers, resellers, distributors, members and customers. To complement our product suite, we offer a number of cross-product tools for analytics and reporting, employee profile management, and e-learning content aggregation. We also provide consulting services for configuration and training, as well as third-party e-learning content for use with our solution. After the initial purchase of our solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the solution across their organizations and increase usage of the solution over time.
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
We introduced Cornerstone Edge and Cornerstone Insights in May 2015 to add flexibility and extensibility to our suite of applications while enabling clients, collaborators and developers to derive more value out of their talent investments. Cornerstone Edge is a new cloud computing architecture and a Platform-as-a-Service solution that provides clients, collaborators and third-party developers with new, easy-to-use tools and services for efficiently creating and deploying new and pre-existing applications within our suite of applications. Cornerstone Insights is a suite of predictive analytics dashboards that applies sophisticated data science to workforce data, enabling business leaders to identify how to use data better to hire, train, manage and retain top talent. Cornerstone Insights uses machine learning technology to collect and analyze data from various segments of the employee lifecycle for discovering relationships and acting on insights in real time. Cornerstone’s network of shared talent data spans more than 22.2 million users and nearly 16 years of talent management activity.

We currently have over 2,400 clients who use our Enterprise and Mid-Market solution to empower more than 22.2 million users across 191 countries in 42 different languages. Clients range from multinational enterprises to midsize companies and small businesses, representing all major industries across the globe. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007, to 1,631 at December 31, 2013, to 2,153 at December 31, 2014, and to 2,466 at September 30, 2015.
We generate most of our revenue from the sale of our solutions pursuant to multi-year client agreements. Client agreements for our Enterprise and Mid-Market solution typically have terms of three years. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We generally price our Enterprise and Mid-Market solution based on the number of products purchased and the permitted number of users with access to each product. We expect to price Cornerstone Edge based on usage and to generate platform fees from independent software vendors that build or integrate applications on our platform. We also generate revenue from consulting services for configuration, training, and consulting, as well as from the resale or hosting of third-party e-learning content.
We sell our solutions through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to continue to invest in our direct sales and distribution activities to address our market opportunity.
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions typically is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $87.3 million and $243.8 million for the three and nine months ended September 30, 2015, respectively, from $68.3 million and $187.2 million for the three and nine months ended September 30, 2014, respectively.
We have historically experienced seasonality in terms of when we enter into client agreements. We usually sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we typically sign a large portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new clients, the timing of when we invoice new clients, the timing of when we invoice existing clients for annual subscription periods, and the timing of when we recognize revenue. We expect this seasonality to continue in the future, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
We believe the market for talent management remains large and underpenetrated, providing us with significant growth opportunities. We expect businesses and other organizations to continue to increase their spending on talent management solutions in order to maximize the productivity of their employees, manage changing workforce demographics and ensure compliance with global regulatory requirements. Historically, many of these software solutions have been human resource applications running on hardware located on organizations’ premises. We have seen many of these organizations increasingly choose SaaS for their talent management solutions and we anticipate that trend will continue.
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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds and U.S. treasury securities in the three and nine months ended September 30, 2015.

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
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2014, we added a policy related to stock-based compensation for our 2010 Employee Stock Purchase Plan (“ESPP”). The fair value of each stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model and this is recognized on a straight-line basis over the offering period. As of September 30, 2015, there have been no additional material changes to our critical accounting policies since December 31, 2014.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$87,271	$68,318	$243,789	$187,195
Cost of revenue	27,246	19,374	79,801	54,187
Gross profit	60,025	48,944	163,988	133,008
Operating expenses:
Sales and marketing	53,255	41,512	150,659	116,259
Research and development	10,457	7,552	30,207	21,335
General and administrative	13,194	9,576	36,545	30,485
Amortization of certain acquired intangibles	150	211	450	675
Total operating expenses	77,056	58,851	217,861	168,754
Loss from operations	(17,031)	(9,907)	(53,873)	(35,746)
Other income (expense):
Interest income	218	174	590	587
Interest expense	(3,138)	(3,049)	(9,343)	(9,087)
Other, net	(66)	(1,351)	(3,257)	(1,956)
Loss before income tax provision	(20,017)	(14,133)	(65,883)	(46,202)
Income tax provision	(132)	(178)	(790)	(531)
Net loss	$(20,149)	$(14,311)	$(66,673)	$(46,733)

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue (in thousands)	$87,271	$68,318	$243,789	$187,195
Bookings (in thousands)	$103,683	$82,073	$258,449	$201,840
Number of clients	2,466	1,956	2,466	1,956
Number of users (in millions)	22.2	16.6	22.2	16.6

Revenue increased $19.0 million, or 28%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily the result of a $16.7 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to July 1, 2015. In addition, revenue increased by $2.3 million from the acquisition of new clients during the three months ended September 30, 2015.
Revenue increased $56.6 million, or 30%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was primarily the result of a $42.2 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2015. In addition, revenue increased by $14.4 million from the acquisition of new clients during the nine months ended September 30, 2015.
The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue for United States	$57,552	$47,273	$165,611	$128,739
Percentage of total revenue for United States	66%	69%	68%	69%
Revenue for all other countries	$29,719	$21,045	$78,178	$58,456
Percentage of total revenue for all other countries	34%	31%	32%	31%
	$87,271	$68,318	$243,789	$187,195
Bookings increased $21.6 million, or 26% and $56.6 million, or 28%, respectively, for the three and nine months ended September 30, 2015 as compared to the same periods in 2014, reflecting an increase in both revenue and deferred revenue compared to the same periods in 2014. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended September 30, 2015
Revenue		$87,271
Deferred revenue at June 30, 2015	$189,584
Deferred revenue at September 30, 2015	205,996
Change in deferred revenue		16,412
Bookings		$103,683
	Deferred Revenue Balance	Three Months Ended September 30, 2014
Revenue		$68,318
Deferred revenue at June 30, 2014	$139,712
Deferred revenue at September 30, 2014	153,467
Change in deferred revenue		13,755
Bookings		$82,073

	Deferred Revenue Balance	Nine Months Ended September 30, 2015
Revenue		$243,789
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at September 30, 2015	205,996
Change in deferred revenue		14,660
Bookings		$258,449
	Deferred Revenue Balance	Nine Months Ended September 30, 2014
Revenue		$187,195
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at September 30, 2014	153,467
Change in deferred revenue		14,645
Bookings		$201,840
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
Our number of clients grew 26% at September 30, 2015 compared to September 30, 2014. Our number of users increased 34% at September 30, 2015 compared to September 30, 2014.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Cost of revenue	$27,246	$19,374	$79,801	$54,187
Gross profit	$60,025	$48,944	$163,988	$133,008
Gross margin	69%	72%	67%	71%

Cost of revenue increased $7.9 million, or 41%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase in cost of revenue was primarily due to $2.2 million in increased amortization of capitalized software mainly due to the additional amortization of software obtained through the acquisition of Evolv, $1.7 million in increased employee-related costs due to higher headcount, $1.4 million in increased costs related to outsourced consulting services and a $1.1 million increase in allocated overhead costs. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Cost of revenue increased $25.6 million, or 47%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase in cost of revenue was primarily due to $7.5 million in increased costs related to outsourced consulting services, $6.5 million in increased amortization of capitalized software related to the software obtained through the acquisition of Evolv, $4.2 million in increased employee-related costs due to higher headcount, $2.8 million increase in allocated overhead costs and a $2.1 million increase due to the amortization of capitalized software. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
The following table presents our estimate of remaining amortization expense for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2015 (in thousands):

2015	$2,643
2016	9,282
2017	7,431
Total	$19,356
Estimated remaining amortization expense of $2.5 million, $9.1 million and $7.4 million will be recorded in cost of revenue for 2015, 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Sales and marketing	$53,255	$41,512	$150,659	$116,259
Percent of revenue	61%	61%	62%	62%
Sales and marketing expenses increased $11.7 million, or 28%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2015 increased compared to September 30, 2014, contributing to an increase in employee-related costs of $9.0 million. In addition, we incurred increased travel costs associated with our sales and marketing teams of $1.1 million and increased costs associated with outsourced marketing programs of $0.6 million.
Sales and marketing expenses increased $34.4 million, or 30%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at September 30, 2015 increased compared to September 30, 2014, contributing to an increase in employee-related costs of $24.4 million. In addition, we incurred increased costs associated with outsourced marketing programs of $3.9 million, increased travel costs associated with our sales and marketing teams of $3.0 million and increased costs for overhead costs, such as rent, IT costs, and depreciation and amortization of $1.9 million.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
Research and development	$10,457	$7,552	$30,207	$21,335
Percent of revenue	12%	11%	12%	11%
Research and development expenses increased by $2.9 million, or 38%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was principally due to an increase in research and development headcount at September 30, 2015 compared to September 30, 2014 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $2.4 million. The remaining increase relates to allocated overhead costs.
Research and development expenses increased by $8.9 million, or 42%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was principally due to an increase in research and development headcount at September 30, 2015 compared to September 30, 2014 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $7.2 million. The remaining increase relates to allocated overhead costs.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $4.4 million and $2.9 million of software development costs and amortized $2.3 million and $1.6 million in the three months ended September 30, 2015 and 2014, respectively, and capitalized $12.1 million and $8.2 million and amortized $6.5 million and $4.5 million in the nine months ended September 30, 2015 and 2014, respectively.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(dollars in thousands)
General and administrative	$13,194	$9,576	$36,545	$30,485
Percent of revenue	15%	14%	15%	16%
General and administrative expenses increased by $3.6 million, or 38%, for the three months ended September 30, 2015 as compared to the same period in 2014. The increase was driven by higher costs to support our growing business, which mainly consists of costs incurred in connection with increases in general and administrative headcount. General and administrative expenses are expected to continue to increase with the growth of our company.
General and administrative expenses increased by $6.1 million, or 20%, for the nine months ended September 30, 2015 as compared to the same period in 2014. The increase was driven by higher costs to support our growing business, which mainly consists of costs incurred in connection with increases in general and administrative headcount. General and administrative expenses are expected to continue to increase with the growth of our company.
Amortization of certain acquired intangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Amortization of certain acquired intangible assets	$150	$211	$450	$675
Amortization of certain acquired intangible assets remained consistent for the three months ended September 30, 2015, as compared to the same period in 2014. Amortization of certain acquired intangible assets decreased by $0.2 million, or 33% for the nine months ended September 30, 2015, as compared to the same period in 2014 due to certain intangible assets acquired through our April 2012 acquisition of Sonar Limited being fully amortized in 2014.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Interest income	$218	$174	$590	$587
Interest expense	(3,138)	(3,049)	(9,343)	(9,087)
Other, net	(66)	(1,351)	(3,257)	(1,956)
Total	$(2,986)	$(4,226)	$(12,010)	$(10,456)
Interest income remained consistent for the three and nine months ended September 30, 2015, as compared to the same period in 2014. Interest expense for the three and nine months ended September 30, 2015 increased by $0.1 million and $0.3 million, respectively, as compared to the same periods in 2014 due to an increase in interest expense for our convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and nine months ended September 30, 2015 and 2014, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(in thousands)
Income tax provision	$(132)	$(178)	$(790)	$(531)
For the three and nine months ended September 30, 2015, we recorded an income tax provision related to foreign and certain state income taxes.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our condensed consolidated balance sheet as of September 30, 2015.
At September 30, 2015, our principal sources of liquidity were $57.9 million of cash and cash equivalents, investments of $200.9 million, and $93.3 million of accounts receivable.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(9,284)	$(11,431)
Net cash used in investing activities	(105,778)	(1,864)
Net cash provided by financing activities	8,717	8,595
Net Cash Used in Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities of $9.3 million in the nine months ended September 30, 2015 was a result of the continued growth of our business and our continued investments for further growth. In the nine months ended September 30, 2015, $58.6 million, or 88%, of our net loss of $66.7 million consisted of non-cash items, including $30.7 million of stock-based compensation, $19.9 million of depreciation and amortization, $6.5 million of accretion of debt discount and amortization of debt issuance costs and $1.7 million of unrealized foreign exchange losses. Cash used in operating activities was partially offset by purchased premium net of amortization of $0.1 million related to investment securities.
Cash used in operating activities in the nine months ended September 30, 2015 also included a $9.5 million increase in accounts receivable due to receipt of payments from our clients, a $4.8 million increase in prepaid and other assets primarily due to the timing of payment to vendors, $2.1 million increase in deferred commissions due to the seasonality of our business, a decrease in accounts payable of $1.0 million attributable to the timing of payment to vendors and a decrease in other liabilities of $0.7 million primarily due to the timing of payments. Cash used in operating activities was partially offset by a $16.5 million increase in deferred revenue due to increased billings during the nine months ended September 30, 2015 and a $0.4 million increase in accrued liabilities primarily due to the timing of payments.
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
Net Cash Used in Investing Activities
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In July 2013, we began to invest the proceeds of our convertible notes in investment securities. In June 2014, September 2014, May 2015 and July 2015, we made strategic investments in privately-held companies. In November of 2014, we purchased the privately held company, Evolv Inc. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $105.8 million of cash in investing activities in the nine months ended September 30, 2015, primarily due to $162.2 million in purchases of investment securities, $15.0 million in purchases of additional equipment, and $10.0 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by a $81.4 million increase related to cash received from the maturities of investment securities.

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
Net Cash Provided by Financing Activities
Cash provided by financing activities of $8.7 million in the nine months ended September 30, 2015 was primarily due to proceeds from employee stock awards of $9.2 million, including proceeds from option exercises and cash received for the purchase of shares under our ESPP. These proceeds were partially offset by our repayment of our credit facility of $0.3 million and payments of $0.2 million on our capital lease and financing obligations.
Cash provided by financing activities of $8.6 million in the nine months ended September 30, 2014 was primarily due to proceeds from stock option exercises of $9.7 million. These proceeds were partially offset by our payments of $0.7 million on our capital lease and financing obligations and repayment of our credit facility of $0.4 million.
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2015 except for the following: we (i) entered into various operating lease agreements with obligations of approximately $0.2 million in 2015, $0.5 million in 2016 and $0.1 million in 2017; (ii) entered into an agreement with a third-party content provider whereby we are obligated to pay guaranteed fees of $0.2 million in 2015, 2016 and 2017; and (iii) amended an agreement to increase our contractual commitment with a third-party service provider by $12.0 million in each of 2016 and 2017.
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
Interest Rate Risk
At September 30, 2015, we had cash and cash equivalents of $57.9 million and investments of $200.9 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2015, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $5.3 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $20.1 million, $66.7 million, $64.9 million, $40.4 million, and $31.4 million for the three and nine months ended September 30, 2015, and years ended December 31, 2014, 2013 and 2012, respectively. At September 30, 2015, our accumulated deficit was $368.0 million and total stockholders’ equity was $10.1 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include, among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for talent management solutions in particular. We sell our Enterprise and Mid-Market solution primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solutions at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and talent management solutions as well as pressure from clients and potential clients for extended billing terms, which occurred during the recent recession. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their information technology and talent management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
Our financial results may fluctuate due to our long, variable and, therefore, unpredictable sales cycle and our focus on large and mid-market organizations.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. If our sales cycle becomes longer or more variable, our results may be adversely affected. Our sales cycle generally varies in duration from two to nine months and, in some cases, much longer depending on the size of the potential client. Factors that may influence the length and variability of our sales cycle include among others:

•	the need to educate potential clients about the uses and benefits of our solutions;

•	the relatively long duration of the commitment clients make in their agreements with us;

•	the discretionary nature of potential clients’ purchasing and budget cycles and decisions;

•	the competitive nature of potential clients’ evaluation and purchasing processes;

•	the lengthy purchasing approval processes of potential clients;

•	the evolving functionality demands of potential clients;

•	fluctuations in the talent management needs of potential clients; and

•	announcements or planned introductions of new products by us or our competitors.

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
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our solutions;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S. and Europe;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	general economic, industry and market conditions; and

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,209 employees on September 30, 2014 to 1,606 employees on September 30, 2015. In addition, we have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of client agreements or a loss of clients, and adversely affect our business.
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
As Internet commerce continues to evolve, regulation by federal, state or foreign agencies may increase. We are particularly sensitive to these risks because the Internet is a critical component of our business model. In addition, taxation of services provided over the Internet or other charges for accessing the Internet may be imposed by government agencies or private organizations. Legislation has been proposed that may impact the way that Internet service providers treat Internet traffic. The outcome of such proposals is uncertain but certain outcomes may negatively increase our operating costs or otherwise impact our business. Any regulation imposing greater fees for Internet use or restricting information exchanged over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.
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
We have less significant experience in marketing, selling and supporting our products and services abroad than domestically. Our less significant experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
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
At September 30, 2015, we had $57.9 million in cash and cash equivalents and $199.3 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
Date: November 6, 2015

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