Form 10-K
period 2015-12-31
Cornerstone OnDemand Inc
filed 2016-02-26
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2015, the last day of the registrant’s most recently completed second fiscal quarter, was $859,871,773 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on June 30, 2015).
On February 19, 2016, 54,794,363 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the definitive Proxy Statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2015.

CORNERSTONE ONDEMAND, INC.
2015 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2016 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

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
Cornerstone is a leading global provider of talent management solutions delivered as Software-as-a-Service (“SaaS”). Our solutions support the management of the entire employee lifecycle, with a focus on learning and development that is fundamental to the growth of employees and organizations.
Our Enterprise and Mid-Market solution is a unified cloud-based platform that addresses critical talent needs throughout the entire employee lifecycle, from recruitment, onboarding, training and collaboration, to performance management, compensation, succession planning and analytics. The platform is composed of several products, focused on recruiting, learning management, performance management and analytics. The platform also helps improve business execution through integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. We introduced Cornerstone Edge and Cornerstone Insights in May 2015 to add flexibility and extensibility to our suite of applications while enabling clients, collaborators and developers to derive more value out of their talent investments.
We also offer Cornerstone for Salesforce and Cornerstone Growth Edition. Cornerstone for Salesforce is a cloud-based learning solution developed natively on the Salesforce.com platform. Cornerstone for Salesforce allows organizations to provide seamless access to sales enablement and just-in-time training embedded within Salesforce. Cornerstone Growth Edition is a cloud-based learning and talent management solution targeted to organizations with 250 or fewer employees.
Our clients include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, and non-profit entities. We sell our solutions domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies and global system integrators.

We have grown our business each of the last 14 years, and since 2002, we have averaged an annual dollar retention rate of approximately 95%, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Metrics.” Since 2001, our implied monthly recurring revenue from existing clients has been greater at the end of each year than at the beginning of the year. Our revenue has grown to $339.7 million in 2015 from $263.6 million in 2014 and from $185.1 million in 2013. As of December 31, 2015, 2,595 clients used our Enterprise and Mid-Market solution to empower more than 23.8 million users across 191 countries in 42 different languages.
The Market
Human capital is both a major asset and expense for all organizations. Based on the U.S. Bureau of Labor Statistics data as of September 2015, total compensation paid to the United States civilian workforce of approximately 156.9 million people was expected to exceed $10.8 trillion in 2015.
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

•
Building a Leadership Pipeline. Identifying, preparing and retaining individuals for leadership positions at all levels and across all parts of the organization, which has become an acute challenge with the growing mobility and turnover of employees and the impending retirements of the Baby Boomers.

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
We believe many of the existing solutions suffer from one or more of the following shortcomings:

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

•
Scalable to Meet the Needs of Organizations. Our suite has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our suite is capable of supporting deployments of various sizes. Today we service 23 multi-national corporations with over 150,000 active users each. Our largest deployment is for over 350,000 users.

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

•
Expand and Strengthen Our Alliances. We intend to grow our distribution channels through key business alliances, including agreements with global vendors such as Aon Hewitt, Appirio, Inc., Automatic Data Processing, Inc., Deloitte Consulting LLP, The Educe Group, Ellucian Company L.P., Kronos, Inc., Tribridge, Workday, Inc., and Xerox Corporation, as well as the continued expansion of our regional relationships with distributors like CDP Group, Limited (China), eLearning99 (China), ISQ eLearning (Portugal), Kalleo Learning (South Africa), Logica plc (Europe), Neoris de Mexico, S.A. de C.V. (Mexico), Neospheres SAS (France), Sage Software, Inc. (North America), T2 Optimise PTY Ltd. (Asia Pacific), Talentech (Israel) and Xchanging HR Services Limited (United Kingdom).

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally. We intend to grow our Europe, Middle-East and Africa, or EMEA, and Asia-Pacific operations, which provide for direct sales, alliances, services and support in the regions. We have grown our EMEA client base from one client at December 31, 2007 to 409 clients at December 31, 2015 and our Asia-Pacific client base from two clients at December 31, 2009 to 119 clients at December 31, 2015.

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
Acquisitions. In November 2014 we acquired Evolv Inc., or Evolv, a San Francisco based workforce planning and predictive analytics platform provider. We feel the acquisition has accelerated our big data initiative by accelerating the roadmap for workforce planning and predictive analytics. In addition, we believe the acquisition adds a team with deep machine learning and big data analytics expertise to our portfolio of talented professionals which is expected to create synergies and continue to strengthen our core talent management solution.

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
Our Solutions
Our Enterprise and Mid-Market solution is a comprehensive talent management suite that our clients use to find, develop, connect, evaluate and engage their human capital. We built this suite using a single code base and a multi-tenant, multi-user architecture that we host in our data centers. The suite consists of a collection of product offerings to help organizations manage key phases of the employee life cycle from recruitment, onboarding, training, and collaboration, to performance management, compensation, succession planning, and a product to manage training for their external networks of partners, suppliers, resellers, distributors and customers. To complement our product suite, we offer a number of cross-product tools for analytics and reporting, employee profile management and e-learning content aggregation.
Our Product Offerings
Cornerstone Recruiting. Our recruiting product offering supports the modern ways that businesses source, recruit and hire new employees. The recruiting product offering is fully integrated with our existing talent management suite. It was built using Cornerstone's pure-cloud, multi-tenant architecture, leveraging a common platform, workflow engine, and reporting and administration model. This architecture provides clients with faster deployments, greater flexibility to adapt and change the application without cost or risk, and a seamless user experience across all Cornerstone applications. Clients can use the recruiting product offering to:

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
Cornerstone Onboarding. Our onboarding product offering delivers the resources, connections and tools at critical points across the employee lifecycle. The onboarding product offering complements the recruiting product offering to reduce administrative burden and promote collaboration between employees, managers, HR and across departments. Clients can use the onboarding product offering to:

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

Cornerstone Learning. Our learning product offering helps clients deliver and manage enterprise training and development programs. It links employee development to other parts of the talent management lifecycle, including performance management and succession planning. The learning product offering supports all forms of training, including instructor-led training, e-learning and virtual classroom sessions. We have made tens of thousands of online training titles from dozens of global e-learning providers accessible through the learning product offering to help clients reduce overall training expense and cost-effectively migrate to blended learning curricula of online and instructor-led training. Clients can use the learning product offering to:

•
manage local and global compliance programs, including the tracking of any recurring or non-recurring license, designation, certification, or other compliance-related training and continuing education requirements;

•	access thousands of e-learning classes from our existing off-the-shelf content providers;

•	create, publish and deliver the client’s own proprietary training content with our authoring tools;

•	automate the administration of instructor-led training sessions, and launch and track virtual classrooms through integrations with third-party tools such as Cisco Webex and Microsoft LiveMeeting;

•	deliver sophisticated curricula that can include multiple sequenced parts, multiple types of training and enforcement of pre-requisites and follow-up assignments;

•	report on costs, participation levels and evaluations of development programs through permission-based dashboards, standard reports and custom reports; and

•
enable enterprise social collaboration through rich user profiles as well as the ability to participate in discussions, send messages, contribute to corporate wikis, author blogs, subscribe to information feeds and download audio and videocasts.

Cornerstone Performance. Our performance product offering allows clients to direct and measure performance at the individual, departmental and organizational levels through ongoing competency management, organizational goal setting, performance appraisal, and development planning. Performance data can also be used by the learning product offering to set training priorities and to make informed workforce planning decisions. Clients can use the performance product offering to:

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
Cornerstone Succession. Our succession product offering allows clients to proactively plan for organizational change. The succession product offering serves both the employee looking for career advancement and the executive team planning for the future. Clients can use the succession product offering to:

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
Cornerstone Compensation. Our compensation product offering allows clients to reward their employees for hard work in direct relation to performance. The compensation product offering enables clients to make more informed decisions about the allocation of base pay, bonus and equity awards. Clients can use the compensation product offering to:

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
Cornerstone Extended Enterprise. Our extended enterprise product offering helps clients extend talent management to their customers, vendors, and distributors. The extended enterprise product offering enables clients to develop new profit centers, increase sales, cut support costs and boost channel productivity. Clients can use the extended enterprise product offering to:

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
Cornerstone for Salesforce. Our Cornerstone for Salesforce product is a learning solution developed natively on the Salesforce.com platform. The Cornerstone for Salesforce product allows organizations to improve sales performance by providing access to just-in-time training embedded within Salesforce. Clients can use the Cornerstone for Salesforce product offering to:

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

Our Customers
As of December 31, 2015, 2,595 clients used our Enterprise and Mid-Market solution with approximately 23.8 million registered users across 191 countries and 42 languages. Our clients represent a variety of different industries, including automotive, business services, education and publishing, financial services, food and restaurants, healthcare, insurance, media and communications, non-profits, pharmaceuticals, public sector, retail, technology, and travel. No single client accounted for 10% or more of our total revenue in 2015, 2014, or 2013. Some of our significant clients across a variety of different industries who have agreed to be named include:
Automotive
BMW AG
Jaguar Land Rover Automotive plc
PSA Peugeot Citroën
Business Services
Advantage Solutions
Deutsche Post AG
ID Logistics Group SA
Education & Publishing
Los Angeles Unified School District
Ohio State University
University of Rochester
Financial Services
BNP Paribas
Commonwealth Bank
Deutsche Bank
Food & Restaurants
Darden Restaurants, Inc.
Fomento Economico Mexicano SAB de CV
Wendy’s International, LLC
Healthcare
Dignity Health
Res-Care, Inc.
McKesson Corporation
Insurance
American International Group, Inc.
AXA
RSA Insurance Group plc
Media & Communications
CSC Holdings LLC
Millicom International Cellular S.A.
Virgin Media Limited
Non-Profits
American Red Cross
Teach for America, Inc.
United Nations High Commissioner for Refugees
Pharmaceuticals
Novartis International AG
Sanofi S.A.
F. Hoffmann-La Roche AG
Public Sector
State of North Carolina
U.S. Department of Commerce
U.S. Department of the Treasury

Retail
Grupo Bimbo, S.A.B. de C.V.
Inter IKEA Systems B.V.
Unilever
Technology
Flextronics International
Hitachi, Ltd.
Royal Philips Electronics
Travel
MGM Resorts International
Princess Cruise Lines, Ltd.
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
Our Enterprise and Mid-Market solution is deployed using a multi-tenant and multi-user architecture, which provides our enterprise clients with their own database. We employ a modularized architecture to balance the load of clients on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our clients. Our existing infrastructure has been designed with sufficient capacity to meet our current and estimated near term future needs.
Security is of paramount importance to us due to the sensitive nature of employee data. We have designed our Enterprise and Mid-Market solution to meet certain rigorous industry security standards and to help assure clients that their sensitive data is protected across the system. We ensure high levels of security by segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including automated scans, periodic security audits and penetration tests conducted by our clients and commissioned by us from third parties.

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
Operations
We physically host our Enterprise and Mid-Market solution for our clients in two secure third-party data center facilities, one located in El Segundo, California and the other located near London, United Kingdom. Both facilities are leased from Equinix, Inc. These facilities provide physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, redundant power and environmental controls. We lease space for disaster recovery purposes from Equinix in Virginia and from TelecityGroup in Manchester, United Kingdom.
Our infrastructure includes firewalls, switches, routers, load balancers, and IDS/IPS from Palo Alto Networks, Cisco Systems and other widely commercially available vendors to provide the networking infrastructure and high levels of security for the environment. We use industry standard blade and rack-mounted servers to run our Enterprise and Mid-Market solution and Akamai Technologies’ Global Network of Edge Servers for content caching. We use solid state storage and other storage technologies from leading vendors SanDisk, Pure Storage and HP.
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
Our research and development expenses were $41.0 million in 2015, $30.6 million in 2014 and $21.3 million in 2013.
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

•
Enterprise. Our enterprise sales team sells to large enterprises with 5,000 or more employees. This team is composed primarily of experienced solution sales executives, with an average tenure of over 20 years in sales.

•
Nationals. Our nationals sales team sells to organizations with between 1,000 and 4,999 employees. This team is composed primarily of experienced sales individuals, with an average tenure of over 15 years in sales.

•	Majors. Our majors sales team sells to organizations with between 251 and 999 employees. This team is composed primarily of experienced sales individuals, with an average tenure of 15 years in sales.

•	Growth Edition. Our Cornerstone Growth Edition sales team is targeted to clients with 250 or fewer employees.

•	Public Sector. Our public sector sales team targets federal, state and local government, as well as K-12 and higher education institutions.

•	Healthcare. Our healthcare sales team targets healthcare providers such as hospitals, healthcare equipment and services, pharmaceuticals, biotechnology and related life science organizations.

•
EMEA. We have both enterprise and mid-market sales professionals based in core European markets. This team is composed primarily of experienced sales individuals, with an average tenure of over 15 years in sales.

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

•	Marketing Communications. We undertake media relations, corporate communications, industry analyst relations activities and social media outreach.
Strategic Relationships
We have entered into alliance agreements in order to expand our capabilities and geographic presence and provide our clients with access to specific types of content. We have entered into relationships with various third party consulting firms, such as Aon Hewitt, Appirio Inc., Bluewater Learning Inc., The Educe Group and Tribridge to assist in the successful implementation of our solutions and to optimize our clients’ use of our solutions during the terms of their engagements. We utilize these firms to assist in delivery of implementation and integration services amongst other consulting services. As our business grows, we expect to continue to utilize increasing amounts of these services.
Outsourcing and Distribution Relationships
We have developed a network of outsourcing, distribution, and referral relationships to expand our reach and provide product and services sales through indirect channels. These include agreements with global vendors such as Aon Hewitt, Appirio Inc., Automatic Data Processing, Inc., Ellucian Company L.P., and Xerox Corporation as well as regional distributors such as BSI Tecnologia in Brazil, CDP Group, Limited in China, eLearning99 in China, ISQ eLearning in Portugal, Kalleo Learning in South Africa, Logica plc in Europe, Neoris de Mexico, S.A. de C.V. in Mexico, Neospheres SAS in France, Sage Software, Inc. in North America, Xpert Learning in United Arab Emirates, T2 Optimise PTY Ltd. in Asia Pacific, Talentech Ltd. in Israel, and Xchanging HR Services Limited in the United Kingdom. We expect to continue to add distributors to build our sales presence in certain geographic and vertical markets.
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
Most of our sales efforts are competitive, often involving requests for proposals. We compete primarily on the basis of providing a comprehensive, fully integrated suite for talent management as opposed to specific service offerings.
In the applicant tracking systems segment, which the recruiting and onboarding product offerings each serve, our principal competitors include companies such as Oracle Corporation, and International Business Machines Corporation. We compete in this segment primarily on the basis of:

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
In the learning management systems segment, which the learning and extended enterprise product offerings each serve, our principal competitors include companies such as Oracle Corporation, Saba Software, Inc., SAP America, Inc., and SkillSoft Corp. In this segment, we compete primarily based on:

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
In the performance management systems segment, which the performance, succession and compensation product offerings each serve, our principal competitors include companies such as Halogen Software, Inc., Lumesse Limited, Oracle Corporation, Peoplefluent, Inc., and SAP America, Inc. These vendors are, like us, largely SaaS providers. We compete in this segment primarily on the basis of:

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

Government Contracts
Many of our contracts with government agencies are subject to termination at the election of the government agency. While our government contracts generally do not provide for renegotiation of fees at the election of the Government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments otherwise payable under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts. For additional information, see “Risk Factors—We face risks associated with our sales to governmental entities.”
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

•
Impact Grant Program. The Impact Grant program allows nonprofit organizations to achieve substantial social impact by using learning technology to expand the reach and scale of their community programs and services. Through the Impact Grant program, the Foundation selects four nonprofit organizations annually from around the globe to each receive a two-year grant equal to $1.0 million in value. Grantees are awarded unlimited usage of the learning product offering as well as access to a range of pro bono business consulting services. Using the learning product offering, organizations can effectively and efficiently scale their programs by automating the delivery of their training to clients, volunteers, partner agencies, and anyone else at any time. Grantees include organizations such as The Alliance, The Ounce, and Darkness to Light.

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
Employees
At December 31, 2015, we had 1,645 employees, which is a 21% increase from 1,361 employees at December 31, 2014. None of our employees are covered by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong. Internally, we strive to empower our people by using our Enterprise and Mid-Market solution to on-board, develop, connect, align, assess, retain and promote our own employees.

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
We have incurred losses since our inception. We experienced net losses of $85.5 million, $64.9 million, and $40.4 million in 2015, 2014 and 2013, respectively. At December 31, 2015, our accumulated deficit was $386.9 million and total stockholders’ equity was $7.8 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for talent management solutions in particular. We sell our Enterprise and Mid-Market solution primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solutions at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and talent management solutions as well as pressure from clients and potential clients for extended billing terms, which occurred during the recent recession. If economic conditions deteriorate or do not materially improve, our clients and potential clients may elect to decrease their information technology and talent management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

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
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our solutions;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S. and Europe;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	fluctuations in foreign currency exchange rates;

•	general economic, industry and market conditions; and

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
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations, and expected growth in our market. Our assumptions and estimates related to our business growth, including the performance of our core business and emerging businesses and the demand for our solutions in the U.S., Europe and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc.; in April 2012, Oracle Corporation acquired Taleo Corporation; in August 2012 International Business Machines Corporation acquired Kenexa, Inc.; and in October 2014 Skillsoft Corp. acquired SumTotal Systems, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solutions and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,361 employees on December 31, 2014 to 1,645 employees on December 31, 2015. In addition, we have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the following risk factors “—As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” and “—We currently have a limited number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.”
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
Other than our acquisitions of Sonar Limited and Evolv Inc., we do not have any experience in acquiring other businesses. We may not be able to successfully integrate the personnel, operations and technologies of any businesses that we have acquired or may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	harm to our existing relationships with distributors and clients as a result of the acquisition;

•	the potential loss of key employees;

•	exposure to claims and disputes by third parties, including intellectual property claims and disputes;

•	the use of resources that are needed in other parts of our business; and

•	the use of substantial portions of our available cash to consummate the acquisition.
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
As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.
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
We have incurred and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if there is no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
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
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our talent management solutions through a standard web browser and depend on us for fast and reliable access to our solutions. Our software is proprietary, and we rely on third-party data center hosting facilities and the expertise of members of our engineering and software development teams for the continued performance of our solutions. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

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
Our talent management solutions enable our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union, or EU, and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. For example, the EU is considering adoption of a general data protection regulation that would supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, as well as negative publicity and a loss of business. Any of these matters could materially adversely affect our business, financial condition or operational results. Moreover, if future laws and regulations limit our clients’ ability to use and share employee data or our ability to store, process and share data with our clients over the Internet, demand for our solutions could decrease, our costs could increase, and our operating results and financial condition could be harmed.
In particular, with regard to transfers of personal data, as such term is used in the EU, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice (the “ECJ Ruling”). As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. We and those transferring personal data to us may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.
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

•	greater difficulty in supporting and localizing our products;

•	unrest and/or changes in a specific country’s or region’s political or economic conditions;

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
We currently have foreign sales denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, New Zealand Dollars, Norwegian Kroner, Polish Zloty, Singapore Dollar, Swedish Krona and Swiss Franc. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Fluctuations in the exchange rates of these foreign currencies negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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
At December 31, 2015, we had $107.7 million in cash and cash equivalents and $199.5 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. From time to time we may make direct investments in privately held companies. For example, in June 2014, September 2014, May 2015, July 2015 and December 2015, we made strategic investments in privately-held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
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
Our principal offices are located in Santa Monica, California, where we occupy approximately 108,000 square feet of office space under operating leases that expire in January 2019. We have additional established offices in Amsterdam, Auckland, Bangalore, Düsseldorf, Hong Kong, London, Madrid, Mumbai, Munich, New Delhi, Paris, San Francisco, São Paulo, Stockholm, Sunnyvale, Sydney, Tel Aviv, and Tokyo to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations. Our foreign subsidiaries lease office space for their operations, including their local sales and professional services personnel.

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

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
First Quarter	$37.48	$28.89	$60.86	$45.96
Second Quarter	35.91	27.83	49.65	34.59
Third Quarter	38.79	32.66	46.20	34.41
Fourth Quarter	36.48	30.63	36.82	27.55
Holders of Record
As of January 31, 2016 there were 27 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from March 17, 2011 through December 31, 2015 with (ii) the cumulative total return of the NASDAQ Global Market Index and (iii) the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on March 17, 2011 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND*

*	Returns are based on historical results and are not necessarily indicative of future performance. See the disclosure in Part I, Item 1A. “Risk Factors.”

	March 17, 2011	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Cornerstone OnDemand	$100.00	$95.65	$154.85	$279.55	$184.58	$181.07
NASDAQ Global Market Index	$100.00	$86.60	$100.04	$166.92	$176.96	$176.93
NASDAQ Computer & Data Processing Index	$100.00	$101.97	$114.69	$151.33	$181.41	$192.74

The comparisons shown in the graph are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock.
Equity Compensation Plan Information
The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
The statement of operations data for the three years ended December 31, 2015, 2014, and 2013 and the balance sheet data at December 31, 2015 and 2014, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the two years ended December 31, 2012 and 2011 and the balance sheet data at December 31, 2013, 2012 and 2011, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.
The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated statements of operations data:
Gross revenue(1)	$339,651	$263,568	$185,129	$117,914	$75,522
Common stock warrant charge(1)	—	—	—	—	(2,500)
Net revenue	339,651	263,568	185,129	117,914	73,022
Cost of revenue	109,864	77,684	53,548	34,591	21,285
Gross profit	229,787	185,884	131,581	83,323	51,737
Operating expenses:
Sales and marketing	207,026	162,552	109,737	73,563	45,773
Research and development	40,991	30,618	21,260	14,886	10,149
General and administrative	49,877	41,802	33,572	25,912	15,122
Amortization of certain acquired intangible assets	600	828	1,004	739	—
Total operating expenses	298,494	235,800	165,573	115,100	71,044
Loss from operations	(68,707)	(49,916)	(33,992)	(31,777)	(19,307)
Other income (expense):
Interest income (expense) and other income (expense), net	(15,628)	(14,128)	(6,562)	(402)	(1,853)
Change in fair value of preferred stock warrant liabilities(2)	—	—	—	—	(42,559)
Loss before provision for income taxes	(84,335)	(64,044)	(40,554)	(32,179)	(63,719)
Income tax (provision) benefit	(1,181)	(855)	128	789	(181)
Net loss	$(85,516)	$(64,899)	$(40,426)	$(31,390)	$(63,900)
Accretion of redeemable preferred stock	—	—	—	—	(5,208)
Net loss attributable to common stockholders	$(85,516)	$(64,899)	$(40,426)	$(31,390)	$(69,108)
Net loss per share attributable to common stockholders, basic and diluted(3)	$(1.58)	$(1.22)	$(0.79)	$(0.63)	$(1.74)
Weighted average common shares outstanding, basic and diluted	54,171	53,267	51,427	49,929	39,824

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

(3)	See Note 2 and Note 4 to our consolidated financial statements for a description of the method used to compute basic and diluted net loss per share attributable to common stockholders.

	At December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$107,691	$166,557	$109,583	$76,442	$85,409
Property and equipment, net	27,021	21,424	14,436	7,947	3,663
Working capital, excluding deferred revenue	334,664	356,553	369,499	115,294	112,094
Total assets	561,545	505,655	451,355	171,834	135,362
Debt, current portion	—	351	519	916	265
Deferred revenue, current and non-current portion	252,139	191,336	138,822	92,252	55,880
Capital lease obligations, net of current portion	—	—	218	1,227	1,056
Debt, net of current portion	232,583	225,094	218,357	1,836	409
Total stockholders’ equity	7,822	35,502	52,895	46,648	62,460

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
We provide talent management solutions delivered as Software-as-a-Service, or SaaS. Our solutions support the management of the entire employee lifecycle, with a focus on learning and development that is fundamental to the growth of employees and organizations.
Our Enterprise and Mid-Market solution is a unified cloud-based platform that addresses critical talent needs throughout the entire employee lifecycle, from recruitment, onboarding, training and collaboration, to performance management, compensation, succession planning and analytics. The platform is composed of several products, focused on recruiting, learning management, performance management and analytics. The platform also helps improve business execution through integrating with an organization’s extended enterprise of clients, vendors and distributors by delivering training, certification programs and other content. We introduced Cornerstone Edge and Cornerstone Insights in May 2015 to add flexibility and extensibility to our suite of applications while enabling clients, collaborators and developers to derive more value out of their talent investments.
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
We also offer Cornerstone for Salesforce and Cornerstone Growth Edition. Cornerstone for Salesforce is a cloud-based learning solution developed natively on the Salesforce.com platform. Cornerstone for Salesforce allows organizations to provide seamless access to sales enablement and just-in-time training embedded within Salesforce. Cornerstone Growth Edition is a cloud-based talent management solution with learning and performance product offerings targeted to organizations with 250 or fewer employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions in our client and user count metrics as we believe the client and user count metrics for our Enterprise and Mid-Market solution give a better indication of our overall performance.
We currently have approximately 2,600 clients who use our Enterprise and Mid-Market solution to empower more than 23.8 million users across 191 countries in 42 different languages. For 2015 and 2014, no single client or distributor accounted for more than 10% of our revenue. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007 to 1,631 at December 31, 2013, 2,153 at December 31, 2014 and 2,595 at December 31, 2015.

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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients a portion of the annual subscription fees upfront for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue has grown to $339.7 million for the year ended December 31, 2015 from $263.6 million for the same period in 2014.
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

Our operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those described in the “Risk Factors” section of this Annual Report on Form 10-K, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional products or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solutions;

•	our ability to manage growth, including in terms of new clients, additional users, additional headcount and new geographies;

•	our ability to expand our enterprise and mid-market sales teams;

•	our ability to maintain stable and consistent quota attainment rates;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S. and internationally;

•	the timing and success of solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies; and

•	general economic and market conditions including fluctuations in foreign exchange rates.
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

•
Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions for a specified period of time, typically three years for our Enterprise and Mid-Market solution and annual or three-year periods for our Cornerstone for Salesforce and Cornerstone Growth Edition solutions. Fees are based on a number of factors, including the number of products purchased and the number of users having access to a solution. We generally recognize revenue from subscriptions ratably over the term of the agreements.

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

Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our solutions; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, consulting services and on-going client support; payments to external service providers contracted to perform implementation services; depreciation of data centers; amortization of capitalized software costs; amortization of developed technology and software license rights; content and licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing consulting services are significantly higher as a percentage of revenue than the costs associated with providing access to our solutions due to the labor costs to provide the consulting services.
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

We intend to continue to invest in sales and marketing and expect spending in these areas to increase as we continue to expand our business both domestically and internationally. We expect sales and marketing expenses will continue to increase in absolute dollars and to continue to be among the most significant components of our operating expenses.

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

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars as we continue to expand our operations.

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangibles consists of amortization of acquisition-related intangibles, including customer relationships, non-compete agreements, patents, trade names and trademarks.

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds and U.S. treasury securities, in the years ended December 31, 2015, 2014 and 2013.

•	Interest Expense. Interest expense consists primarily of interest expense from our convertible debt, accretion of debt discount, amortization of debt issuance costs and capital lease payments.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates, fair value adjustments to strategic investments and other non-operating expenses. We expect other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

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
The majority of our client arrangements include multiple deliverables, such as subscriptions to our software solutions accompanied by consulting services. Therefore, we recognize revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13. As our clients do not have the right to the underlying software code of our solutions, our revenue arrangements are outside the scope of software revenue recognition guidance.
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
We are not generally able to determine VSOE or TPE for our deliverables because we sell them separately and within a sufficiently narrow price range only infrequently, and because we have determined that there are no third-party offerings reasonably comparable to our solutions. Accordingly, we determine the selling prices of subscriptions to our solutions, consulting services and e-learning content based on BESP. In determining BESP for subscriptions to our solutions, we consider the size of client arrangements, as measured by number of users; whether the sales are made by our direct sales team or distributors; and whether the sales are to a domestic or an international client. We group sales of our solutions into multiple categories based on these criteria. We then compute an average selling price for each group. This average selling price represents our BESP for that type of client arrangement. For consulting services, we analyze both bundled arrangements that include subscriptions to our solutions and consulting services, as well as standalone purchases of different types of consulting services made subsequent to the original subscription. For these consulting services arrangements, we then examine the actual rate per hour we charge or, for fixed fee arrangements, the implied average rate per hour based on the fixed fee divided by the estimated hours to complete the service. The BESP is then the product of this average rate per hour and our estimate of the hours needed to complete the services. For e-learning content, we estimate BESP by reviewing fees for content in order to establish an average annual fee per user that reflects the cost we incur to acquire the related content from third-party providers. Additionally, we estimate BESP by reviewing fees for content-hosting by reviewing the selling price of gigabytes sold in order to establish a fee on a per user or bandwidth basis.
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
In a limited number of cases, the client’s intended use of a solution requires enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the enhancements have been made to the solution through the remaining term of the agreement. In other cases where the enhancement is not required for the client’s intended use, revenue is recognized separately for the enhancement and the solution. The enhancement revenue is recognized based on the allocated value on a straight-line basis once the enhancement has been made to the solution.
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

Commission Expense
We defer commissions paid to our sales force because these amounts are recoverable from future revenue from the non-cancelable client agreements that give rise to the commissions. We defer expense recognition upon payment and amortize expense to sales and marketing expenses over the term of the client agreement in proportion to the revenue that is recognized. Commissions are direct and incremental costs of our client agreements and we generally commence payment of commissions within 45 to 75 days after the execution of client agreements.
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
We estimate the fair value of our restricted stock units based on the closing price of our common stock as of the date of grant. We estimate the fair value of our stock options as of the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires judgment, including estimating (i) the value per share of our common stock, (ii) volatility, (iii) the term of the awards, (iv) the dividend yield and (v) the risk-free interest rate. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.
We use the average volatility of similar publicly traded companies as an estimate for our volatility. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock option exercises for our company, we apply a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on the United States Treasury yield curve in effect during the period the award was granted. Our estimated dividend yield is zero, as we have not declared dividends and do not currently intend to declare dividends in the foreseeable future.
Once we have determined the estimated fair value of our stock-based awards, we recognize the portion of that value that corresponds to the portion of the award that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the straight-line method for awards which contain only service conditions, and using the graded vesting method based upon the probability of the performance condition being met for awards which contain performance conditions. We estimate forfeitures based upon our historical experience and, for each period, review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.
In addition, we have issued performance-based restricted stock units that are dependent on market conditions and performance goals, and others that are solely dependent on market conditions, established by the Board of Directors, for a predetermined period. The fair value of the performance-based awards are determined using a Monte-Carlo simulation model that factors in the probability of the award vesting. For performance-based awards, the fair value is not determined until all of the terms and conditions of the award are established.

Information related to our stock-based compensation activity, including weighted-average grant date fair values and associated Black-Scholes option-pricing model assumptions associated with time-based options, is as follows:

	Year Ended December 31,
	2015	2014	2013
Stock options granted (in thousands)	570	2,209	2,394
Weighted-average exercise price	$34.63	$44.16	$43.32
Weighted-average grant date fair value per share of stock options granted	$14.64	$21.72	$21.52
Weighted-average Black-Scholes model assumptions:
Estimated fair value of common stock	$34.63	$44.16	$43.32
Estimated volatility	41.8%	49.9%	51.5%
Estimated dividend yield	—	—	—
Expected term (years)	6.0	6.0	6.0
Risk-free rate	1.8%	1.9%	1.5%
As of December 31, 2015, we had approximately $43.7 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, relating to stock options that we expect to recognize over a weighted-average period of approximately 2.2 years. Unrecognized compensation expense related to nonvested restricted stock units was $68.6 million at December 31, 2015, which is expected to be recognized as expense over the weighted-average period of 3.2 years. Additionally, during 2014, we granted certain performance-based restricted stock units. Unrecognized compensation expense related to performance-based restricted stock units was $4.3 million at December 31, 2015, which is expected to be recognized as expense over the weighted-average period of 2.0 years. The amount of compensation cost relating to performance awards may change in future periods to the extent that another target level becomes probable of achievement.
Stock-based compensation expense is expected to increase in 2016 compared to 2015 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
Allowance for Doubtful Accounts
On a quarterly basis we evaluate the need to establish an allowance for doubtful accounts, by analyzing our clients’ creditworthiness. Our evaluation and analysis includes specific identification and review of all outstanding accounts receivable balances, review of our historical collection experience with each client, and consideration of overall economic conditions, as well as of any specific facts and circumstances that may indicate that a specific client receivable is not collectible. We make judgments as to our ability to collect outstanding receivables and establish an allowance when collection becomes doubtful. At December 31, 2015 and 2014, our allowance for doubtful accounts was $2.6 million and $2.2 million, respectively, based on our evaluation and analysis. If our future actual collections are lower than expected, our cash flows and future results of operations could be negatively impacted.
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
As part of the annual impairment test, we may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we elect not to perform the qualitative assessment or we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we then conduct the first step of a two-step impairment test. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. Fair value was determined using a market approach, which includes consideration of the Company’s own market capitalization.
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
Management reorganized Cornerstone Growth Edition, formerly Cornerstone Small Business, resulting in a change in the reporting unit in 2014. Consistent with our impairment analysis at December 31, 2014, we had one reporting unit for purposes of the impairment analysis as of December 31, 2015. Management recorded goodwill related to the Evolv acquisition in November 2014, which was considered in the impairment analysis. Based on the results of the annual impairment test, the fair value of the reporting unit exceeded its carrying value by a significant amount, and therefore no impairment of goodwill existed at December 31, 2015.
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
We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in the years ended December 31, 2015 and 2014.

Investments in Marketable Securities
Our available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If we determine that an other-than-temporary decline has occurred for debt securities that we do not then currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2015, we had $199.5 million of investments in marketable securities.
Strategic Investments
In December 2015, we invested an aggregate of $0.3 million in equity securities of two privately-held companies. In July 2015, we invested $0.2 million in equity securities of a privately-held company, and agreed to invest an additional $0.3 million in equity securities of such privately-held company upon achievement of certain milestones. In May 2015, we invested $0.5 million in equity securities of a privately-held company. In September 2014, we invested $0.4 million in equity securities of a privately-held company. We accounted for these investments using the cost method of accounting, as we do not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. These investments are included in long-term investments on the Consolidated Balance Sheet.
In June 2014, we invested $0.5 million in a debt security of a privately-held company. We accounted for this debt security using fair value accounting with any changes in value recorded in other income (expense) in the accompanying Consolidated Statement of Operations. As of December 31, 2015, we estimated the fair value of our investment in the debt security to be $0.2 million based upon the probability-weighted present value under various possible future event scenarios, taking into account the likelihood and timing of such events. This investment is included in short-term investments on the Consolidated Balance Sheet.
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

Income Taxes
We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and the availability of tax planning strategies. We have recorded a full valuation allowance to reduce our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets to zero, because we have determined that it is not more likely than not that any of our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets will be realized. If in the future we determine that we will be able to realize any of our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.
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

	Year Ended December 31,
	2015	2014	2013
Revenue	$339,651	$263,568	$185,129
Cost of revenue	109,864	77,684	53,548
Gross profit	229,787	185,884	131,581
Operating expenses:
Sales and marketing	207,026	162,552	109,737
Research and development	40,991	30,618	21,260
General and administrative	49,877	41,802	33,572
Amortization of certain acquired intangibles	600	828	1,004
Total operating expenses	298,494	235,800	165,573
Loss from operations	(68,707)	(49,916)	(33,992)
Other income (expense):
Interest income	894	720	357
Interest expense	(12,506)	(12,157)	(6,563)
Other, net	(4,016)	(2,691)	(356)
Other income (expense), net	(15,628)	(14,128)	(6,562)
Loss before income tax (provision) benefit	(84,335)	(64,044)	(40,554)
Income tax (provision) benefit	(1,181)	(855)	128
Net loss	$(85,516)	$(64,899)	$(40,426)

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Year Ended December 31,
	2015	2014	2013
Revenue (in thousands)	$339,651	$263,568	$185,129
Bookings (in thousands)	$400,454	$316,082	$231,699
Annual dollar retention rate	95.4%	93.7%	94.6%
Number of clients	2,595	2,153	1,631
Number of users (in millions)	23.8	18.1	14.1
Revenue increased $76.1 million, or 29%, for the year ended December 31, 2015 as compared to the same period in 2014. The increase was the result of a $51.5 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2015. In addition, revenue increased by $24.6 million from client agreements that were entered into during the year ended December 31, 2015.
Revenue increased by $78.4 million, or 42%, for the year ended December 31, 2014 as compared to the same period in 2013. The increase was primarily the result of a $64.8 million increase in revenue from existing clients, specifically, revenue from client agreements that were entered into prior to January 1, 2014. In addition, revenue increased by $13.6 million from the client agreements that were entered into during the year ended December 31, 2014.
The rate at which revenue increased year over year declined in the current period, from a 42% revenue increase from the year ended December 31, 2013 to the year ended December 31, 2014 to a 29% revenue increase from the year ended December 31, 2014 to the year ended December 31, 2015. Our growth rate can depend on a variety of factors, such as the size, volume and complexity of our agreements with our customers, our ability to work with our customers to implement and deliver our solutions, our ability to upsell and renew our existing customers, the success of our alliance and partnership arrangements, and the expansion of our business through emerging markets.
The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollar amounts in thousands):

	At or For Year Ended December 31,
	2015	2014	2013
Revenue for United States	$228,724	$180,834	$128,983
Percentage of total revenue for United States	67%	69%	70%
Revenue for all other countries	$110,927	$82,734	$56,146
Percentage of total revenue for all other countries	33%	31%	30%
	$339,651	$263,568	$185,129

Bookings increased $84.4 million, or 27% for the year ended December 31, 2015 as compared to the same period in 2014, reflecting the increase in revenue for the period, plus an increase in deferred revenue at December 31, 2015 from December 31, 2014 compared to the increase at December 31, 2014 from December 31, 2013. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
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

The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Year Ended December 31, 2015
Revenue		$339,651
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at December 31, 2015	252,139
Change in deferred revenue		60,803
Bookings		$400,454
	Deferred Revenue Balance	Year Ended December 31, 2014
Revenue		$263,568
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at December 31, 2014	191,336
Change in deferred revenue		52,514
Bookings		$316,082
	Deferred Revenue Balance	Year Ended December 31, 2013
Revenue		$185,129
Deferred revenue at December 31, 2012	$92,252
Deferred revenue at December 31, 2013	138,822
Change in deferred revenue		46,570
Bookings		$231,699
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
Our number of clients grew 21% at December 31, 2015 compared to December 31, 2014. Our number of users increased 32% at December 31, 2015 compared to December 31, 2014.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Cost of revenue	$109,864	$77,684	$53,548
Gross profit	$229,787	$185,884	$131,581
Gross margin	68%	71%	71%
Cost of revenue increased $32.2 million, or 41%, in 2015 as compared to 2014, principally attributable to $8.5 million in increased costs related to outsourced consulting services, $7.3 million in increased amortization of software obtained through the acquisition of Evolv, $5.8 million in increased employee-related costs due to higher headcount, $3.8 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $2.8 million in increased amortization of capitalized software, $1.5 million in increased reseller and referral fee, and $1.3 million in increased third-party content costs. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.

Cost of revenue increased $24.1 million, or 45%, in 2014 as compared to 2013, principally attributable to $10.5 million in increased costs related to outsourced consulting services, $4.1 million in increased allocated overhead such as rent, IT costs, depreciation and amortization and employee benefits costs, $2.7 million in increased employee-related costs due to higher headcount, $2.1 million in increased amortization of capitalized software mainly due to the additional amortization of software obtained through the acquisition of Evolv, $2.0 million in increased third-party content costs, and $1.1 million in increased reseller and referral fees. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
The following table presents our estimate of remaining amortization expense for each of the succeeding fiscal years for finite-lived intangible assets that existed at December 31, 2015 (in thousands):

2016	$9,282
2017	7,431
Total	$16,713
Estimated remaining amortization expense of $9.1 million and $7.4 million will be recorded in cost of revenue for 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Sales and Marketing

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Sales and marketing	$207,026	$162,552	$109,737
Percent of revenue	61%	62%	59%
Sales and marketing expenses increased $44.5 million, or 27%, in 2015 as compared to 2014. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total headcount in sales and marketing at December 31, 2015 increased compared to December 31, 2014, contributing to an increase in employee-related costs of $34.1 million. In addition, we incurred increased costs associated with outsourced marketing programs and events of $4.5 million, overhead costs, such as rent, IT costs, and depreciation and amortization, of $3.4 million, and increased travel costs associated with our direct sales teams of $1.6 million.
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
Research and Development

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Research and development	$40,991	$30,618	$21,260
Percent of net revenue	12%	12%	11%
Research and development expenses increased $10.4 million, or 34%, in 2015 as compared to 2014. The increase was principally due to an increase in research and development headcount at December 31, 2015 compared to December 31, 2014 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $9.0 million. The remaining increase primarily relates to allocated overhead costs.

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
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $16.5 million, $11.4 million and $7.9 million of software development costs and amortized $9.1 million, $6.3 million and $4.3 million in 2015, 2014 and 2013, respectively.
General and Administrative

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
General and administrative	$49,877	$41,802	$33,572
Percent of net revenue	15%	16%	18%
General and administrative expenses increased $8.1 million, or 19%, in 2015 as compared to 2014. The increase was driven by higher costs to support our growing business. We incurred increased employee-related costs of $5.2 million as a result of increased headcount and stock-based compensation awards at December 31, 2015 compared to December 31, 2014. General and administrative expenses are expected to increase with the growth of our company.
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
Amortization of certain acquired intangible assets

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Amortization of certain acquired intangible assets	$600	$828	$1,004
Amortization of certain acquired intangibles decreased $0.2 million for the year ended December 31, 2015 as compared to the same period in 2014 due to certain intangible assets acquired through our April 2012 acquisition of Sonar Limited being fully amortized in 2014.
Other Income (Expense)

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Interest income	$894	$720	$357
Interest expense	(12,506)	(12,157)	(6,563)
Other, net	(4,016)	(2,691)	(356)
Other income (expense), net	$(15,628)	$(14,128)	$(6,562)
Interest income for the year ended December 31, 2015 increased by $0.2 million as compared to the same period in 2014 due to the increase in interest income earned on purchase of investment securities net of purchased premium amortization in the year ended December 31, 2015.

Interest expense for the year ended December 31, 2015 increased $0.3 million as compared to the same period in 2014 due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and unrealized gains and losses related to our intercompany loans and certain cash accounts. Other, net for the year ended December 31, 2015 included a $0.4 million unrealized loss related to the fair value adjustment to our strategic investment. Foreign exchange gains and losses for the years ended December 31, 2015, 2014 and 2013, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax (Provision) Benefit

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Income tax (provision) benefit	$(1,181)	$(855)	$128
We have recorded a full valuation allowance against our United States, United Kingdom and New Zealand net deferred tax assets and therefore have not recorded a (provision) benefit for income taxes for any of the years presented, other than provisions for certain foreign and state current income taxes. The tax benefits in 2013 were primarily related to reversing taxable differences in New Zealand, which did not have a valuation allowance.
Liquidity and Capital Resources
In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted. Upon conversion of any Notes, we will deliver cash up to the principal amount, and we have the right to settle any amounts in excess of the principal in cash or shares. We received proceeds of $246.0 million from the issuance of the Notes, net of associated fees, received $23.2 million from the issuance of the warrants and paid $49.5 million for the note hedges. The Notes are classified as a non-current liability on our consolidated balance sheet as of December 31, 2015.
In November 2014, we used $43.3 million in cash in connection with our acquisition of Evolv Inc. At December 31, 2015, our principal sources of liquidity were $107.7 million of cash and cash equivalents, investments in marketable securities of $199.5 million, and $104.7 million of accounts receivable.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2015	2014	2013
Net cash provided by operating activities	$43,796	$33,009	$17,431
Net cash (used in) provided by investing activities	(110,939)	15,005	(213,445)
Net cash provided by financing activities	11,005	10,840	228,928
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
Cash provided by operating activities of $43.8 million during 2015 was a result of the continued growth of our business and our continued investments for further growth. In the year ended December 31, 2015, $81.0 million, or 95%, of our net loss of $85.5 million consisted of non-cash items, including $43.1 million of stock-based compensation, $27.5 million of depreciation and amortization, $8.7 million of accretion of debt discount and amortization of debt issuance costs, $1.6 million of unrealized foreign exchange losses, and purchased premium net of amortization of $0.3 million related to investment securities. Cash provided by operating activities includes a $64.8 million increase in deferred revenue due to increased billings during the year ended December 31, 2015, a $14.7 million increase in accrued liabilities primarily due to the timing of payments, and an increase in accounts payable of $4.4 million attributable to increased expenses associated with our growth. Cash provided by operating activities is partially offset by a $21.8 million increase in accounts receivable attributable to higher billings in the fiscal year 2015 due to an increased number of clients, a $10.3 million increase in deferred commissions due to increased sales, a $2.6 million increase in prepaid and other assets primarily due to the timing of payments to vendors, and decrease in other liabilities of $0.9 million.
Cash provided by operating activities during 2014 of $33.0 million was a result of the continued growth of our business and our continued investments for further growth. In the year ended December 31, 2014, $59.5 million, or 92%, of our net loss of $64.9 million consisted of non-cash items, including $33.7 million of stock-based compensation, $15.1 million of depreciation and amortization, $8.3 million of accretion of debt discount and amortization of debt issuance costs, $1.7 million of unrealized foreign exchange losses, and amortization of a purchased premium of $0.8 million related to investment securities. Cash provided by operating activities includes a $55.2 million increase in deferred revenue due to increased billings during the year ended December 31, 2014, a $6.4 million increase in accrued liabilities primarily due to the timing of payments, an increase in accounts payable of $4.6 million attributable to increased expenses associated with our growth, and $1.2 million decrease in prepaid and other assets primarily due to the timing of payments to vendors. Cash provided by operating activities is partially offset by a $18.7 million increase in accounts receivable attributable to higher billings in the fiscal year 2014 due to an increased number of clients, a $10.1 million increase in deferred commissions due to increased sales, and decrease in other liabilities of $0.3 million.
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

Net Cash (Used in) Provided by Investing Activities
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. In November of 2014 we purchased the privately held company, Evolv Inc. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
Cash used in investing activities during 2015 of $110.9 million was primarily due to $220.4 million in purchases of investment securities, $15.6 million in purchases of additional equipment, and $13.3 million of investments in our capitalized software during the period. Cash used in investing activities was partially offset by $138.4 million related to cash received from the maturities and sales of investment securities. Our investments in fixed assets consisted of corporate office renovations, purchases of additional furniture and equipment for our expanding infrastructure and workforce. In July 2013 we began to invest the proceeds of our convertible notes in investment securities. In December 2015, July 2015, May 2015, September 2015 and June 2014, we made strategic investments in privately-held companies. At December 31, 2015, we had a total of $1.6 million in strategic investments.
Cash provided by investing activities during 2014 of $15.0 million was primarily due to $203.1 million related to cash received from the maturities and sales of investment securities. Cash provided by investing activities was partially offset by $124.2 million in purchases of investment securities, $43.3 million used in our acquisition of Evolv Inc.,$11.0 million in purchases of additional equipment, and $9.5 million of investments in our capitalized software during the period.
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
Net Cash Provided by Financing Activities
Cash provided by financing activities of $11.0 million in the year ended December 31, 2015 was primarily due to proceeds from stock option exercises and employee stock purchase plan of $11.6 million. These proceeds were partially offset by our payments of $0.2 million on our capital lease and financing obligations and repayment of our credit facility of $0.4 million.
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

Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, leases for our office space, contractual commitments for professional service projects and third party consulting firms. The following table summarizes our contractual obligations at December 31, 2015 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations including interest	$264,385	$3,795	$260,590	$—	$—
Capital lease obligations	33	33	—	—	—
Operating lease obligations	22,880	7,802	14,497	581	—
Other contractual obligations(1)	48,296	19,017	23,679	5,600	—
	$335,594	$30,647	$298,766	$6,181	$—
(1) Other contractual obligations include agreements with various third party service providers whereby we have committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for our clients.
At December 31, 2015, liabilities for unrecognized tax benefits of $0.4 million, which are attributable to foreign income taxes and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the time of future cash outflows and other events that extinguish these liabilities.
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
During 2015, we amended a standby letter of credit in association with a building lease. In addition, we maintain standby letters of credit in association with other contractual arrangements. The total amount outstanding is $1.9 million at December 31, 2015.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange and inflation risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, U.S. treasury, agency securities and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At December 31, 2015, we had cash and cash equivalents of $107.7 million and investments of $199.5 million, which primarily consisted of corporate bonds, U.S. treasury and agency securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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

We do not believe our cash equivalents, corporate bonds, U.S. treasury securities and agency securities have significant risk of default or illiquidity. While we believe these cash investments do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot provide assurance that we will not experience losses on these deposits.
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, the United Kingdom, other European Union countries, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2015, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $6.6 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Cornerstone OnDemand, Inc. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies deferred taxes on the balance sheet in 2015.
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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2016

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$107,691	$166,557
Short-term investments	136,841	116,106
Accounts receivable, net	104,686	84,499
Deferred commissions	35,910	26,236
Prepaid expenses and other current assets	15,297	13,007
Total current assets	400,425	406,405
Capitalized software development costs, net	23,089	15,719
Property and equipment, net	27,021	21,424
Long-term investments	64,247	3,938
Intangible assets, net	16,713	27,282
Goodwill	25,894	25,894
Other assets, net	4,156	4,993
Total Assets	$561,545	$505,655
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$18,954	$16,737
Accrued expenses	44,111	29,476
Deferred revenue, current portion	237,679	180,598
Capital lease obligations, current portion	33	236
Debt, current portion	—	351
Other liabilities	2,663	3,052
Total current liabilities	303,440	230,450
Convertible notes, net	232,583	225,094
Other liabilities, non-current	3,240	3,871
Deferred revenue, net of current portion	14,460	10,738
Total liabilities	553,723	470,153
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 54,704 and 53,826 shares issued and outstanding at December 31, 2015 and 2014	5	5
Additional paid-in capital	394,089	336,692
Accumulated deficit	(386,882)	(301,366)
Accumulated other comprehensive income	610	171
Total stockholders’ equity	7,822	35,502
Total Liabilities and Stockholders’ Equity	$561,545	$505,655
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2015	2014	2013
Revenue	$339,651	$263,568	$185,129
Cost of revenue	109,864	77,684	53,548
Gross profit	229,787	185,884	131,581
Operating expenses:
Sales and marketing	207,026	162,552	109,737
Research and development	40,991	30,618	21,260
General and administrative	49,877	41,802	33,572
Amortization of certain acquired intangible assets	600	828	1,004
Total operating expenses	298,494	235,800	165,573
Loss from operations	(68,707)	(49,916)	(33,992)
Other income (expense):
Interest income	894	720	357
Interest expense	(12,506)	(12,157)	(6,563)
Other, net	(4,016)	(2,691)	(356)
Other income (expense), net	(15,628)	(14,128)	(6,562)
Loss before income tax (provision) benefit	(84,335)	(64,044)	(40,554)
Income tax (provision) benefit	(1,181)	(855)	128
Net loss	$(85,516)	$(64,899)	$(40,426)
Net loss per share, basic and diluted	$(1.58)	$(1.22)	$(0.79)
Weighted average common shares outstanding, basic and diluted	54,171	53,267	51,427
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Net loss	$(85,516)	$(64,899)	$(40,426)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	686	308	3
Net change in unrealized (losses) gains on investments	(247)	(187)	130
Other comprehensive income, net of tax	439	121	133
Total comprehensive loss	$(85,077)	$(64,778)	$(40,293)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2012	50,690	$5	$242,767	$(196,041)	$(83)	$46,648
Issuance of common stock upon the exercise of options	1,566	—	13,432	—	—	13,432
Vesting of early exercised options	—	—	28	—	—	28
Vesting of restricted stock units	214	—	—	—	—	—
Tax benefits from employee stock plans	—	—	29	—	—	29
Stock-based compensation	—	—	21,769	—	—	21,769
Equity component of convertible notes	—	—	11,282	—	—	11,282
Net loss	—	—	—	(40,426)	—	(40,426)
Other comprehensive income, net of tax	—	—	—	—	133	133
Balance as of December 31, 2013	52,470	$5	$289,307	$(236,467)	$50	$52,895
Issuance of common stock upon the exercise of options	1,154	—	12,142	—	—	12,142
Vesting of restricted stock units	202	—	—	—	—	—
Stock-based compensation	—	—	35,243	—	—	35,243
Net loss	—	—	—	(64,899)	—	(64,899)
Other comprehensive income, net of tax	—	—	—	—	121	121
Balance as of December 31, 2014	53,826	$5	$336,692	$(301,366)	$171	$35,502
Issuance of common stock upon the exercise of options	565	—	8,448	—	—	8,448
Vesting of restricted stock units	200	—	—	—	—	—
Shares issued under employee stock purchase plan	113	—	3,035	—	—	3,035
Stock-based compensation	—	—	45,914	—	—	45,914
Net loss	—	—	—	(85,516)	—	(85,516)
Other comprehensive income, net of tax	—	—	—	—	439	439
Balance as of December 31, 2015	54,704	$5	$394,089	$(386,882)	$610	$7,822
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net loss	$(85,516)	$(64,899)	$(40,426)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,512	15,086	9,700
Accretion of debt discount and amortization of debt issuance costs	8,691	8,274	4,273
Purchased investment premium, net of amortization	262	816	(2,031)
Net foreign currency loss	1,584	1,656	242
Stock-based compensation expense	43,081	33,680	20,840
Deferred income taxes	(105)	(7)	(865)
Changes in operating assets and liabilities, net of effects from acquisition:
Accounts receivable	(21,837)	(18,674)	(19,046)
Deferred commissions	(10,296)	(10,097)	(7,085)
Prepaid expenses and other assets	(2,575)	1,245	(6,057)
Accounts payable	4,444	4,562	5,082
Accrued expenses	14,724	6,446	6,828
Deferred revenue	64,774	55,216	45,230
Other liabilities	(947)	(295)	746
Net cash provided by operating activities	43,796	33,009	17,431
Cash flows from investing activities:
Purchases of investments	(220,383)	(124,191)	(203,959)
Maturities of investments	138,360	203,078	6,182
Purchases of property and equipment	(15,633)	(11,025)	(8,762)
Capitalized software costs	(13,283)	(9,529)	(6,906)
Cash paid for acquisition, net of cash acquired	—	(43,328)	—
Net cash (used in) provided by investing activities	(110,939)	15,005	(213,445)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	—	—	245,664
Payments for convertible note hedges	—	—	(49,537)
Proceeds from the issuance of warrants	—	—	23,225
Proceeds from the issuance of debt	—	—	1,914
Repayment of debt	(352)	(559)	(4,038)
Principal payments under capital lease obligations	(202)	(886)	(1,747)
Proceeds from employee stock plans	11,559	12,285	13,447
Net cash provided by financing activities	11,005	10,840	228,928
Effect of exchange rate changes on cash and cash equivalents	(2,728)	(1,880)	227
Net (decrease) increase in cash and cash equivalents	(58,866)	56,974	33,141
Cash and cash equivalents at beginning of period	166,557	109,583	76,442
Cash and cash equivalents at end of period	$107,691	$166,557	$109,583

Supplemental cash flow information:
Cash paid for interest	$1,915	$3,880	$2,294
Cash paid for income taxes	$1,520	$546	$485
Proceeds from employee stock plans received in advance of stock issuance	193	—	—
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$—	$88
Capitalized assets financed by accounts payable and accrued expenses	$705	$2,925	$1,175
Capitalized stock-based compensation	$2,833	$1,563	$941
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
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
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Transaction costs were $1.3 million for the year ended December 31, 2014. There were no transaction costs for the years ended December 31, 2015 and 2013.
Revenue Recognition
The Company derives its revenue from the following sources:

•
Subscriptions to the Company’s solutions—Clients pay subscription fees for access to the Company’s solutions for a specified period of time, typically three years for the Company’s Enterprise and Mid-Market solution or annually or three-year periods for the Company’s Cornerstone for Salesforce and Cornerstone Growth Edition solutions. Fees are based on a number of factors, including the number of solutions purchased and the number of users having access to a solution. The Company generally recognizes revenue from subscriptions ratably over the term of the agreement.

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
After the contract value is allocated to each deliverable in a multiple deliverable arrangement based on the relative selling price method, revenue is recognized for each deliverable based on the pattern in which the revenue is earned. For subscriptions to the solutions, revenue is recognized on a straight-line basis over the subscription term, which is typically three years. For consulting services, revenue is recognized using the proportional performance method over the period the services are performed. For e-learning content and hosting, revenue is recognized ratably over the period the content is delivered or hosting service is provided.
In a limited number of cases, the client’s intended use of a solution requires enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the enhancements have been made to the solution, through the remaining term of the agreement. In other cases where the enhancement is not required for the client’s intended use, revenue is recognized separately for the enhancement and the solution. The enhancement revenue is recognized based on the allocated value on a straight-line basis once the enhancement has been made to the solution.
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
Commission Payments
The Company defers commissions paid to its sales force and related payroll taxes because these amounts are recoverable from the future revenue from the non-cancelable client agreements that gave rise to the commissions. Commissions are deferred on the balance sheet and are recognized as sales and marketing expense over the term of the client agreement in proportion to the revenue that is recognized. Commissions are considered direct and incremental costs to client agreements and the Company generally commences payment of commissions within 45 to 75 days after execution of client agreements.
During the years ended December 31, 2015, 2014, and 2013, the Company deferred $42.0 million, $31.7 million and $22.8 million, respectively, of commissions on the balance sheet. During the years ended December 31, 2015, 2014 and 2013, the Company recognized $32.3 million, $22.1 million and $15.5 million in commissions expense to sales and marketing expense, respectively. As of December 31, 2015 and 2014, deferred commissions on the Company’s consolidated balance sheets totaled $35.9 million and $26.2 million, respectively.
Research & Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred. The Company’s research and development expenses were $41.0 million in 2015, $30.6 million in 2014 and $21.3 million in 2013.
Advertising
Advertising expenses for 2015, 2014, and 2013 were $5.4 million, $3.7 million, and $2.0 million, respectively, and are expensed as incurred.
Stock-Based Compensation
The Company accounts for stock-based compensation awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair value. The Company estimates the fair value of its restricted stock units based on the closing price of its common stock as of the date of grant. The Company estimates the fair value of its stock options as of the date of grant using the Black-Scholes option-pricing model. The resulting fair value, net of estimated forfeitures, is recognized over the period during which an employee is required to provide service in exchange for the award, the vesting period, which is generally four years. The Company recognizes the fair value of stock-based compensation for awards which contain only service conditions on a straight-line basis over the vesting period of the awards.
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

The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options:

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	1.8%	1.9%	1.5%
Expected term (in years)	6.0	6.0	6.0
Estimated dividend yield	—%	—%	—%
Estimated volatility	41.8%	49.9%	51.5%
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
The Company estimates the fair value of its performance-based restricted stock units, which include a market-based condition such as performance of the Company’s stock, using a Monte Carlo simulation model that factors in the probability of the award vesting. The Company recognizes the fair value of stock-based compensation for awards which contain market-based conditions using the graded vesting method regardless of whether the award actually vests. For performance-based awards, the fair value is not determined until all of the terms and conditions are established.
The Company accounts for stock-based compensation for its 2010 Employee Stock Purchase Plan (“ESPP”) by recording compensation expense based on the awards’ estimated fair value. The fair value of each stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model and this value is recognized on a straight-line basis over the offering period.
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for ESPP:

	For the Years Ended December 31,
	2015	2014	2013
Risk-free interest rate	0.3%	n/a	n/a
Expected term (in years)	0.5	n/a	n/a
Estimated dividend yield	—%	n/a	n/a
Estimated volatility	33.5%	n/a	n/a
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any significant tax benefit attributable to stock-based compensation expense as of December 31, 2015 and 2014.
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
During the years ended December 31, 2015, 2014 and 2013, the Company capitalized $16.5 million, $11.4 million and $7.9 million, respectively, of software development costs to the balance sheet. During the years ended December 31, 2015, 2014 and 2013, the Company amortized $9.1 million, $6.3 million and $4.3 million to cost of revenue, respectively. Based on the Company’s capitalized software costs at December 31, 2015, estimated amortization expense of $10.9 million, $8.0 million, $4.0 million and $0.2 million is expected to be recognized in 2016, 2017, 2018 and 2019, respectively.

Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss, currency translation adjustments and unrealized gains or losses on investments. For the years ended December 31, 2015, 2014 and 2013, accumulated other comprehensive income (loss) comprised a cumulative translation adjustment and also included net unrealized gains (losses) on investments.
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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2015 and 2014, cash and cash equivalents consisted of cash balances of $45.7 million and $76.0 million, respectively, and money market funds backed by United States Treasury securities of $62.0 million and $90.6 million, respectively.
Investments in Marketable Securities
The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2015 and 2014, the Company had $199.5 million and $119.2 million, respectively, of investments in marketable securities.

Strategic Investments
In December 2015, the Company invested an aggregate of $0.3 million in equity securities of two privately-held companies. In July 2015, the Company invested $0.2 million in equity securities of a privately-held company, and agreed to invest an additional $0.3 million in equity securities of such privately-held company upon achievement of certain milestones. In May 2015, the Company invested $0.5 million in equity securities of a privately-held company. In September 2014, the Company invested $0.4 million in equity securities of a privately-held company. The Company accounted for each of these investment using the cost method of accounting, as we do not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. These investments are included in long-term investments on the Consolidated Balance Sheets.
In June 2014, the Company invested $0.5 million in a debt security of a privately-held company. The Company accounted for this debt security as an available-for-sale investment at fair value, and elected to record any changes in value in other income (expense) in the accompanying Consolidated Statement of Operations. As of December 31, 2015, the Company estimated the fair value of its investment in the debt security to be $0.2 million based upon the probability-weighted present value under various possible future event scenarios, taking into account the likelihood and timing of such events. This investment is included in short-term investments on the Consolidated Balance Sheets.
Restricted Cash
Included in current and non-current other assets at December 31, 2015 and 2014 were restricted cash of $0.1 million and $0.1 million, respectively, in relation to a standby letter of credit in British Pounds for a foreign sales arrangement with a customer in the United Kingdom.
Allowance for Doubtful Accounts
The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2015, 2014 and 2013, is as follows (in thousands):

	2015	2014	2013
Beginning balance, January 1	$2,177	$1,021	$464
Additions and adjustments	1,368	2,084	968
Write-offs	(967)	(928)	(411)
Ending balance, December 31	$2,578	$2,177	$1,021
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
Impairment of Long Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated undiscounted future cash flows. There were no impairment charges related to identifiable long lived assets in the years ended December 31, 2015 and 2014.
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
As part of the annual impairment test, the Company may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company elects not to perform the qualitative assessment or it determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then conducts the first step of a two-step impairment test. The first step of the test for goodwill impairment compares the fair value of the applicable reporting unit with its carrying value. Fair value was determined using a market approach, which includes consideration of the Company’s own market capitalization.
If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company performs the second step of the test for impairment of goodwill in which the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2015.
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
For the years ended December 31, 2015, 2014 and 2013, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2015 or 2014.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Unrealized transaction (losses) gains were approximately $(0.9) million, $(1.7) million and $(0.3) million for the years ended December 31, 2015, 2014 and 2013, respectively, and are included in other, net within other income (expense), net, in the accompanying consolidated statements of operations.
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
Recent Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update which eliminates the current requirement to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, entities will be required to classify all deferred tax assets and liabilities as noncurrent. This guidance will be effective for reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The Company early adopted the new guidance retroactively in the year ended December 31, 2015. The adoption of this guidance did not have a significant impact on the Company’s disclosures or the results of operations or financial position.
In April 2015, the FASB issued a new accounting standards update that provides additional guidance to customers about whether a cloud computing arrangement includes a software license. The guidance will be effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company does not anticipate that the adoption of this guidance will have a significant impact on its results of operations or financial position.
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

In February 2015, the FASB issued a new accounting standards update amending the consolidation guidance for Variable Interest Entities, which could change consolidation conclusions. The new standard is effective for reporting periods beginning after December 15, 2015. The Company early adopted the new guidance in the year ended December 31, 2015. The adoption of this guidance did not have a significant impact on the Company’s disclosures and the results of operations or financial position.
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

4.	NET LOSS PER SHARE
The following table presents the basic and diluted loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2015	2014	2013
Net loss	$(85,516)	$(64,899)	$(40,426)
Weighted-average shares of common stock outstanding	54,171	53,267	51,427
Net loss per share — basic and diluted	$(1.58)	$(1.22)	$(0.79)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share (in thousands):

	December 31,
	2015	2014	2013
Options to purchase common stock and restricted stock units	10,860	8,554	7,730
Shares issuable pursuant to employee stock purchase plan	77	—	—
Convertible notes	4,682	4,682	4,682
Common stock warrants	4,682	4,682	4,682
Other restricted common stock	—	—	12
Total shares excluded from net loss per share	20,301	17,918	17,106
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of December 31, 2015. Since the beneficial impact of the Note Hedges were anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 9 of the Notes to Consolidated Financial Statements.

5. INVESTMENTS
The Company’s investments in available-for-sale marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principle objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.

 The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$61,986	$—	$—	$61,986
Corporate bonds	56,205	3	(99)	56,109
Agency bonds	85,572	—	(111)	85,461
U.S. treasury securities	58,004	2	(98)	57,908
	$261,767	$5	$(308)	$261,464

	December 31, 2014
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$90,569	$—	$—	$90,569
Corporate bonds	43,031	—	(42)	42,989
Agency bonds	64,210	1	(15)	64,196
U.S. treasury securities	12,000	—	(1)	11,999
	$209,810	$1	$(58)	$209,753
As of December 31, 2015, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately eight months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2015. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of December 31, 2015.
Strategic Investments
In December 2015, the Company invested an aggregate of $0.3 million in equity securities of two privately-held companies. In July 2015, the Company invested $0.2 million in equity securities of a privately-held company, and agreed to invest an additional $0.3 million in equity securities of such privately-held company upon achievement of certain milestones. In May 2015, the Company invested $0.5 million in equity securities of a privately-held company. In September 2014, the Company invested $0.4 million in equity securities of a privately-held company. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of December 31, 2015, the Company determined there were no impairments of these investments.
In June 2014, the Company invested $0.5 million in a debt security of a privately-held company. The Company accounted for this debt security as an available-for-sale security at fair value, which was determined to be $0.2 million as of December 31, 2015.

6.    GOODWILL AND INTANGIBLE ASSETS
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015			December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(13,732)	$16,252	$29,984	$(4,054)	$25,930
Customer relationships	2,400	(2,242)	158	2,400	(1,642)	758
Software license rights	1,654	(1,351)	303	1,654	(1,060)	594
Total	$34,038	$(17,325)	$16,713	$34,038	$(6,756)	$27,282
In November 2014, the Company recorded additional finite-lived intangible assets totaling $26.2 million, related to developed technology from the acquisition of Evolv (see Note 3).
Total amortization expense from finite-lived intangible assets were $10.6 million, $3.5 million and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense of $10.0 million, $2.7 million and $1.3 million for the years ended December 31, 2015, 2014 and 2013, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for finite-lived intangible assets that existed at December 31, 2015 (in thousands):

2016	$9,282
2017	7,431
Total	$16,713
Estimated remaining amortization expense of $9.1 million and $7.4 million, will be recorded in cost of revenue for 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of acquired intangible assets within operating expenses.
Goodwill
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2015 and 2014 (in thousands):

Goodwill as of December 31, 2013	$8,193
Goodwill from Evolv acquisition	17,701
Goodwill as of December 31, 2014	$25,894
Adjustments	—
Goodwill as of December 31, 2015	$25,894

7.	OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2015	2014
Computer equipment and software	2 – 5 years	$26,870	$22,352
Furniture and fixtures	7 years	3,648	2,910
Leasehold improvements	2 – 6 years	9,972	8,453
Renovation in progress	n/a	179	703
		40,669	34,418
Less: accumulated depreciation and amortization		(13,648)	(12,994)
Total property and equipment, net		$27,021	$21,424
Depreciation expense for the years ended December 31, 2015, 2014 and 2013 was $7.6 million, $5.2 million, $3.2 million, respectively.
The balance of accrued expenses is as follows (in thousands):

	December 31,
	2015	2014
Accrued bonuses	$11,402	$7,811
Accrued commissions	13,619	10,088
Other accrued expenses	19,090	11,577
Total accrued expenses	$44,111	$29,476

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities measured at fair value on a recurring basis include the following as of December 31, 2015 and 2014 (in thousands):

	December 31, 2015				December 31, 2014
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$61,986	$61,986	$—	$—	$90,569	$90,569	$—	$—
Corporate bonds	56,109	—	56,109	—	42,989	—	42,989	—
Agency bonds	85,461	—	85,461	—	64,196	—	64,196	—
U.S. treasury securities	57,908	—	57,908	—	11,999	—	11,999	—
Strategic investments	150	—	—	150	500	—	—	500
	$261,614	$61,986	$199,478	$150	$210,253	$90,569	$119,184	$500
The Company’s cash equivalents at December 31, 2015 and 2014 consisted of money market funds backed by U.S. Treasury securities. Cash equivalents are classified as Level 1.
As of December 31, 2015, corporate bonds, agency bonds and U.S. treasury securities were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2015, no adjustments were made to such pricing information.
Strategic Investments
The Company’s investments in privately-held companies are shown in the accompanying Consolidated Balance Sheets in short-term investments and accompanying Consolidated Statements of Cash Flows in purchases of investments. The investment in debt securities is considered Level 3 in the fair value hierarchy as it has been valued using significant unobservable inputs or data from various valuation approaches and is measured each reporting period at fair value.

The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2015 (in thousands):

Balance as of December 31, 2014	$500
Fair value adjustment	(350)
Balance as of December 31, 2015	$150
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Consolidated Balance Sheets at their original issuance value, net of unamortized discount, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of December 31, 2015 was $250.5 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amount of the liability component of the Notes as of December 31, 2015 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(20,417)
Net carrying value	$232,583
The following table presents the interest expense recognized related to the Notes for years ended December 31, 2015, 2014 and 2013 (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2015	2014	2013
Contractual interest expense at 1.5% per annum	$3,795	$3,795	$2,045
Amortization of debt issuance costs	1,202	1,145	591
Accretion of debt discount	7,489	7,129	3,681
Total	$12,486	$12,069	$6,317
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
Other Debt Arrangements
The Company has entered into other debt arrangements with finance companies to finance the purchase of property, equipment and software. As of December 31, 2015, there were no amounts outstanding under these arrangements. As of December 31, 2014, total amounts outstanding under these arrangements were $0.4 million. Principal and interest was generally due monthly, through 2015. The weighted-average interest rate on borrowings for the year ended December 31, 2014 was 6.9%.
The estimated fair value of the Company’s debt was $0.4 million at December 31, 2014. The fair value was estimated based on discounted cash flow analyses using appropriate current discount rates, taking into consideration the particular terms of the borrowing agreements, at the end of the respective periods. These estimates involve considerable judgment and changes in those assumptions could significantly affect the estimates.
Although the Company has determined the estimated fair value amount using commonly accepted valuation methodologies, judgment is required in interpreting market data to develop the estimate of fair value. Accordingly, the estimates are not necessarily indicative of the amount the Company, or holders of the instruments, could realize in a current market exchange. The use of different assumptions and/or estimation methodologies could have a material effect on the estimated fair value. The fair value estimate is based on information available as of December 31, 2014. This amount has not been revalued since that date, and current estimates of fair value could differ significantly from the amount presented.

10.	CAPITALIZATION
As of December 31, 2015, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2015 and 2014.

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
At December 31, 2015, no shares are issuable under the 1999 and 2009 Plans.
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
Under the 2010 Plan, 1,534,144 shares remained available for issuance, at December 31, 2015.
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
Restricted Stock Units
The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2015, the Company granted 2,167,544 restricted stock units under the 2010 Plan, containing service conditions.
Stock Appreciation Rights
The Company may also grant stock appreciation rights under the 2010 Plan. Stock appreciation rights allow the recipient to receive the appreciation in the price of the Company’s common stock between the date of grant and the exercise date. The payment of stock appreciation rights may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. As of December 31, 2015, no stock appreciation rights had been granted under the 2010 Plan.
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

Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in June and December and exercisable on or about the succeeding December and June, respectively, on each year. The Company commenced its first offering period in December 2014 and the first purchase period occurred in June 2015. Under the ESPP, 2,250,832 shares remained available for issuance, at December 31, 2015. The Company recognized compensation expense related to the ESPP of $0.9 million for the year ended December 31, 2015.
Stock Options
The Company has granted stock options which vest upon meeting service conditions. The following table summarizes the stock option activity which contain only service conditions, under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2014	7,746	$30.04	7.8	$77,498
Granted	570	34.63
Exercised	(565)	14.94
Forfeited	(487)	42.26
Outstanding, December 31, 2015	7,264	30.75	7.1	63,328
Exercisable at December 31, 2015	4,810	25.55	6.4	61,244
Vested and expected to vest at December 31, 2015	7,179	$30.63	7.1	$63,266
The following table summarizes information about stock options, which contain only service conditions, under the Company’s equity incentive plans at December 31, 2015 (in thousands except term information):

	Options Outstanding at December 31, 2015		Options Exercisable at December 31, 2015
	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices
$0.34 to $1.65	300	3.4	300	3.4
$5.93 to $8.88	888	4.9	888	4.9
$12.54 to $15.41	398	5.7	398	5.7
$16.24 to $18.82	487	6.0	482	6.0
$20.85 to $23.94	749	6.4	671	6.4
$27.55 to $31.44	356	7.4	242	7.0
$32.92 to $36.15	1,098	8.5	340	7.3
$38.03 to $45.76	1,350	8.0	713	7.9
$46.20 to $56.05	1,638	8.1	776	8.0
	7,264	7.1	4,810	6.4
The total intrinsic value of options exercised during the years ended December 31, 2015, 2014 and 2013 was $11.4 million, $42.9 million, and $57.7 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 was $32.3 million, $27.6 million, and $15.3 million, respectively. The Company recognized compensation expense related to stock options of $28.0 million, $28.8 million, and $17.2 million for the years ended December 31, 2015, 2014, and 2013, respectively.

Unrecognized compensation expense relating to stock options was $43.7 million at December 31, 2015 which is expected to be recognized over a weighted-average period of 2.2 years.
The aggregate grant date fair value of stock options granted for the years ended December 31, 2015, 2014 and 2013 was $8.4 million, $48.0 million, and $51.5 million, respectively.
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2015 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares subject to restricted stock units outstanding at December 31, 2014	711	$36.91
Granted	2,168	34.13
Forfeited	(219)	34.90
Vested	(200)	36.03
Nonvested shares subject to restricted stock units outstanding at December 31, 2015	2,460	$34.71
The Company recognized compensation expense related to restricted stock units of $15.0 million, $5.7 million and $3.4 million for the years ended December 31, 2015, 2014 and 2013, respectively. Unrecognized compensation expense related to nonvested restricted stock units was $68.6 million at December 31, 2015, which is expected to be recognized as expense over the weighted-average period of 3.2 years.
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
In December 2014, the Compensation Committee of the Company’s Board of Directors approved the issuance of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, (b) the achievement of the Company’s revenue guidance for each of fiscal year 2015 and 2016 and (c) the recipient continuing to provide services to the Company through the end of the three year term of the award. The Company finalizes its revenue guidance in February of each year, thus establishing a grant date for the portion of the award related to that year’s revenue guidance. Each tranche is treated as a separate grant and recognized from the date the revenue guidance is determined over the remaining portion of the original three year term of the award. Achievement of the maximum performance level would result in the issuance of an aggregate of 1,070,000 shares.
The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. The grant date fair value of the first half of the award was $9.9 million. The expense recognized will depend on the Company’s performance in relation to the revenue guidance and the probable amount of shares that will ultimately vest, which will be evaluated each reporting period. Based on the revenue for the year ended December 31, 2015 in comparison to the original revenue guidance for 2015, the Company determined that the total expense to be recognized for the first half of the award was decreased from $9.9 million to $5.0 million. The maximum level of shares was decreased from an aggregate of 1,070,000 shares to an aggregate of 802,500 shares, including the second half of the award.
The Company recognized compensation expense related to these performance based awards of $1.9 million, $0.7 million and $0.3 million for the years ended December 31, 2015, 2014 and 2013. Unrecognized compensation expense related to nonvested performance-based restricted stock units was $4.3 million at December 31, 2015, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 2.0 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, restricted stock awards and performance-based restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the years ended December 31, 2015, 2014, and 2013 (in thousands):

	Years Ended December 31,
	2015	2014	2013
Cost of revenue	$3,887	$2,669	$2,207
Sales and marketing	23,604	18,364	9,866
Research and development	6,010	3,551	2,052
General and administrative	9,580	9,096	6,715
Total	$43,081	$33,680	$20,840
In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

12.	INCOME TAXES
The components of the Company’s loss before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
United States	$(59,797)	$(59,249)	$(36,821)
Foreign	(24,538)	(4,795)	(3,733)
Loss before provision for income taxes	$(84,335)	$(64,044)	$(40,554)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Current income tax provision:
Federal	$—	$—	$—
State	147	40	117
Foreign	1,139	822	620
Total current income tax provision	1,286	862	737
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(105)	(7)	(865)
Total deferred income tax benefit	(105)	(7)	(865)
Total income tax provision (benefit)	$1,181	$855	$(128)
On a consolidated basis, the Company has incurred operating losses and has recorded a full valuation allowance against its United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred tax assets for all periods to date and, accordingly, has not recorded a provision (benefit) for income taxes for any of the periods presented other than a provision (benefit) for certain foreign and state income taxes. Certain foreign subsidiaries and branches of the Company provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.

The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
U.S. Federal tax benefit at statutory rates	$(28,681)	$(21,795)	$(13,784)
State income taxes, net of federal tax benefit	(1,632)	(2,013)	(415)
Foreign rate differential	3,964	734	1,354
Stock based compensation	4,673	4,121	2,039
Other permanent differences	(99)	941	410
Other	536	(82)	76
Valuation allowance	22,420	18,949	10,192
Total income tax (benefit) provision	$1,181	$855	$(128)
Major components of the Company’s deferred tax assets (liabilities) at December 31, 2015 and 2014 are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Accrued expenses	$1,508	$1,795
Long-lived intangible assets and fixed assets — basis difference	12,766	585
Net operating loss carryforwards	68,395	63,438
Stock-based compensation	15,049	8,630
Deferred revenue	2,828	1,532
Convertible note hedge	10,299	13,913
Other	1,418	715
Total deferred tax assets	112,263	90,608
Valuation allowance	(96,326)	(73,906)
Deferred tax assets, net of valuation allowance	15,937	16,702
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(7,401)	(5,940)
Convertible note discount	(7,688)	(10,511)
Other	(612)	(121)
Total deferred tax liabilities	(15,701)	(16,572)
Net deferred tax assets (liabilities)	$236	$130
At December 31, 2015, the Company had federal, state and foreign net operating losses of approximately $254.1 million, $264.4 million and $39.9 million, respectively. The federal net operating loss carryforward will begin expiring in 2019, the state net operating loss carryforward began expiring in 2015, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation. The Company acquired federal and state R&D credits as a result of the Evolv acquisition in the amounts of $0.4 million and $0.5 million, respectively. The federal R&D credit will begin the expire in 2030; the state credit has indefinite carryforward.

The Company has recorded a full valuation allowance against its otherwise recognizable United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred income tax assets as of December 31, 2015. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $22.4 million, $25.3 million and $14.5 million for the years ended December 31, 2015, 2014 and 2013, respectively, was primarily due to additional net operating losses generated by the Company.
The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $35.8 million at December 31, 2015; the corresponding gross amount is $97.5 million. When realized, excess windfall tax benefits are credited to additional paid-in capital. The Company follows the with-and-without allocation approach to determine when such net operating loss carryforwards have been realized.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $2.2 million and $2.1 million at December 31, 2015 and December 31, 2014, respectively. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $0.3 million and $0.2 million at December 31, 2015 and 2014, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2015, 2014, and 2013 is as follows (in thousands):

	Years Ended December 31,
	2015	2014	2013
Balance at January 1	$276	$276	$276
Additions for tax positions related to the current year	—	—	—
Balance at December 31	$276	$276	$276
The provision for uncertain tax positions relate to business in territories outside of the United States.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. An insignificant amount of interest and penalties on unrecognized tax benefits were accrued during the 2015 tax year. The amount of accrued interest and penalties on unrecognized tax benefits was insignificant, as of December 31, 2015 and 2014. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. The recognition of previously unrecognized tax benefits on uncertain positions would result in a $0.4 million tax benefit. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2012 through 2015 tax years. State income tax returns are subject to examination for the 2011 through 2015 tax years. Foreign income tax returns are subject to examination for the 2007 through 2015 tax years.

13.	GEOGRAPHIC INFORMATION
Revenue by geographic region, as determined based on the location of the Company’s clients is set forth below (in thousands):

	Years Ended December 31,
	2015	2014	2013
Revenue
United States	$228,724	$180,834	$128,983
United Kingdom	30,104	28,938	19,448
All other countries	80,823	53,796	36,698
Total revenue	$339,651	$263,568	$185,129
Property and equipment by region is set forth below (in thousands):

	December 31,
	2015	2014
Property and equipment, net
United States	$22,072	$16,990
United Kingdom	3,272	2,802
All other countries	1,677	1,632
Total property and equipment, net	$27,021	$21,424

14.	401(K) SAVINGS PLAN
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
The Company incurred approximately $1.6 million, $1.3 million and $0.8 million of matching contribution expenses related to the Plan during the years ended December 31, 2015, 2014 and 2013, respectively.

15.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2019. Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $6.7 million, $5.7 million, $4.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Future minimum lease payments under non-cancelable operating and capital leases at December 31, 2015 are as follows (in thousands):

	Operating Leases	Capital Leases
2016	$7,802	$33
2017	7,174	—
2018	7,323	—
2019	581	—
Total minimum lease payments	$22,880	33
Less: Amounts representing interest		—
Present value of capital lease obligations		33
Less: Current portion		(33)
Long-term portion of capital lease obligations		$—
Letters of Credit
During 2015, the Company amended a standby letter of credit in association with its building lease. In addition, the Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2015 was $1.9 million.
Other Commitments
As of December 31, 2015, the Company had various content reseller agreements with third-party content providers. The Company is obligated to pay content fees under this agreement of $1.4 million in 2016 and $0.5 million in 2017.
As of December 31, 2015, the Company had agreements with various third-party service providers whereby the Company has committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for clients of the Company’s Enterprise and Mid-Market solution. In aggregate, these estimated commitments total approximately $17.6 million in 2016, $17.6 million in 2017 and $5.6 million in each of 2018 and 2019.
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
In 2010, the Cornerstone OnDemand Foundation, or the Foundation, was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the years ended December 31, 2015, 2014 and 2013, the Company has provided at no charge certain resources to the Foundation, with approximate value of $2.9 million, $2.2 million and $1.3 million, respectively.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During May 2012, an executive officer of a travel and expense management software company joined the Company’s Board of Directors and resigned in January 2015. For the years ended December 31, 2015, 2014 and 2013, the Company recorded $0.6 million, $0.8 million and $0.5 million, respectively, in expenses related to the use of the accounting and travel and expense software from companies whose executive officers served on the Company’s Board of Directors during those years.

17.	SUBSEQUENT EVENTS
On January 1, 2016, shares issuable under the Company’s 2010 Employee Stock Purchase Plan increased by 547,037 shares and shares issuable under the Company’s 2010 Plan increased by 2,461,669 shares in accordance with the automatic annual increase provisions of such plans.
During January and February 2016, the Compensation Committee of the Company’s Board of Directors granted restricted stock units covering an aggregate of 222,805 shares of the Company’s common stock which generally vest annually over four years.
During February 2016, the Company amended an agreement with one of its third party service providers, whereby the Company has committed to provide certain dollar amounts of professional service projects related to implementation and other services for clients of the Company. The amendment increased the contractual commitment amount by $0.5 million in 2016 and $0.5 million in 2017.

18.	SELECTED QUARTERLY DATA (UNAUDITED)
The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2015 and 2014 have been prepared on a basis consistent with the Company’s audited annual financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements.

	Quarter Ended
	(in thousands, except per share data)
	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Revenue	$57,409	$61,468	$68,318	$76,373	$73,955	$82,563	$87,271	$95,862
Cost of revenue	17,404	17,409	19,374	23,497	24,662	27,893	27,246	30,063
Gross profit	40,005	44,059	48,944	52,876	49,293	54,670	60,025	65,799
Operating expenses:
Sales and marketing	35,139	39,608	41,512	46,293	45,958	51,446	53,255	56,367
Research and development	6,883	6,900	7,552	9,283	9,767	9,983	10,457	10,784
General and administrative	10,454	10,455	9,576	11,317	11,091	12,260	13,194	13,332
Amortization of certain acquired intangible assets	251	213	211	153	150	150	150	150
Total operating expenses	52,727	57,176	58,851	67,046	66,966	73,839	77,056	80,633
Loss from operations	(12,722)	(13,117)	(9,907)	(14,170)	(17,673)	(19,169)	(17,031)	(14,834)
Other income (expense):
Interest income (expense) and other income (expense), net	(2,915)	(3,315)	(4,226)	(3,672)	(5,311)	(3,713)	(2,986)	(3,618)
Loss before income tax (provision) benefit	(15,637)	(16,432)	(14,133)	(17,842)	(22,984)	(22,882)	(20,017)	(18,452)
Income tax (provision) benefit	(153)	(200)	(178)	(324)	(278)	(380)	(132)	(391)
Net loss	$(15,790)	$(16,632)	$(14,311)	$(18,166)	$(23,262)	$(23,262)	$(20,149)	$(18,843)
Net loss per share, basic and diluted	$(0.30)	$(0.31)	$(0.27)	$(0.34)	$(0.43)	$(0.43)	$(0.37)	$(0.35)
Weighted average common shares outstanding, basic and diluted	52,726	53,197	53,423	53,660	53,876	53,987	54,260	54,551

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2016 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2015 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	President, Chief Executive Officer and Director (principal executive officer)	February 26, 2016
Adam L. Miller

/s/ Perry A. Wallack	Chief Financial Officer (principal financial and accounting officer)	February 26, 2016
Perry A. Wallack

/s/ R. C. Mark Baker	Director	February 26, 2016
R. C. Mark Baker

/s/ Harold W. Burlingame	Director	February 26, 2016
Harold W. Burlingame

/s/ Robert Cavanaugh	Director	February 26, 2016
Robert Cavanaugh

/s/ James McGeever	Director	February 26, 2016
James McGeever

Signature	Title	Date

/s/ Joseph Payne	Director	February 26, 2016
Joseph Payne

/s/ Kristina Salen	Director	February 26, 2016
Kristina Salen

Exhibits and Financial Statements
Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
2.1	Amended and Restated Share Purchase Agreement, dated as of April 5, 2012, by and among the Registrant, Dolphin Acquisition Limited, Sonar Limited, the Company Stockholders (as defined therein), and, with respect to Article III only, the Stockholder Representative (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-Q	001-35098	2.1	May 15, 2012
2.2	Agreement and Plan of Merger, dated as of October 7, 2014, by and among the Registrant, Evolv Inc., Data Acquisition Sub, Inc. and, with respect to Article VII, Article VIII, Article IX and Article X thereof only, the Escrow Representative (as defined therein) and U.S. National Bank Association as Escrow Agent (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-K	001-35098	2.2	February 27, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended and currently in effect.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements, as currently in effect.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Perry Wallack, dated as of November 8, 2010.	S-1/A	333-169621	10.7	November 9, 2010
10.8*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.10A*	2012 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	November 14, 2012
10.10B*	2013 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	August 7, 2013
10.10C*	2014 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	August 7, 2014
10.10D*	2015 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 8, 2015
10.11*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.11A*	2012 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.1	November 14, 2012
10.11B*	2013 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.3	August 7, 2013
10.11C*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	August 7, 2014
10.11D*	2015 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 8, 2015
10.12*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers	10-Q	001-35098	10.4	August 7, 2013
10.13*	Description of 2014 Executive Bonus Plan	8-K	001-35098	n/a	April 8, 2014
10.14	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.15	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.16	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011	10-K	001-35098	10.16	March 6, 2012
10.17	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012	10-Q	001-35096	10.1	May 9, 2013
10.18	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013	10-Q	001-35096	10.2	May 9, 2013
21.1	List of subsidiaries of the Registrant

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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