Form 10-Q
period 2016-03-31
Cornerstone OnDemand Inc
filed 2016-05-06
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 2, 2016
Common Stock	55,077,724

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$94,527	$107,691
Short-term investments	178,786	136,841
Accounts receivable, net	88,480	104,686
Deferred commissions	33,575	35,910
Prepaid expenses and other current assets	18,863	15,297
Total current assets	414,231	400,425
Capitalized software development costs, net	25,131	23,089
Property and equipment, net	26,766	27,021
Long-term investments	18,706	64,247
Intangible assets, net	14,107	16,713
Goodwill	25,894	25,894
Other assets, net	617	878
Total Assets	$525,452	$558,267
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$12,825	$18,954
Accrued expenses	31,980	44,111
Deferred revenue, current portion	226,177	237,679
Capital lease obligations, current portion	—	33
Other liabilities	2,482	2,663
Total current liabilities	273,464	303,440
Convertible notes, net	231,546	229,305
Other liabilities, non-current	2,822	3,240
Deferred revenue, net of current portion	10,333	14,460
Total liabilities	518,165	550,445
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 54,998 and 54,704 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	410,947	394,089
Accumulated deficit	(405,125)	(386,882)
Accumulated other comprehensive income	1,459	610
Total stockholders’ equity	7,287	7,822
Total Liabilities and Stockholders’ Equity	$525,452	$558,267

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenue	$99,324	$73,955
Cost of revenue	31,650	24,662
Gross profit	67,674	49,293
Operating expenses:
Sales and marketing	56,701	45,958
Research and development	11,015	9,767
General and administrative	16,465	11,091
Amortization of certain acquired intangible assets	150	150
Total operating expenses	84,331	66,966
Loss from operations	(16,657)	(17,673)
Other income (expense):
Interest income	346	170
Interest expense	(3,190)	(3,091)
Other, net	1,793	(2,390)
Other income (expense), net	(1,051)	(5,311)
Loss before income tax provision	(17,708)	(22,984)
Income tax provision	(535)	(278)
Net loss	$(18,243)	$(23,262)
Net loss per share, basic and diluted	$(0.33)	$(0.43)
Weighted average common shares outstanding, basic and diluted	54,827	53,876

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(18,243)	$(23,262)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	510	301
Net change in unrealized gains on investments	339	68
Other comprehensive income, net of tax	849	369
Total comprehensive loss	$(17,394)	$(22,893)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(18,243)	$(23,262)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,558	6,228
Accretion of debt discount and amortization of debt issuance costs	2,241	2,133
Purchased investment premium, net of amortization	210	(65)
Net foreign currency (gain) loss	(986)	1,887
Stock-based compensation expense	12,996	8,717
Changes in operating assets and liabilities:
Accounts receivable	15,389	21,356
Deferred commissions	1,955	974
Prepaid expenses and other assets	(3,330)	(3,515)
Accounts payable	(6,318)	(2,362)
Accrued expenses	(12,924)	(6,954)
Deferred revenue	(13,191)	(7,104)
Other liabilities	(211)	(683)
Net cash used in operating activities	(14,854)	(2,650)
Cash flows from investing activities:
Purchases of investments	(16,543)	(81,497)
Maturities of investments	20,186	14,497
Purchases of property and equipment	(1,460)	(5,064)
Capitalized software costs	(4,642)	(3,471)
Net cash used in investing activities	(2,459)	(75,535)
Cash flows from financing activities:
Repayment of debt	—	(124)
Principal payments under capital lease obligations	(33)	(95)
Proceeds from employee stock plans	4,084	1,383
Net cash provided by financing activities	4,051	1,164
Effect of exchange rate changes on cash and cash equivalents	98	(2,888)
Net decrease in cash and cash equivalents	(13,164)	(79,909)
Cash and cash equivalents at beginning of period	107,691	166,557
Cash and cash equivalents at end of period	$94,527	$86,648
Supplemental cash flow information:
Cash paid for interest	$1,898	$8
Cash paid for income taxes	$720	$133
Proceeds from employee stock plans received in advance of stock issuance	$1,166	$752
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$1,278	$1,076
Capitalized stock-based compensation	$944	$513

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
The Company is a leading global provider of talent management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s Enterprise and Mid-Market solution is a unified cloud-based platform that addresses critical talent needs throughout the entire employee lifecycle, from recruitment, onboarding, training and collaboration, to performance management, compensation, succession planning and analytics.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair statement of the interim periods presented. Results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
Recently Adopted Accounting Pronouncement
In April 2015, the FASB issued a new accounting standards update to simplify presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted this accounting guidance as of March 31, 2016 on a retrospective basis. As a result of the adoption, the Company reclassified unamortized debt issuance costs of $3.0 million and $3.3 million as of March 31, 2016 and December 31, 2015, respectively, from Other assets, net and reflected them as a reduction in Convertible notes, net on the Condensed Consolidated Balance Sheets. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.

Recent Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update (“ASU”) to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In February 2016, the FASB issued a new accounting standards update, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In January 2016, the FASB issued a new accounting standards update that provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. The guidance is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
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
2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(18,243)	$(23,262)
Weighted-average shares of common stock outstanding	54,827	53,876
Net loss per share – basic and diluted	$(0.33)	$(0.43)
At March 31, 2016 and 2015, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	March 31,
	2016	2015
Options to purchase common stock and restricted stock units	10,504	9,553
Shares issuable pursuant to employee stock purchase plan	81	—
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	19,949	18,917
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income attributable to common stockholders. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of March 31, 2016. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

3. INVESTMENTS
Investments in Marketable Securities
The Company’s investments in available-for-sale marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
 The following is a summary of investments in marketable securities, including cash equivalents, as of March 31, 2016 (in thousands):

	March 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$51,963	$—	$—	$51,963
Corporate bonds	51,160	38	(19)	51,179
Agency bonds	82,377	7	(3)	82,381
U.S. treasury securities	57,978	26	(13)	57,991
Commercial paper	4,481	—	—	4,481
	$247,959	$71	$(35)	$247,995
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$61,986	$—	$—	$61,986
Corporate bonds	56,205	3	(99)	56,109
Agency bonds	85,572	—	(111)	85,461
U.S. treasury securities	58,004	2	(98)	57,908
	$261,767	$5	$(308)	$261,464
As of March 31, 2016, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately six months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of March 31, 2016 and December 31, 2015. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of March 31, 2016 and December 31, 2015.
Strategic Investments
In December 2015, the Company invested an aggregate of $0.3 million in equity securities of two privately-held companies. In July 2015, the Company invested $0.2 million in equity securities of a privately-held company, and agreed to invest an additional $0.3 million in equity securities of such privately-held company upon achievement of certain milestones. In May 2015, the Company invested $0.5 million in equity securities of a privately-held company. In September 2014, the Company invested $0.4 million in equity securities of a privately-held company. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of March 31, 2016, the Company determined there were no impairments of these investments.
In June 2014, the Company invested $0.5 million in a debt security of a privately-held company. The Company accounted for this debt security as an available-for-sale security at fair value, which was determined to have no value as of March 31, 2016.

4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(16,151)	$13,833	$29,984	$(13,732)	$16,252
Customer relationships	2,400	(2,392)	8	2,400	(2,242)	158
Software license rights	1,654	(1,388)	266	1,654	(1,351)	303
Total	$34,038	$(19,931)	$14,107	$34,038	$(17,325)	$16,713
Total amortization expense from finite-lived intangible assets was $2.6 million for the three months ended March 31, 2016, and $2.6 million for the three months ended March 31, 2015. Amortization expense of $2.5 million for the three months ended March 31, 2016, and $2.5 million for the three months ended March 31, 2015, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2016 (in thousands):

2016	$6,676
2017	7,431
Total	$14,107

Estimated remaining amortization expense of $6.7 million and $7.4 million is expected to be recorded in cost of revenue for 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended March 31, 2016, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three months ended March 31, 2016 and the year ended December 31, 2015.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$51,963	$51,963	$—	$—	$61,986	$61,986	$—	$—
Corporate bonds	51,179	—	51,179	—	56,109	—	56,109	—
Agency bonds	82,381	—	82,381	—	85,461	—	85,461	—
U.S. treasury securities	57,991	—	57,991	—	57,908	—	57,908	—
Commercial paper	4,481	—	4,481	—	—	—	—	—
Strategic investments	—	—	—	—	150	—	—	150
	$247,995	$51,963	$196,032	$—	$261,614	$61,986	$199,478	$150
At March 31, 2016 and December 31, 2015, cash equivalents of $52.0 million and $62.0 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of March 31, 2016, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of March 31, 2016, no adjustments were made to such pricing information.
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
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2016 (in thousands):

Balance as of December 31, 2015	$150
Change in value	(150)
Balance as of March 31, 2016	$—
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of March 31, 2016 was $250.4 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

The Notes are convertible at an initial conversion rate of 18.5046 shares of the Company’s common stock per $1,000 principal amount of the Notes, which represents an initial conversion price of approximately $54.04 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock and a liquidation of the Company. Upon conversion, the Company will deliver cash for the principal amount, and the Company has the right to settle any amounts in excess of the principal in cash or shares.
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
The Company incurred transaction costs of approximately $7.3 million related to the issuance of the Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the Notes to such components. Transaction costs allocated to the debt component of $6.2 million are deferred and amortized to interest expense over the term of the Notes. The transaction costs allocated to the equity component of $1.1 million were recorded to additional paid-in capital.
The net carrying amount of the liability component of the Notes as of March 31, 2016 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(18,487)
Net carrying amount before unamortized debt issuance costs	234,513
Unamortized debt issuance costs	(2,967)
Net carrying amount	$231,546

The effective interest rate of the liability component of the Notes is 5.4%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the Notes for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Contractual interest expense at 1.5% per annum	$949	$949
Amortization of debt issuance costs	310	295
Accretion of debt discount	1,931	1,838
Total	$3,190	$3,082
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
Warrants
Separately and concurrently with the entry by the Company into the Note Hedges, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire up to 4.7 million shares of the Company’s common stock at a strike price of $80.06 per share (the “Warrants”), subject to anti-dilution adjustments. The Company received proceeds of $23.2 million from the sale of the Warrants. The Warrants expire at various dates during 2018 and 2019. If the fair value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will reduce diluted earnings per share to the extent that the calculation does not have an anti-dilutive effect.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges and the Warrants are not remeasured through earnings each reporting period.
7. STOCK-BASED AWARDS
Stock-Based Awards
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2016 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2015	7,264	$30.75	7.1	$63,328
Granted	—	—
Exercised	(244)	11.94
Forfeited	(89)	43.10
Outstanding, March 31, 2016	6,931	$31.24	6.9	$52,092

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at March 31, 2016	4,804	$26.84	6.3	$51,374
Vested and expected to vest at March 31, 2016	6,858	31.14	6.8	52,068
Unrecognized compensation expense relating to stock options was $36.7 million at March 31, 2016, which is expected to be recognized over a weighted-average period of 2.0 years.

Restricted Stock Units
The Company granted restricted stock units covering 362,955 shares of its common stock during the three months ended March 31, 2016. At March 31, 2016, there were 2,703,396 shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $71.1 million at March 31, 2016, which is expected to be recognized as expense over the weighted-average period of 3.1 years.
Performance-Based Restricted Stock Units
In July 2014, the Company granted performance-based restricted stock units to an executive of the Company. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index and (b) the recipient continuing to provide service through the end of the three year term of the award. Achievement of the maximum performance level would result in the issuance of 60,900 shares. The Company used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which will be recognized ratably over the three year term of the award.
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
The Company used a Monte Carlo simulation to estimate the fair value of the portion of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. The aggregate grant date fair value of the first half of the above awards was $9.9 million, which was subsequently decreased to $5.0 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. The maximum level of shares was decreased from an aggregate of 1,070,000 shares to an aggregate of 802,500 shares, representing a decrease from 535,000 shares to 267,500 shares for the first half of the awards and the maximum level achievable of 535,000 shares for the second half of the awards. During the three months ended March 31, 2016, the Company determined that the aggregate grant date fair value of the second half of the awards was $4.1 million, which will be evaluated each reporting period to determine the Company’s performance in relation to the revenue guidance for fiscal year 2016.
The Company recognized compensation expense related to these performance-based awards of $0.9 million for the three months ended March 31, 2016. Unrecognized compensation expense related to nonvested performance-based restricted stock units was $7.5 million at March 31, 2016, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 1.7 years.
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

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of revenue	$1,092	$818
Sales and marketing expense	6,179	4,697
Research and development expense	1,787	1,168
General and administrative expense	3,938	2,034
Total	$12,996	$8,717

8. INCOME TAXES
The Company’s income tax provision was approximately $0.5 million with an effective income tax rate of (3.0)% for the three months ended March 31, 2016. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for the 2012 through 2015 tax years for its U.S. federal income tax returns. State income tax returns are subject to examination for the 2011 through 2015 tax years. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Company does not reasonably expect significant changes to its uncertain tax positions within the next twelve months.
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
Lease Commitments
During the three months ended March 31, 2016, the Company entered into various operating lease agreements with obligations of approximately $0.2 million for 2016 and $0.1 million for 2017.

Other Commitments
In February 2016, the Company amended an agreement with one of its third-party service providers, whereby the Company committed to provide certain dollar amounts of professional service projects related to implementation and other services for clients of the Company. The amendment increased the contractual commitment amount by $0.5 million in each of 2016 and 2017.
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
10. RELATED PARTY TRANSACTIONS
In 2010, the Cornerstone OnDemand Foundation (the “Foundation”), was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended March 31, 2016 and 2015, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $0.6 million, respectively.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During the three months ended March 31, 2016 and 2015, the Company recorded $0.2 million and $0.2 million, respectively, in expenses related to the use of the accounting software from the company whose executive officer served on the Company’s Board of Directors during those years.
11. SUBSEQUENT EVENTS
During April 2016, the Company entered into operating leases with commitments of approximately $0.3 million in 2016 and $0.3 million in 2017.
During April and May 2016, the Compensation Committee of the Company’s Board of Directors granted restricted stock units covering an aggregate of 304,635 shares of the Company’s common stock which generally vest annually over four years. During May 2016, the Compensation Committee of the Company’s Board of Directors granted stock options to purchase 50,000 shares of the Company's common stock at a weighted average exercise price of $34.35 per share. These stock options vest over four years.

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
We also provide consulting services in implementation of our solutions through configuration, system integration, business process re-engineering, change management and training services. After the initial purchase of our solution, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the solution across their organizations and increase usage of the solution over time.
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
We currently have 2,670 clients who use our Enterprise and Mid-Market solution to empower approximately 25.0 million users across 191 countries in 42 different languages. The number of clients using our Enterprise and Mid-Market solution has grown from 105 at December 31, 2007, to 2,153 at December 31, 2014, to 2,595 at December 31, 2015, and to 2,670 at March 31, 2016.
We generate most of our revenue from the sale of our solutions pursuant to multi-year client agreements. Client agreements for our Enterprise and Mid-Market solution typically have terms of three years. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We generally price our Enterprise and Mid-Market solution based on the number of products purchased and the permitted number of users with access to each product. We expect to price Cornerstone Edge based on usage and to generate platform fees from independent software vendors that build or integrate applications on our platform. We also generate revenue from consulting services for configuration, training, and consulting.
We sell our solutions through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to continue to invest in our direct sales and distribution activities to address our market opportunity.
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for a portion of the annual subscription fees for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $99.3 million for the three months ended March 31, 2016, from $74.0 million for the three months ended March 31, 2015.

We have historically experienced seasonality in terms of when we enter into client agreements. We usually sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we typically sign a large portion of these agreements during the last month, and often the last two weeks of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new talent management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new clients, invoice new clients, invoice existing clients for annual subscription periods and recognize revenue. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
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
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we continue to improve the existing functionality for our solutions. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and service capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of our growth.
Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional products or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solutions;

•	our ability to manage growth, including in terms of new clients, additional users, additional headcount and new geographies;

•	our ability to expand our enterprise and mid-market sales teams;

•	our ability to maintain stable and consistent quota attainment rates;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the United States and internationally;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	the timing and success of solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies; and

•	general economic and market conditions including fluctuations in foreign exchange rates.
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

•
Subscriptions to Our Solutions. Clients pay subscription fees for access to our solutions and support for a specified period of time, typically three years for our Enterprise and Mid-Market solution. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a solution. We generally recognize revenue from subscriptions ratably over the term of the agreements.

•
Professional Consulting Services and Other. We offer our clients assistance in implementing our solutions and optimizing their use. Consulting services include application configuration, system integration, business process re-engineering, change management and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase consulting services at any other time. We generally recognize revenue from fixed fee consulting services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

Our client agreements generally include both a subscription to access our solutions and related professional consulting services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
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

•	Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangible assets consists of amortization of acquisition-related intangibles for customer relationships.
Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper in the three months ended March 31, 2016.

•	Interest Expense. Interest expense consists primarily of interest expense from our convertible debt, accretion of debt discount and amortization of debt issuance costs.

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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2016.
As of March 31, 2016, there have been no material changes to our critical accounting policies since December 31, 2015.
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

	Three Months Ended March 31,
	2016	2015
Revenue	$99,324	$73,955
Cost of revenue	31,650	24,662
Gross profit	67,674	49,293
Operating expenses:
Sales and marketing	56,701	45,958
Research and development	11,015	9,767
General and administrative	16,465	11,091
Amortization of certain acquired intangibles	150	150
Total operating expenses	84,331	66,966
Loss from operations	(16,657)	(17,673)
Other income (expense):
Interest income	346	170
Interest expense	(3,190)	(3,091)
Other, net	1,793	(2,390)
Loss before income tax provision	(17,708)	(22,984)
Income tax provision	(535)	(278)
Net loss	$(18,243)	$(23,262)

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended March 31,
	2016	2015
Revenue (in thousands)	$99,324	$73,955
Bookings (in thousands)	$83,695	$63,475
Number of clients	2,670	2,237
Number of users (in millions)	25.0	19.1

Revenue increased by $25.4 million, or 34%, for the three months ended March 31, 2016 as compared to the same period in 2015. The rate of our revenue increase can be impacted by the mix of subscription and professional consulting services revenue, the timing of delivery of our professional consulting services revenue, as well as the growth rate of our emerging markets.
The following table sets forth our revenue by type for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Subscription revenue	$79,692	$60,342
Percentage of subscription revenue to total revenue	80%	82%
Professional consulting services revenue	$19,632	$13,613
Percentage of professional consulting services to total revenue	20%	18%
	$99,324	$73,955
Subscription revenue increased by $19.4 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients during the three months ended March 31, 2016. Professional services revenue increased by $6.0 million for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was primarily due to higher demand for professional services from an increased number of clients.
The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2016	2015
Revenue for United States	$67,685	$50,947
Percentage of total revenue for United States	68%	69%
Revenue for all other countries	$31,639	$23,008
Percentage of total revenue for all other countries	32%	31%
	$99,324	$73,955
Bookings increased $20.2 million, or 32%, for the three months ended March 31, 2016 as compared to the same period in 2015, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2015. The growth rates for revenue and bookings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.

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
The following table presents a reconciliation of revenue to bookings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended March 31, 2016
Revenue		$99,324
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at March 31, 2016	236,510
Change in deferred revenue		(15,629)
Bookings		$83,695
	Deferred Revenue Balance	Three Months Ended March 31, 2015
Revenue		$73,955
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at March 31, 2015	180,856
Change in deferred revenue		(10,480)
Bookings		$63,475
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
Our number of clients grew 19% at March 31, 2016 compared to March 31, 2015. Our number of users increased 31% at March 31, 2016 compared to March 31, 2015.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Cost of revenue	$31,650	$24,662
Gross profit	$67,674	$49,293
Gross margin	68%	67%
Cost of revenue increased $7.0 million, or 28%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase in cost of revenue was primarily due to $2.9 million in increased costs related to outsourced consulting services, a $1.4 million increase in allocated overhead costs and $1.0 million in increased employee-related costs due to higher headcount. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.

The following table presents our estimate of remaining amortization expense for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2016 (in thousands):

2016	$6,676
2017	7,431
Total	$14,107
Estimated remaining amortization expense of $6.7 million and $7.4 million will be recorded in cost of revenue for 2016 and 2017, respectively. The remaining estimated amortization expense will be recorded in amortization of certain acquired intangible assets within operating expenses.
Sales and Marketing

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Sales and marketing	$56,701	$45,958
Percent of revenue	57%	62%
Sales and marketing expenses increased $10.7 million, or 23%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total sales and marketing headcount at March 31, 2016 increased compared to March 31, 2015, contributing to an increase in employee-related costs of $7.9 million. In addition, we incurred increased costs associated with outsourced marketing programs of $0.9 million.
Research and Development

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
Research and development	$11,015	$9,767
Percent of revenue	11%	13%
Research and development expenses increased by $1.2 million, or 13%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was principally due to an increase in research and development headcount at March 31, 2016 compared to March 31, 2015 to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $1.2 million.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $4.9 million and $3.5 million of software development costs and amortized $2.8 million and $2.0 million in the three months ended March 31, 2016 and 2015, respectively.

General and Administrative

	Three Months Ended March 31,
	2016	2015
	(dollars in thousands)
General and administrative	$16,465	$11,091
Percent of revenue	17%	15%
General and administrative expenses increased by $5.4 million, or 48%, for the three months ended March 31, 2016 as compared to the same period in 2015. The increase was driven by higher costs to support our growing business, which mainly consists of costs incurred in connection with increases in general and administrative headcount.
Amortization of certain acquired intangible assets

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Amortization of certain acquired intangible assets	$150	$150
Amortization of certain acquired intangible assets remained consistent for the three months ended March 31, 2016, as compared to the same period in 2015.
Other Income (Expense)

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Interest income	$346	$170
Interest expense	(3,190)	(3,091)
Other, net	1,793	(2,390)
Total	$(1,051)	$(5,311)
Interest income for the three months ended March 31, 2016 increased $0.2 million as compared to the same period in 2015 due to the increase in interest income earned on purchase of investment securities net of purchased premium amortization. Interest expense for the three months ended March 31, 2016 increased by $0.1 million as compared to the same period in 2015 due to an increase in interest expense for our convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three months ended March 31, 2016 and 2015, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Income tax provision	$(535)	$(278)
For the three months ended March 31, 2016, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At March 31, 2016, our principal sources of liquidity were $94.5 million of cash and cash equivalents, investments in marketable securities of $196.0 million, and $88.5 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(14,854)	$(2,650)
Net cash used in investing activities	(2,459)	(75,535)
Net cash provided by financing activities	4,051	1,164
Net Cash Used in Operating Activities
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.

Cash used in operating activities of $14.9 million in the three months ended March 31, 2016 was a result of the continued growth of our business and our continued investments for further growth. In the three months ended March 31, 2016, $22.0 million, or 121%, of our net loss of $18.2 million consisted of non-cash items, including $13.0 million of stock-based compensation, $7.6 million of depreciation and amortization, $2.2 million of accretion of debt discount and amortization of debt issuance costs and purchased premium net of amortization of $0.2 million related to investment securities. Cash used in operating activities was partially offset by $1.0 million of unrealized foreign exchange gains.
Cash used in operating activities in the three months ended March 31, 2016 also included a $13.2 million decrease in deferred revenue due to decreased billings during the three months ended March 31, 2016, a $12.9 million decrease in accrued liabilities primarily due to the payment of our 2015 bonuses, a decrease in accounts payable of $6.3 million attributable to the timing of payment to vendors, a $3.3 million increase in prepaid and other assets primarily due to the timing of payment to vendors, and a decrease in other liabilities of $0.2 million primarily due to the timing of payments. Cash used in operating activities was partially offset by a $15.4 million decrease in accounts receivable due to receipt of payments from our clients and a $2.0 million decrease in deferred commissions due to the seasonality of our business.
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
Net Cash Used in Investing Activities
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. We invest our excess cash in investment securities. In December 2015, July 2015, May 2015, September 2015 and June 2014, we made strategic investments in privately-held companies. In November of 2014, we purchased the privately held company, Evolv Inc. As our business grows, we expect our capital expenditures and our investment activity to continue to increase.
We used $2.5 million of cash in investing activities in the three months ended March 31, 2016, primarily due to $16.5 million in purchases of investment securities, $4.6 million of investments in our capitalized software and $1.5 million in purchases of additional equipment during the period. Cash used in investing activities was partially offset by a $20.2 million increase related to cash received from the maturities of investment securities.
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
Net Cash Provided by Financing Activities
Cash provided by financing activities of $4.1 million in the three months ended March 31, 2016 was primarily due to proceeds from employee stock awards of $4.1 million, including proceeds from option exercises and cash received for the purchase of shares under our ESPP. These proceeds were partially offset by our payments on our capital lease obligations.
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

Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 except for the following: we (i) entered into various operating lease agreements with obligations of approximately $0.2 million in 2015 and $0.1 million in 2016; and (ii) amended an agreement to increase our contractual commitment with a third-party service provider by $0.5 million in each of 2016 and 2017.
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
We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, U.S. treasury securities, agency securities, commercial paper and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At March 31, 2016, we had cash and cash equivalents of $94.5 million and investments of $197.5 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
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

As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2016, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $5.7 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $18.2 million, $85.5 million, $64.9 million, and $40.4 million for the three months ended March 31, 2016, and years ended December 31, 2015, 2014 and 2013, respectively. At March 31, 2016, our accumulated deficit was $405.1 million and total stockholders’ equity was $7.3 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include, among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for talent management solutions in particular. We sell our Enterprise and Mid-Market solution primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solutions at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and talent management solutions as well as pressure from clients and potential clients for extended billing terms. If economic conditions deteriorate, our clients and potential clients may elect to decrease their information technology and talent management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
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
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations, and expected growth in our market. Our assumptions and estimates related to our business growth, including the performance of our core business and emerging businesses and the demand for our solutions in the United States, Europe and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc.; in April 2012, Oracle Corporation acquired Taleo Corporation; in August 2012, International Business Machines Corporation acquired Kenexa, Inc.; and in October 2014, Skillsoft Corp. acquired SumTotal Systems, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our solutions and limiting the number of consultants available to implement our solutions. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,425 employees on March 31, 2015 to 1,681 employees on March 31, 2016. In addition, we have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the risk factors titled “—As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” and “—We currently have a limited number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.”

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
Our talent management solutions involve the storage and transmission of clients’ proprietary and confidential information over the Internet (including public networks), and security breaches, unauthorized access, unauthorized usage, viruses or similar breaches or disruptions could result in loss of this information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. In addition, errors in the storage or transmission of such information could compromise the security of that information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and the data stored in these systems. Because there is a time lag associated with developing adequate protections against such new developments and techniques, unauthorized access or sabotage of our systems and the information processed in connection with our business may result. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any violations of privacy or information security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our operating results and financial condition, including our ability to make required reporting and disclosures as a public company. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
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
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our solutions. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
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
We have historically experienced seasonality in terms of when we enter into client agreements for our solutions. We sign a significantly higher percentage of agreements with new clients, and renewal agreements with existing clients, in the fourth quarter of each year and a significant portion of these agreements are signed during the last month, and with respect to each quarter, often the last two weeks, of the quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we generally recognize subscription revenue over the term of the client agreement, which is generally three years. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.
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
Our talent management solutions enable our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union, or EU, and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. For example, the EU recently adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, as well as negative publicity and a loss of business. Any of these matters could materially adversely affect our business, financial condition or operational results. Moreover, if future laws and regulations limit our clients’ ability to use and share employee data or our ability to store, process and share data with our clients over the Internet, demand for our solutions could decrease, our costs could increase, and our operating results and financial condition could be harmed.
In particular, with regard to transfers of personal data, as such term is used in the EU, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice, or the ECJ Ruling. As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. We and those transferring personal data to us may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.
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

•	currency exchange rate fluctuations;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.
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
In May 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.
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
We currently have foreign sales denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, New Zealand Dollars, Norwegian Kroner, Polish Zloty, Singapore Dollars, Swedish Krona and Swiss Franc. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Fluctuations in the exchange rates of these foreign currencies may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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
At March 31, 2016, we had $94.5 million in cash and cash equivalents and $196.0 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. From time to time we may make direct investments in privately held companies. For example, since 2014, we have made strategic investments in six privately-held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
To the extent that our pre-tax income or loss becomes relatively modest, our ability to conclude that a control deficiency is not a material weakness or that an accounting error does not require a restatement could be adversely affected.
Under the Sarbanes-Oxley Act of 2002, our management is required to assess the impact of control deficiencies based upon both quantitative and qualitative factors, and depending upon that analysis, we classify such identified deficiencies as either a control deficiency, significant deficiency or a material weakness. One element of our analysis of the significance of any control deficiency is its actual or potential financial impact. This assessment will vary depending on our level of pre-tax income or loss. For example, a smaller pre-tax income or loss will increase the likelihood of a quantitative assessment of a control deficiency as a significant deficiency or material weakness.
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
The conversion of some or all of our convertible notes will dilute the ownership interests of existing stockholders to the extent we deliver shares upon conversion of any of the notes. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
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
Our certificate of incorporation, our bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and our bylaws include provisions that:

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
Any provision of our certificate of incorporation, our bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Perry A. Wallack
Perry A. Wallack
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 6, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1*	2016 Sales Commission Plan between the Registrant and David J. Carter
10.2*	2016 Sales Commission Plan between the Registrant and Vincent Belliveau
10.3*	Description of 2016 Executive Bonus Plan	8-K	001-35098	n/a	March 18, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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