Form 10-Q
period 2016-06-30
Cornerstone OnDemand Inc
filed 2016-08-05
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of August 1, 2016
Common Stock	55,931,617

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$112,575	$107,691
Short-term investments	154,052	136,841
Accounts receivable, net	103,278	104,686
Deferred commissions	33,040	35,910
Prepaid expenses and other current assets	17,887	15,297
Total current assets	420,832	400,425
Capitalized software development costs, net	26,811	23,089
Property and equipment, net	25,506	27,021
Long-term investments	31,145	64,247
Intangible assets, net	11,867	16,713
Goodwill	25,894	25,894
Other assets, net	467	878
Total Assets	$542,522	$558,267
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$16,495	$18,954
Accrued expenses	37,310	44,111
Deferred revenue, current portion	226,608	237,679
Capital lease obligations, current portion	—	33
Other liabilities	2,147	2,663
Total current liabilities	282,560	303,440
Convertible notes, net	233,814	229,305
Other liabilities, non-current	2,512	3,240
Deferred revenue, net of current portion	9,226	14,460
Total liabilities	528,112	550,445
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 55,693 and 54,704 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	434,417	394,089
Accumulated deficit	(422,713)	(386,882)
Accumulated other comprehensive income	2,700	610
Total stockholders’ equity	14,410	7,822
Total Liabilities and Stockholders’ Equity	$542,522	$558,267

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenue	$107,013	$82,563	$206,337	$156,518
Cost of revenue	35,955	27,893	67,605	52,555
Gross profit	71,058	54,670	138,732	103,963
Operating expenses:
Sales and marketing	57,835	51,446	114,536	97,404
Research and development	11,782	9,983	22,797	19,750
General and administrative	16,538	12,260	33,003	23,351
Amortization of certain acquired intangible assets	—	150	150	300
Total operating expenses	86,155	73,839	170,486	140,805
Loss from operations	(15,097)	(19,169)	(31,754)	(36,842)
Other income (expense):
Interest income	385	202	731	372
Interest expense	(3,217)	(3,114)	(6,407)	(6,205)
Other, net	482	(801)	2,275	(3,191)
Other income (expense), net	(2,350)	(3,713)	(3,401)	(9,024)
Loss before income tax provision	(17,447)	(22,882)	(35,155)	(45,866)
Income tax provision	(141)	(380)	(676)	(658)
Net loss	$(17,588)	$(23,262)	$(35,831)	$(46,524)
Net loss per share, basic and diluted	$(0.32)	$(0.43)	$(0.65)	$(0.86)
Weighted average common shares outstanding, basic and diluted	55,278	53,987	55,053	53,886

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(17,588)	$(23,262)	$(35,831)	$(46,524)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	1,113	(536)	1,623	(235)
Net change in unrealized gains (losses) on investments	128	(4)	467	64
Other comprehensive income (loss), net of tax	1,241	(540)	2,090	(171)
Total comprehensive loss	$(16,347)	$(23,802)	$(33,741)	$(46,695)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(35,831)	$(46,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	15,451	12,904
Accretion of debt discount and amortization of debt issuance costs	4,509	4,292
Purchased investment premium, net of amortization	562	112
Net foreign currency (gain) loss	(1,210)	2,198
Stock-based compensation expense	26,004	18,501
Changes in operating assets and liabilities:
Accounts receivable	(1,178)	3,486
Deferred commissions	1,724	(1,242)
Prepaid expenses and other assets	(2,549)	(3,572)
Accounts payable	(2,680)	(1,707)
Accrued expenses	(5,888)	(508)
Deferred revenue	(9,323)	(2,210)
Other liabilities	(705)	(1,062)
Net cash used in operating activities	(11,114)	(15,332)
Cash flows from investing activities:
Purchases of investments	(61,514)	(104,039)
Maturities of investments	77,195	45,806
Capital expenditures	(3,361)	(8,509)
Capitalized software costs	(8,227)	(6,630)
Net cash provided by (used in) investing activities	4,093	(73,372)
Cash flows from financing activities:
Repayment of debt	—	(216)
Principal payments under capital lease obligations	(33)	(148)
Proceeds from employee stock plans	12,476	3,658
Net cash provided by financing activities	12,443	3,294
Effect of exchange rate changes on cash and cash equivalents	(538)	(1,768)
Net increase (decrease) in cash and cash equivalents	4,884	(87,178)
Cash and cash equivalents at beginning of period	107,691	166,557
Cash and cash equivalents at end of period	$112,575	$79,379
Supplemental cash flow information:
Cash paid for interest	$1,898	$14
Cash paid for income taxes	1,096	644
Proceeds from employee stock plans received in advance of stock issuance	202	171
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$902	$5,825
Capitalized stock-based compensation	1,885	1,221

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.
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
Recently Adopted Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update (“ASU”) to simplify presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted this accounting guidance as of March 31, 2016 on a retrospective basis. As a result of the adoption, the Company reclassified unamortized debt issuance costs of $2.7 million and $3.3 million as of June 30, 2016 and December 31, 2015, respectively, from Other assets, net and reflected them as a reduction in Convertible notes, net on the Condensed Consolidated Balance Sheets. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.

Recent Accounting Pronouncements
In March 2016, the FASB issued a new accounting standards update to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
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
2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net loss	$(17,588)	$(23,262)	$(35,831)	$(46,524)
Weighted-average shares of common stock outstanding	55,278	53,987	55,053	53,886
Net loss per share – basic and diluted	$(0.32)	$(0.43)	$(0.65)	$(0.86)
At June 30, 2016 and 2015, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	June 30,
	2016	2015
Options to purchase common stock and restricted stock units	10,147	10,153
Shares issuable pursuant to employee stock purchase plan	85	67
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	19,596	19,584
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of June 30, 2016. Since the beneficial impact of the Note Hedges was anti-dilutive, they were excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

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
 The following is a summary of investments in marketable securities, including cash equivalents, as of June 30, 2016 (in thousands):

	June 30, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$75,498	$—	$—	$75,498
Corporate bonds	44,947	35	(7)	44,975
Agency bonds	50,029	13	—	50,042
U.S. treasury securities	73,734	122	—	73,856
Commercial paper	14,752	—	—	14,752
	$258,960	$170	$(7)	$259,123
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$61,986	$—	$—	$61,986
Corporate bonds	56,205	3	(99)	56,109
Agency bonds	85,572	—	(111)	85,461
U.S. treasury securities	58,004	2	(98)	57,908
	$261,767	$5	$(308)	$261,464
As of June 30, 2016, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of June 30, 2016 and December 31, 2015. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of June 30, 2016 and December 31, 2015.
Strategic Investments
The following is a summary of the Company’s strategic investments in equity securities of privately-held companies as of June 30, 2016 (in thousands):

June 30, 2016
April 2016 investment	$112
December 2015 investment	350
July 2015 investment	250
May 2015 investment	500
September 2014 investment	360
$1,572
The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of June 30, 2016, the Company determined there were no impairments of these investments.

In June 2014, the Company invested $0.5 million in a debt security of a privately-held company. The Company accounted for this debt security as an available-for-sale security at fair value, which was determined to have no value as of June 30, 2016.
4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(18,347)	$11,637	$29,984	$(13,732)	$16,252
Customer relationships	2,400	(2,400)	—	2,400	(2,242)	158
Software license rights	1,654	(1,424)	230	1,654	(1,351)	303
Total	$34,038	$(22,171)	$11,867	$34,038	$(17,325)	$16,713
Total amortization expense from finite-lived intangible assets was $2.2 million and $4.8 million for the three and six months ended June 30, 2016, respectively, and $2.6 million and $5.3 million for the three and six months ended June 30, 2015, respectively. Amortization expense of $2.2 million and $4.7 million for the three and six months ended June 30, 2016, respectively, and $2.5 million and $5.0 million for the three and six months ended June 30, 2015, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2016 (in thousands):

Remainder of 2016	$4,436
2017	7,431
Total	$11,867
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2016, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the six months ended June 30, 2016 and the year ended December 31, 2015.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$75,498	$75,498	$—	$—	$61,986	$61,986	$—	$—
Corporate bonds	44,975	—	44,975	—	56,109	—	56,109	—
Agency bonds	50,042	—	50,042	—	85,461	—	85,461	—
U.S. treasury securities	73,856	—	73,856	—	57,908	—	57,908	—
Commercial paper	14,752	—	14,752	—	—	—	—	—
Strategic investments	—	—	—	—	150	—	—	150
	$259,123	$75,498	$183,625	$—	$261,614	$61,986	$199,478	$150
At June 30, 2016 and December 31, 2015, cash equivalents of $75.5 million and $62.0 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of June 30, 2016, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of June 30, 2016, no adjustments were made to such pricing information.
Strategic Investments
The Company’s investments in privately-held companies are shown in the accompanying Condensed Consolidated Balance Sheets in Long-term investments and accompanying Condensed Consolidated Statements of Cash Flows in Purchases of investments. The strategic investments classified as debt securities are considered Level 3 in the fair value hierarchy as they have been valued using significant unobservable inputs or data from various valuation approaches and is measured each reporting period at fair value.
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2016 (in thousands):

Balance as of December 31, 2015	$150
Change in value	(150)
Balance as of June 30, 2016	$—
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of June 30, 2016 was $259.8 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amount of the liability component of the Notes as of June 30, 2016 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(16,532)
Net carrying amount before unamortized debt issuance costs	236,468
Unamortized debt issuance costs	(2,654)
Net carrying amount	$233,814

The effective interest rate of the liability component of the Notes is 5.4%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the Notes for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Contractual interest expense at 1.5% per annum	$949	$949	$1,898	$1,898
Amortization of debt issuance costs	314	299	624	594
Accretion of debt discount	1,954	1,860	3,885	3,698
Total	$3,217	$3,108	$6,407	$6,190
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
7. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2016 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2015	7,264	$30.75	7.1	$63,328
Granted	101	38.67
Exercised	(633)	16.40
Forfeited	(166)	43.25
Outstanding, June 30, 2016	6,566	$31.93	6.7	$64,153

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value
Exercisable at June 30, 2016	4,727	$28.21	6.2	$61,485
Vested and expected to vest at June 30, 2016	6,502	31.84	6.7	64,042
Unrecognized compensation expense relating to stock options was $31.9 million at June 30, 2016, which is expected to be recognized over a weighted-average period of 1.8 years. The aggregate grant date fair value of stock options granted during the six months ended June 30, 2016 was $1.8 million.

Restricted Stock Units
The Company granted restricted stock units covering 0.7 million shares of its common stock during the six months ended June 30, 2016. At June 30, 2016, there were 2.7 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $73.5 million at June 30, 2016, which is expected to be recognized as expense over the weighted-average period of 2.9 years.
Performance-Based Restricted Stock Units
In July 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the issuance of performance-based restricted stock units to an executive officer of the Company. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index and (b) the recipient continuing to provide service through the end of the three year term of the award. Achievement of the maximum performance level would result in the issuance of 60,900 shares. The Company used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which will be recognized ratably over the three year term of the award.
In December 2014, the Compensation Committee approved the issuance of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, (b) the achievement of the Company’s revenue guidance for each of fiscal year 2015 and 2016 and (c) the recipient continuing to provide services to the Company through the end of the three year term of the award. The Company finalizes its revenue guidance in February of each year, thus a grant date was established in February of 2015 and February of 2016 for each of the two tranches of the award related to that year’s revenue guidance. Each tranche is treated as a separate grant and recognized from the date the revenue guidance is determined over the remaining portion of the original three year term of the award. Achievement of the maximum performance level would result in the issuance of an aggregate of 1,070,000 shares.
The Company used a Monte Carlo simulation to estimate the fair value each tranche of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. The aggregate grant date fair value of the first half of the above awards was $9.9 million, which was subsequently decreased to $5.0 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. The decrease in value was a result of the maximum level of shares decreasing from an aggregate of 1,070,000 shares to an aggregate of 802,500 shares, representing a decrease from 535,000 shares to 267,500 shares for the first half of the awards and the maximum level achievable of 535,000 shares remaining for the second half of the awards. During the six months ended June 30, 2016, the Company determined that the aggregate grant date fair value of the second half of the awards was $3.6 million, which will be evaluated each reporting period to determine the Company’s performance in relation to the revenue guidance for fiscal year 2016. Additionally, during the six months ended June 30, 2016, an aggregate of 30,000 shares were forfeited as a result of the retirement of an executive officer of the Company.
The Company recognized compensation expense related to these performance-based awards of $0.6 million and $1.5 million for the three and six months ended June 30, 2016, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $4.6 million at June 30, 2016, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 1.4 years.

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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2016 and 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Cost of revenue	$1,170	$845	$2,262	$1,663
Sales and marketing expense	6,266	5,500	12,445	10,197
Research and development expense	1,846	1,344	3,633	2,512
General and administrative expense	3,726	2,095	7,664	4,129
Total	$13,008	$9,784	$26,004	$18,501

8. INCOME TAXES
The Company’s income tax provision was approximately $0.1 million and $0.7 million with an effective income tax rate of (0.8)% and (1.9)% for the three and six months ended June 30, 2016, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The income tax provision is related to foreign and certain state income taxes. Given the Company’s historical losses, it has not recorded a provision, except for state minimum taxes and withholding taxes, for United States, United Kingdom, New Zealand, Hong Kong and Brazil income taxes as the Company has recorded a full valuation allowance against the net deferred tax assets for each of these countries and does not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
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

Lease Commitments
During the six months ended June 30, 2016, the Company entered into various operating lease agreements with obligations of approximately $0.4 million for 2016 and $0.5 million for 2017.
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
10. RELATED PARTY TRANSACTIONS
In 2010, the Cornerstone OnDemand Foundation (the “Foundation”), was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of talent management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended June 30, 2016 and 2015, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $0.7 million, respectively, and for the six months ended June 30, 2016 and 2015 values of $1.7 million and $1.3 million, respectively.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors. During the three months ended June 30, 2016 and 2015, the Company recorded $0.2 million and $0.1 million, respectively, and for the six months ended June 30, 2016 and 2015 recorded $0.4 million and $0.3 million, respectively, in expenses related to the use of the accounting software from the company whose executive officer served on the Company’s Board of Directors during those years.
11. SUBSEQUENT EVENTS
The Compensation Committee granted performance-based restricted stock units during July 2016. Achievement of the probable target level would result in the issuance of 166,600 shares of the Company’s common stock upon the vesting of the restricted stock units and achievement of the maximum target would result in the issuance of 499,800 shares of the Company’s common stock upon the vesting of the restricted stock units. The performance-based restricted stock units will vest fully at the end of three years.
During July and August 2016, the Compensation Committee also granted restricted stock units covering an aggregate of 821,480 shares of the Company’s common stock which generally vest annually over four years.

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
Overview
Cornerstone OnDemand is one of the world’s largest cloud computing companies with 2,730 clients across approximately 26.3 million users in 191 countries and 42 different languages. We help organizations around the globe recruit, retain and develop their employees using talent management solutions delivered as Software-as-a-Service, or SaaS. Our talent management suite enables organizations to manage the entire employee lifecycle, with a focus on continuous learning and development, to empower employees to realize their potential and drive success within their organization.
We work with clients across all geographies, verticals and market segments to address critical talent needs throughout the entire employee lifecycle. Our Recruiting, Learning and Performance modules help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; connecting employees with other individuals in the organization; goal setting and performance reviews; as well as linking compensation to performance; identifying development plans based on performance gaps; and then utilizing all of that data for mobility within the organization. Recently, we strengthened these product offerings with a full Analytics suite that enables our clients to make smarter, more strategic, and more informed decisions around their talent.
Within the Learning module, we also offer Extended Enterprise and Cornerstone for Salesforce to Enterprise and Mid-Market clients. Extended Enterprise allows clients to train and develop their extended ecosystem of vendors, distributors, and customers with certification programs, trainings and other content. Cornerstone for Salesforce is a cloud-based learning solution developed natively on the Salesforce.com platform that allows organizations to seamlessly access sales enablement and just-in-time training embedded within Salesforce.
In addition to our talent management suite for clients upmarket, we also offer Cornerstone Growth Edition, which is a cloud-based talent management solution with learning and performance product offerings targeted to organizations with 250 or fewer employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions in our client and user count metrics as we believe the client and user count metrics for our Enterprise and Mid-Market solution give a better indication of our overall performance.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for a portion of the annual subscription fees for multi-year subscriptions and upfront for consulting services. For amounts not invoiced in advance for multi-year subscriptions or consulting services, we invoice under various terms over the subscription and service periods. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $107.0 million and $206.3 million for the three and six months ended June 30, 2016, respectively, from $82.6 million and $156.5 million for the three and six months ended June 30, 2015, respectively.
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
Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control. In addition to those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q, such factors include:

•	our ability to attract new clients;

•	the timing and rate at which we enter into agreements for our solutions with new clients;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which our existing clients renew their subscriptions for our solutions and the timing of those renewals;

•	the extent to which our existing clients purchase additional products or add incremental users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing for us to deliver the enhancements to our clients;

•	changes in the mix of our sales between new and existing clients;

•	changes in the mix of our sales between subscription and professional consulting services;

•	changes to the proportion of our client base that is comprised of enterprise or mid-sized organizations;

•	seasonal factors affecting the demand for our solutions;

•	our ability to manage growth, including in terms of new clients, additional users, additional headcount and new geographies;

•	our ability to expand our enterprise and mid-market sales teams;

•	our ability to maintain stable and consistent quota attainment rates;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the United States and internationally;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies;

•	the timing and success of solutions offered by our competitors;

•	changes in our pricing policies and those of our competitors;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies; and

•	general economic and market conditions including fluctuations in foreign exchange rates.
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

•
Billings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than from new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track billings (formerly referred to as “bookings”), which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance to calculate billings so it better reflects new business activity in the period as evidenced by prepayments or billings under our billing policies arising from acquisition of new clients, sales of additional products to existing clients, the addition of incremental users by existing clients and client renewals. Billings are affected by our billing terms, and any changes in those billing terms may shift billings between periods. Due to the seasonality of our sales, billings growth is inconsistent from quarter to quarter throughout a calendar year. Additionally, billings growth can be impacted by fluctuations in foreign exchange rates. For a reconciliation of billings to revenue, please see “Results of Operations – Revenue and Metrics.”

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

We intend to continue to invest in sales and marketing strategically to expand our business both domestically and internationally. We expect sales and marketing expenses as a percentage of revenue to decrease.

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
Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper in the three and six months ended June 30, 2016.

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

Income Tax Provision
The income tax provision is related to foreign and certain state income taxes. Given our historical losses, we have not recorded a provision, except for state minimum taxes and withholding taxes, for United States, United Kingdom, New Zealand, Hong Kong and Brazil income taxes as we have recorded a full valuation allowance against the net deferred tax assets for each of these countries. Other foreign subsidiaries and branches provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
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
As of June 30, 2016, there have been no material changes to our critical accounting policies since December 31, 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$107,013	$82,563	$206,337	$156,518
Cost of revenue	35,955	27,893	67,605	52,555
Gross profit	71,058	54,670	138,732	103,963
Operating expenses:
Sales and marketing	57,835	51,446	114,536	97,404
Research and development	11,782	9,983	22,797	19,750
General and administrative	16,538	12,260	33,003	23,351
Amortization of certain acquired intangibles	—	150	150	300
Total operating expenses	86,155	73,839	170,486	140,805
Loss from operations	(15,097)	(19,169)	(31,754)	(36,842)
Other income (expense):
Interest income	385	202	731	372
Interest expense	(3,217)	(3,114)	(6,407)	(6,205)
Other, net	482	(801)	2,275	(3,191)
Loss before income tax provision	(17,447)	(22,882)	(35,155)	(45,866)
Income tax provision	(141)	(380)	(676)	(658)
Net loss	$(17,588)	$(23,262)	$(35,831)	$(46,524)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2016	2015	2016	2015
Revenue (in thousands)	$107,013	$82,563	$206,337	$156,518
Billings (in thousands)	$106,337	$91,291	$190,032	$154,766
Number of clients	2,730	2,362	2,730	2,362
Number of users (in millions)	26.3	20.5	26.3	20.5

Revenue increased by $24.5 million, or 30%, for the three months ended June 30, 2016 as compared to the same period in 2015 and increased by $49.8 million, or 32%, for the six months ended June 30, 2016 as compared to the same period in 2015. The rate of our revenue increase can be impacted by fluctuations in foreign exchange rates, the mix of subscription and professional consulting services revenue, the timing of delivery of our professional consulting services revenue, as well as the growth rate of our emerging markets.

The following table sets forth our revenue by type for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Subscription revenue	$84,242	$65,123	$163,934	$125,465
Percentage of subscription revenue to total revenue	78.7%	78.9%	79.4%	80.2%
Professional services revenue	$22,771	$17,440	$42,403	$31,053
Percentage of professional services to total revenue	21.3%	21.1%	20.6%	19.8%
	$107,013	$82,563	$206,337	$156,518
Subscription revenue increased by $19.1 million for the three months ended June 30, 2016 as compared to the same period in 2015 and increased by $38.5 million for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients during the three months ended June 30, 2016. Professional services revenue increased by $5.3 million for the three months ended June 30, 2016 as compared to the same period in 2015 and increased by $11.4 million for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was primarily due to higher demand for professional services from an increased number of clients at the top end of the market, which experienced a higher mix of services relative to the total deal size.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue for United States	$71,857	$57,112	$139,542	$108,059
Percentage of total revenue for United States	67.1%	69.2%	67.6%	69.0%
Revenue for all other countries	$35,156	$25,451	$66,795	$48,459
Percentage of total revenue for all other countries	32.9%	30.8%	32.4%	31.0%
	$107,013	$82,563	$206,337	$156,518
Billings increased $15.0 million, or 16% and $35.3 million, or 23%, respectively, for the three and six months ended June 30, 2016 as compared to the same period in 2015, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2015. The growth rates for revenue and billings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, fluctuations in foreign exchange rates, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of consulting revenue generally on a proportional performance basis over the period the services are performed.
As discussed above under the heading “Metrics,” billings is a non-GAAP financial measure defined as the sum of revenue and the change in the deferred revenue balance for the period. Management uses billings in analyzing its financial results and believes it is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate billings differently or not at all, which may reduce its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to billings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended June 30, 2016
Revenue		$107,013
Deferred revenue at March 31, 2016	$236,510
Deferred revenue at June 30, 2016	235,834
Change in deferred revenue		(676)
Billings		$106,337
	Deferred Revenue Balance	Three Months Ended June 30, 2015
Revenue		$82,563
Deferred revenue at March 31, 2015	$180,856
Deferred revenue at June 30, 2015	189,584
Change in deferred revenue		8,728
Billings		$91,291

	Deferred Revenue Balance	Six Months Ended June 30, 2016
Revenue		$206,337
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at June 30, 2016	235,834
Change in deferred revenue		(16,305)
Billings		$190,032
	Deferred Revenue Balance	Six Months Ended June 30, 2015
Revenue		$156,518
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at June 30, 2015	189,584
Change in deferred revenue		(1,752)
Billings		$154,766
We believe our revenue and billings growth is a result of our continued investment in and development of our direct sales team. We believe these investments have enabled us to achieve greater sales coverage and better sales execution. In addition, we have increased our marketing activities, which we believe has improved brand awareness and created higher demand for our solutions. We have also continued to enhance our Enterprise and Mid-Market solution, which we believe has encouraged existing clients to buy multiple products with their initial purchase and add additional products and users over the term of their agreement.
Our number of clients grew 16% at June 30, 2016 compared to June 30, 2015. Our number of users increased 28% at June 30, 2016 compared to June 30, 2015.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Cost of revenue	$35,955	$27,893	$67,605	$52,555
Gross profit	$71,058	$54,670	$138,732	$103,963
Gross margin	66%	66%	67%	66%

Cost of revenue increased $8.1 million, or 29%, for the three months ended June 30, 2016 as compared to the same period in 2015. The increase in cost of revenue was primarily due to $4.0 million in increased costs related to outsourced consulting services, $1.6 million in increased employee-related costs due to higher headcount and $0.9 million in increased amortization of capitalized software. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Cost of revenue increased $15.1 million, or 29%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase in cost of revenue was primarily due to $7.0 million in increased costs related to outsourced consulting services, $2.6 million in increased employee-related costs due to higher headcount, a $1.8 million increase in overhead costs and $1.7 million in increased amortization of capitalized software. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
The following table presents our estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2016 (in thousands):

Remainder of 2016	$4,436
2017	7,431
Total	$11,867
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Sales and marketing	$57,835	$51,446	$114,536	$97,404
Percent of revenue	54%	62%	56%	62%
Sales and marketing expenses increased $6.4 million, or 12%, for the three months ended June 30, 2016 as compared to the same period in 2015. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total sales and marketing headcount contributed to an increase in employee-related costs of $5.4 million. In addition, we incurred increased costs associated with outsourced marketing programs of $1.8 million. As a percentage of revenue, sales and marketing expense decreased by eight percentage points as we continued our efforts to strategically scale up our sales teams and their productivity.
Sales and marketing expenses increased $17.1 million, or 18%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total sales and marketing headcount contributed to an increase in employee-related costs of $13.1 million. In addition, we incurred increased costs associated with outsourced marketing programs of $2.7 million. As a percentage of revenue, sales and marketing expense decreased by six percentage points as we continued our efforts to strategically scale up our sales teams and their productivity.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
Research and development	$11,782	$9,983	$22,797	$19,750
Percent of revenue	11%	12%	11%	13%
Research and development expenses increased by $1.8 million, or 18%, for the three months ended June 30, 2016 as compared to the same period in 2015. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $1.2 million.
Research and development expenses increased by $3.0 million, or 15%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our solutions. As a result, we incurred increased employee-related costs of $2.4 million.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $4.9 million and $4.1 million of software development costs and amortized $3.1 million and $2.2 million in the three months ended June 30, 2016 and 2015, respectively, and capitalized $9.7 million and $7.7 million and amortized $5.9 million and $4.2 million in the six months ended June 30, 2016 and 2015, respectively.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(dollars in thousands)
General and administrative	$16,538	$12,260	$33,003	$23,351
Percent of revenue	15%	15%	16%	15%
General and administrative expenses increased by $4.3 million, or 35%, for the three months ended June 30, 2016 as compared to the same period in 2015. The increase was driven by higher costs to support our growing business, which mainly consists of costs incurred in connection with increases in general and administrative headcount.
General and administrative expenses increased by $9.7 million, or 41%, for the six months ended June 30, 2016 as compared to the same period in 2015. The increase was driven by higher costs to support our growing business, which mainly consists of costs incurred in connection with increases in general and administrative headcount.
Amortization of certain acquired intangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Amortization of certain acquired intangible assets	$—	$150	$150	$300
Amortization of certain acquired intangible assets decreased by $0.2 million, or 100%, for the three months ended June 30, 2016, as compared to the same period in 2015 due to the acquired intangible assets being fully amortized during the three months ended June 30, 2016. Amortization of certain acquired intangible assets decreased by $0.2 million, or 50%, for the six months ended June 30, 2016, as compared to the same period in 2015 due to the acquired intangible assets being fully amortized during the six months ended June 30, 2016.

Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$385	$202	$731	$372
Interest expense	(3,217)	(3,114)	(6,407)	(6,205)
Other, net	482	(801)	2,275	(3,191)
Total	$(2,350)	$(3,713)	$(3,401)	$(9,024)
Interest income for the three and six months ended June 30, 2016 increased $0.2 million and $0.4 million, respectively, as compared to the same period in 2015 due to the increase in interest income earned on purchase of investment securities net of purchased premium amortization. Interest expense for the three and six months ended June 30, 2016 increased by $0.1 million and $0.2 million, respectively, as compared to the same period in 2015 due to an increase in interest expense for our convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and six months ended June 30, 2016 and 2015, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$(141)	$(380)	$(676)	$(658)
For the three and six months ended June 30, 2016, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At June 30, 2016, our principal sources of liquidity were $112.6 million of cash and cash equivalents, investments in marketable securities of $183.6 million, and $103.3 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2016	2015
Net cash used in operating activities	$(11,114)	$(15,332)
Net cash provided by (used in) investing activities	4,093	(73,372)
Net cash provided by financing activities	12,443	3,294
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities was $11.1 million for the six months ended June 30, 2016 compared to $15.3 million for the six months ended June 30, 2015. The increase in operating cash flows was primarily due to a decrease in net loss compared to the prior period and an increase in non-cash adjustments to reconcile net loss to net cash used by operations.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. We invest our excess cash in investment securities. Since June 2014, we made multiple strategic investments in various privately-held companies. In November of 2014, we purchased the privately held company, Evolv Inc. As our business grows, we expect our investment activity to continue to increase.
Cash provided by investing activities was $4.1 million for the six months ended June 30, 2016, compared to cash used in investing activities of $73.4 million for the six months ended June 30, 2015. The increase in investing cash flows was primarily due to the timing of maturities and purchases of our investments. As the investments mature and result in excess cash, we will purchase additional investments depending on our cash balance, cash requirements and investment opportunities. Additionally, our capital expenditures decreased in the six months ended June 30, 2016, as we spent $6.6 million to upgrade our data infrastructure in the six months ended June 30, 2015.
Cash provided by financing activities was $12.4 million for the six months ended June 30, 2016, compared to $3.3 million for the six months ended June 30, 2015. The increase in financing cash flows was due to an increase in proceeds from employee stock awards, which includes proceeds from option exercises and cash received for the purchase of shares under our ESPP.
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 except for the following: we (i) entered into various operating lease agreements with obligations of approximately $0.4 million in 2016 and $0.5 million in 2017; and (ii) amended an agreement to increase our contractual commitment with a third-party service provider by $0.5 million in each of 2016 and 2017.
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

Interest Rate Risk
At June 30, 2016, we had cash and cash equivalents of $112.6 million and investments of $185.2 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An immediate increase of 50-basis points in interest rates would have resulted in a $0.5 million reduction on the fair market value of our portfolio as of June 30, 2016. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar. Our historical revenue has primarily been denominated in U.S. Dollars, and a significant portion of our current revenue continues to be denominated in U.S. Dollars. However, we expect an increasing portion of our future revenue to be denominated in currencies other than the U.S. Dollar, primarily the Euro and British Pound. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies. Our operating expenses are generally denominated in the currencies of the countries in which our operations are located, primarily the United States and, to a lesser extent, the United Kingdom, other European Union countries, Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue and operating expenses denominated in currencies other than the U.S. Dollar primarily flow through our U.K. subsidiary, which has a functional currency of the British Pound. This legal structure results in a two-step currency exchange process wherein the currencies other than the British Pound are first converted into the British Pound and then British Pounds are translated into U.S. Dollars for our Consolidated Financial Statements. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2016, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $5.1 million.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have incurred losses since our inception. We experienced net losses of $17.6 million, $35.8 million, $85.5 million, $64.9 million, and $40.4 million for the three and six months ended June 30, 2016, and years ended December 31, 2015, 2014 and 2013, respectively. At June 30, 2016, our accumulated deficit was $422.7 million and total stockholders’ equity was $14.4 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include, among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

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
The fluctuations that result from the length and variability of our sales cycle may be magnified by our focus on sales to large and mid-sized organizations. If we are unable to close an expected significant transaction with one or more of these companies in a particular period, or if an expected transaction is delayed until a subsequent period, our operating results, and in particular our billings, for that period, and for any future periods in which revenue from such transaction would otherwise have been recognized, may be adversely affected.
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their talent management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our solutions;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for talent management in the U.S., Europe, Asia Pacific and Latin America;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to Brexit;

•	general economic, industry and market conditions; and

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,511 employees on June 30, 2015 to 1,722 employees on June 30, 2016. In addition, we have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
Because of how we recognize revenue, a significant downturn in our business may not be immediately reflected in our operating results.
Generally, we recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years for our Enterprise and Mid-Market solution. As a result, a significant portion of the revenue we report in each quarter is generated from client agreements entered into during previous periods. Consequently, a decline in new subscriptions in any one quarter may not significantly impact our revenue and financial performance in that quarter, but will negatively affect our revenue, or rate of revenue growth, and financial performance in future quarters.
In addition, if subscription agreements expire and are not renewed in the same quarter, our revenue and financial performance in that quarter and subsequent quarters will be negatively affected. However, the revenue impact may not be immediately reflected in our operating results to the extent there is an offsetting increase in revenue from services contracts performed in that same quarter.
Finally, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our solutions may not be reflected in our short-term operating results.
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
Our talent management solutions enable our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union, or EU, and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. For example, the EU recently adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. In addition, following a referendum on June 23, 2016 on the United Kingdom’s membership in the EU, the outcome of which was a vote in favor of leaving the EU, it is expected that the United Kingdom government will shortly commence negotiations in connection with any exit from the EU (often referred to as “Brexit”). The outcome of the referendum has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the general data protection regulation, and how data transfers to and from the United Kingdom will be regulated.
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

•	currency exchange rate fluctuations, including any fluctuations caused by uncertainties relating to Brexit;

•	limited or unfavorable intellectual property protection; and

•	restrictions on repatriation of earnings.
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
We are also monitoring developments related to Brexit, which could have significant implications for our business. The political and economic instability created by the United Kingdom’s vote to leave the EU has caused and may continue to cause significant volatility in global financial markets and the value of the Pound Sterling currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the EU, it is possible that there may be adverse practical and/or operational implications on our business.

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
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the notes is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the notes to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.
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
We currently have foreign sales denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Euros, Great British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in Great British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, New Zealand Dollars, Norwegian Kroner, Polish Zloty, Singapore Dollars, Swedish Krona and Swiss Franc. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties relating to Brexit, may negatively impact our business, financial condition and operating results. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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
At June 30, 2016, we had $112.6 million in cash and cash equivalents and $183.6 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.

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

•
the financial or non-financial metric projections we provide to the public, including the failure of the projections to meet the expectations of securities analysts or investors, and any changes in these projections or our failure to meet or exceed these projections;

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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Brian L. Swartz
Brian L. Swartz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: August 5, 2016

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1*	Employment Agreement between the Registrant and Brian L. Swartz, dated May 1, 2016
10.2*	Retirement Agreement between the Registrant and Perry Wallack, dated May 1, 2016
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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