Form 10-Q
period 2016-09-30
Cornerstone OnDemand Inc
filed 2016-11-03
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of October 31, 2016
Common Stock	56,186,698

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Cash and cash equivalents	$65,290	$107,691
Short-term investments	172,015	136,841
Accounts receivable, net	99,581	104,686
Deferred commissions	32,642	35,910
Prepaid expenses and other current assets	18,995	15,297
Total current assets	388,523	400,425
Capitalized software development costs, net	28,796	23,089
Property and equipment, net	24,790	27,021
Long-term investments	73,716	64,247
Intangible assets, net	9,638	16,713
Goodwill	25,894	25,894
Other assets, net	482	878
Total Assets	$551,839	$558,267
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$13,982	$18,954
Accrued expenses	40,408	44,111
Deferred revenue, current portion	225,827	237,679
Capital lease obligations, current portion	—	33
Other liabilities	1,359	2,663
Total current liabilities	281,576	303,440
Convertible notes, net	236,110	229,305
Other liabilities, non-current	2,154	3,240
Deferred revenue, net of current portion	9,240	14,460
Total liabilities	529,080	550,445
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 56,126 and 54,704 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6	5
Additional paid-in capital	454,399	394,089
Accumulated deficit	(435,101)	(386,882)
Accumulated other comprehensive income	3,455	610
Total stockholders’ equity	22,759	7,822
Total Liabilities and Stockholders’ Equity	$551,839	$558,267

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenue	$107,758	$87,271	$314,095	$243,789
Cost of revenue	33,369	27,246	100,974	79,801
Gross profit	74,389	60,025	213,121	163,988
Operating expenses:
Sales and marketing	53,690	53,255	168,226	150,659
Research and development	12,130	10,457	34,927	30,207
General and administrative	18,608	13,194	51,611	36,545
Amortization of certain acquired intangible assets	—	150	150	450
Total operating expenses	84,428	77,056	254,914	217,861
Loss from operations	(10,039)	(17,031)	(41,793)	(53,873)
Other income (expense):
Interest income	451	218	1,182	590
Interest expense	(3,245)	(3,138)	(9,652)	(9,343)
Other, net	663	(66)	2,938	(3,257)
Other income (expense), net	(2,131)	(2,986)	(5,532)	(12,010)
Loss before income tax provision	(12,170)	(20,017)	(47,325)	(65,883)
Income tax provision	(218)	(132)	(894)	(790)
Net loss	$(12,388)	$(20,149)	$(48,219)	$(66,673)
Net loss per share, basic and diluted	$(0.22)	$(0.37)	$(0.87)	$(1.24)
Weighted average common shares outstanding, basic and diluted	55,964	54,260	55,359	53,917

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(12,388)	$(20,149)	$(48,219)	$(66,673)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	917	526	2,539	291
Net change in unrealized (losses) gains on investments	(162)	41	306	105
Other comprehensive income, net of tax	755	567	2,845	396
Total comprehensive loss	$(11,633)	$(19,582)	$(45,374)	$(66,277)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(48,219)	$(66,673)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	23,867	19,897
Accretion of debt discount and amortization of debt issuance costs	6,805	6,478
Purchased investment premium, net of amortization	219	(94)
Net foreign currency (gain) loss	(1,146)	1,669
Stock-based compensation expense	40,750	30,668
Changes in operating assets and liabilities:
Accounts receivable	1,056	(9,523)
Deferred commissions	1,688	(2,127)
Prepaid expenses and other assets	(3,807)	(4,789)
Accounts payable	(4,937)	(1,045)
Accrued expenses	(5,211)	386
Deferred revenue	(7,490)	16,544
Other liabilities	(1,857)	(675)
Net cash provided by (used in) operating activities	1,718	(9,284)
Cash flows from investing activities:
Purchases of investments	(174,992)	(162,191)
Maturities of investments	130,229	81,415
Capital expenditures	(4,345)	(15,006)
Capitalized software costs	(12,236)	(9,996)
Net cash used in investing activities	(61,344)	(105,778)
Cash flows from financing activities:
Repayment of debt	—	(295)
Principal payments under capital lease obligations	(33)	(185)
Proceeds from employee stock plans	17,770	9,197
Net cash provided by financing activities	17,737	8,717
Effect of exchange rate changes on cash and cash equivalents	(512)	(2,285)
Net decrease in cash and cash equivalents	(42,401)	(108,630)
Cash and cash equivalents at beginning of period	107,691	166,557
Cash and cash equivalents at end of period	$65,290	$57,927
Supplemental cash flow information:
Cash paid for interest	$3,796	$1,914
Cash paid for income taxes	1,837	1,209
Proceeds from employee stock plans received in advance of stock issuance	1,485	1,130
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$1,993	$538
Capitalized stock-based compensation	3,111	2,019

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
The Company is a leading global provider of human capital management solutions delivered as Software-as-a-Service (“SaaS”). The Company’s Enterprise and Mid-Market solution is a unified cloud-based platform that addresses critical talent needs throughout the entire employee lifecycle, from recruitment, onboarding, training and collaboration, to performance management, compensation, succession planning, people administration and analytics.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016, for any other interim period or for any other future year.
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
Recently Adopted Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update (“ASU”) to simplify presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted this accounting guidance as of March 31, 2016 on a retrospective basis. As a result of the adoption, the Company reclassified unamortized debt issuance costs of $2.3 million and $3.3 million as of September 30, 2016 and December 31, 2015, respectively, from Other assets, net and reflected them as a reduction in Convertible notes, net on the Condensed Consolidated Balance Sheets. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.

Recent Accounting Pronouncements
In August 2016, the FASB issued a new ASU to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for our interim and annual reporting period beginning January 1, 2018 . The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In March 2016, the FASB issued a new ASU to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This guidance is effective for our interim and annual reporting periods beginning January 1, 2017. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In February 2016, the FASB issued a new ASU, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This guidance is effective for our interim and annual reporting periods beginning January 1, 2019. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In January 2016, the FASB issued a new ASU that provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This guidance is effective for our interim and annual reporting periods beginning January 1, 2018. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In May 2014, the FASB issued a new ASU that provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In July 2015, the FASB approved a one-year deferral of the effective date for the new standard. As a result, this guidance is effective for our interim and annual reporting periods beginning January 1, 2018. Early adoption is permitted beginning January 1, 2017. The Company is currently evaluating the accounting, transition and disclosure requirements of the standard and cannot currently estimate the financial statement impact of adoption.
2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net loss	$(12,388)	$(20,149)	$(48,219)	$(66,673)
Weighted-average shares of common stock outstanding	55,964	54,260	55,359	53,917
Net loss per share – basic and diluted	$(0.22)	$(0.37)	$(0.87)	$(1.24)
At September 30, 2016 and 2015, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	September 30,
	2016	2015
Options to purchase common stock and restricted stock units	10,920	10,884
Shares issuable pursuant to employee stock purchase plan	77	67
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	20,361	20,315
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of September 30, 2016. Since the beneficial impact of the Note Hedges was anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.

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
 The following is a summary of investments in marketable securities, including cash equivalents, as of September 30, 2016 (in thousands):

	September 30, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$31,636	$—	$—	$31,636
Corporate bonds	49,541	6	(30)	49,517
Agency bonds	36,980	11	(21)	36,970
U.S. treasury securities	140,878	57	(20)	140,915
Commercial paper	16,257	—	—	16,257
	$275,292	$74	$(71)	$275,295
The following is a summary of investments in marketable securities, including cash equivalents, as of December 31, 2015 (in thousands):

	December 31, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$61,986	$—	$—	$61,986
Corporate bonds	56,205	3	(99)	56,109
Agency bonds	85,572	—	(111)	85,461
U.S. treasury securities	58,004	2	(98)	57,908
	$261,767	$5	$(308)	$261,464
As of September 30, 2016, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately nine months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of September 30, 2016 and December 31, 2015. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of September 30, 2016 and December 31, 2015.
Strategic Investments
The following is a summary of the Company’s strategic investments in equity securities of privately-held companies as of September 30, 2016 (in thousands):

September 2016 investment	$500
April 2016 investment	112
December 2015 investment	350
July 2015 investment	250
May 2015 investment	500
September 2014 investment	360
$2,072
The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. As of September 30, 2016, the Company determined there were no impairments of these investments.

In June 2014, the Company invested $0.5 million in a debt security of a privately-held company. The Company accounted for this debt security as an available-for-sale security at fair value, which was determined to have no value as of September 30, 2016.
4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(20,529)	$9,455	$29,984	$(13,732)	$16,252
Customer relationships	2,400	(2,400)	—	2,400	(2,242)	158
Software license rights	1,654	(1,471)	183	1,654	(1,351)	303
Total	$34,038	$(24,400)	$9,638	$34,038	$(17,325)	$16,713
Total amortization expense from finite-lived intangible assets was $2.2 million and $7.1 million for the three and nine months ended September 30, 2016, respectively, and $2.6 million and $7.9 million for the three and nine months ended September 30, 2015, respectively. Amortization expense of $2.2 million and $6.9 million for the three and nine months ended September 30, 2016, respectively, and $2.5 million and $7.5 million for the three and nine months ended September 30, 2015, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2016 (in thousands):

Remainder of 2016	$2,218
2017	7,420
Total	$9,638
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2016, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the nine months ended September 30, 2016 and the year ended December 31, 2015.
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

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$31,636	$31,636	$—	$—	$61,986	$61,986	$—	$—
Corporate bonds	49,517	—	49,517	—	56,109	—	56,109	—
Agency bonds	36,970	—	36,970	—	85,461	—	85,461	—
U.S. treasury securities	140,915	—	140,915	—	57,908	—	57,908	—
Commercial paper	16,257	—	16,257	—	—	—	—	—
Strategic investments	—	—	—	—	150	—	—	150
	$275,295	$31,636	$243,659	$—	$261,614	$61,986	$199,478	$150
At September 30, 2016 and December 31, 2015, cash equivalents of $31.6 million and $62.0 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of September 30, 2016, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of September 30, 2016, no adjustments were made to such pricing information.
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
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2016 (in thousands):

Balance as of December 31, 2015	$150
Change in value	(150)
Balance as of September 30, 2016	$—
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of September 30, 2016 was $277.4 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amount of the liability component of the Notes as of September 30, 2016 consists of the following (in thousands):

Principal amount	$253,000
Unamortized debt discount	(14,554)
Net carrying amount before unamortized debt issuance costs	238,446
Unamortized debt issuance costs	(2,336)
Net carrying amount	$236,110

The effective interest rate of the liability component of the Notes is 5.4%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the Notes for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Contractual interest expense at 1.5% per annum	$949	$949	$2,847	$2,846
Amortization of debt issuance costs	318	302	942	896
Accretion of debt discount	1,978	1,884	5,863	5,582
Total	$3,245	$3,135	$9,652	$9,324
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
7. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2016 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2015	7,264	$30.75	7.1	$63,328
Granted	101	38.67
Exercised	(784)	18.17
Forfeited	(241)	44.00
Outstanding, September 30, 2016	6,340	$31.95	6.5	$94,986

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at September 30, 2016	4,884	$29.03	6.1	$87,084
Vested and expected to vest at September 30, 2016	6,289	31.87	6.5	94,651

(1)	Based on the Company’s closing stock price of $45.95 on September 30, 2016 and $34.53 on December 31, 2015.
Unrecognized compensation expense relating to stock options was $25.9 million at September 30, 2016, which is expected to be recognized over a weighted-average period of 1.6 years. The aggregate grant date fair value of stock options granted during the nine months ended September 30, 2016 was $1.8 million.

Restricted Stock Units
The Company granted restricted stock units covering 1.6 million shares of its common stock during the nine months ended September 30, 2016. At September 30, 2016, there were 3.2 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $94.6 million at September 30, 2016, which is expected to be recognized as expense over the weighted-average period of 3.1 years.
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
The Company used a Monte Carlo simulation to estimate the fair value each tranche of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. The aggregate grant date fair value of the first half of the above awards was $9.9 million, which was subsequently decreased to $5.0 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. The decrease in value was a result of the maximum level of shares decreasing from an aggregate of 1,070,000 shares to an aggregate of 802,500 shares, representing a decrease from 535,000 shares to 267,500 shares for the first half of the awards and the maximum level achievable of 535,000 shares remaining for the second half of the awards. During the nine months ended September 30, 2016, the Company determined that the aggregate grant date fair value of the second half of the awards was $3.6 million, which will be evaluated each reporting period to determine the Company’s performance in relation to the revenue guidance for fiscal year 2016. Additionally, during the nine months ended September 30, 2016, an aggregate of 30,000 shares were forfeited as a result of the retirement of an executive officer of the Company.

In July 2016, the Compensation Committee approved the issuance of additional performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the Company meeting certain revenue and cash flow targets through December 31, 2018 and (b) the recipient continuing to provide services to the Company through the end of June 2019. Achievement of the maximum performance level would result in the issuance of 499,800 shares. The total amount of compensation expense recognized will be based on the number of estimated eligible shares, which will be evaluated each reporting period and determined by the Company’s actual and projected revenue and cash flow performance. These awards have a grant date fair value of $38.67 per share and the total compensation expense will be recognized over the three year vesting term of the awards.
The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $0.6 million and $2.1 million for the three and nine months ended September 30, 2016, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $6.0 million at September 30, 2016, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 1.7 years.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of revenue	$1,215	$1,106	$3,477	$2,769
Sales and marketing expense	6,741	6,672	19,186	16,869
Research and development expense	2,144	1,663	5,777	4,175
General and administrative expense	4,646	2,726	12,310	6,855
Total	$14,746	$12,167	$40,750	$30,668

8. INCOME TAXES
The Company’s income tax provision was approximately $0.2 million and $0.9 million with an effective income tax rate of (1.8)% and (1.9)% for the three and nine months ended September 30, 2016, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The income tax provision is related to certain foreign income, state income and withholding taxes. We do not have a tax provision in the significant jurisdictions we operate in, such as the United States and United Kingdom, as we have generated losses and have recorded a full valuation allowance against the net deferred tax assets and we do not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for the 2013 through 2015 tax years for its U.S. federal income tax returns. State income tax returns are subject to examination for the 2011 through 2015 tax years. The Company is subject to examination by various foreign jurisdictions for years after 2007. The Company does not reasonably expect significant changes to its uncertain tax positions within the next twelve months.

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
Lease Commitments
During the nine months ended September 30, 2016, the Company entered into various operating lease agreements with obligations of approximately $0.3 million in 2016 and $0.6 million in 2017.
Other Commitments
In September 2016, the Company entered into a sponsorship agreement with a professional sports franchise with obligations of approximately $2.7 million in 2017, $0.7 million in 2018 and $0.7 million in 2019.
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
10. RELATED PARTY TRANSACTIONS
In 2010, the Cornerstone OnDemand Foundation (the “Foundation”), was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s Enterprise and Mid-Market solution. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended September 30, 2016 and 2015, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $0.9 million, respectively, and for the nine months ended September 30, 2016 and 2015 values of $2.5 million and $2.2 million, respectively.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors and resigned in September 2016. During the three months ended September 30, 2016 and 2015, the Company recorded $0.1 million and $0.2 million, respectively, and for the nine months ended September 30, 2016 and 2015 recorded $0.6 million and $0.4 million, respectively, in expenses related to the use of the accounting software from the company whose executive officer served on the Company’s Board of Directors during those years.
11. SUBSEQUENT EVENTS
During October and November 2016, the Compensation Committee granted restricted stock units covering an aggregate of 151,700 shares of the Company’s common stock which generally vest annually over four years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solutions; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhancements to our solutions; alternate ways of addressing human capital management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering human capital management solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
Cornerstone OnDemand is one of the world’s largest cloud computing companies with 2,805 clients across approximately 27.7 million users in 191 countries and 42 different languages. We help organizations around the globe recruit, retain and develop their employees using human capital management solutions delivered as Software-as-a-Service, or SaaS. Our human capital management suite enables organizations to manage the entire employee lifecycle, with a focus on continuous learning and development, to empower employees to realize their potential and drive success within their organization.
We work with clients across all geographies, verticals and market segments to address critical talent needs throughout the entire employee lifecycle. Our Recruiting, Learning, Performance and People Administration modules help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; connecting employees with other individuals in the organization; goal setting and performance reviews; as well as linking compensation to performance; identifying development plans based on performance gaps; and then utilizing all of that data for mobility within the organization. Recently, we strengthened these product offerings with a full Analytics suite that enables our clients to make smarter, more strategic, and more informed decisions around their talent.
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
In addition to our human capital management suite for clients upmarket, we also offer Cornerstone Growth Edition, which is a cloud-based talent management solution with learning and performance product offerings targeted to organizations with 250 or fewer employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce and Cornerstone Growth Edition solutions in our client and user count metrics as they are not significant and we believe the client and user count metrics for our Enterprise and Mid-Market solution give a better indication of our overall performance.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from consulting services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our Enterprise and Mid-Market solution, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for a portion of the annual subscription fees for multi-year subscriptions and upfront for consulting services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $107.8 million and $314.1 million for the three and nine months ended September 30, 2016, respectively, from $87.3 million and $243.8 million for the three and nine months ended September 30, 2015, respectively.
We have historically experienced seasonality in terms of when we enter into client agreements. We usually sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we typically sign a large portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations, or to be able to deploy new human capital management capabilities prior to the beginning of a new financial or performance period. As the terms of most of our client agreements are measured in full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new clients, invoice new clients, invoice existing clients for annual subscription periods and recognize revenue. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
We believe the market for human capital management remains large and underpenetrated, providing us with significant growth opportunities. We expect businesses and other organizations to continue to increase their spending on human capital management solutions in order to maximize the productivity of their employees, manage changing workforce demographics and ensure compliance with global regulatory requirements. Historically, many of these software solutions have been human resource applications running on hardware located on organizations’ premises. We have seen many of these organizations increasingly choose SaaS for their human capital management solutions and we anticipate that trend will continue.
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

Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control, including those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. One or more of these factors may cause our operating results to vary widely. As such, we believe that our quarterly results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.
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

•
Constant currency results. We present constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. Due to our legal structure, our international revenues are favorably impacted as the United States dollar weakens relative to the British pound, and unfavorably impacted as the United States dollar strengthens relative to the British pound. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results. To present this information, current period results for entities reporting in British pounds are translated into United States dollars at the prior period exchange rates as opposed to the actual exchange rates in effect for the current period. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

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

•
Professional Services and Other. We offer our clients assistance in implementing our solutions and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. We generally recognize revenue from fixed fee professional services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

Our client agreements generally include both a subscription to access our solutions and related professional services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our solutions; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, consulting services and on-going client support; payments to external service providers contracted to perform implementation services; depreciation of data centers; amortization of capitalized software costs; amortization of developed technology and software license rights; content and licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing consulting services are significantly higher as a percentage of revenue than the costs associated with providing access to our solutions due to the labor costs to provide the consulting services. We expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
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

We have focused our research and development efforts on continuously improving our solutions. We believe that our research and development activities are efficient because we benefit from maintaining a single software code base for each of our solutions. We expect research and development expenses to increase proportionately with our business and expand our network infrastructure.

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead. We expect our general and administrative expenses as a percentage of revenue to decrease.

•	Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangible assets consists of amortization of acquisition-related intangibles for customer relationships.
Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper in the three and nine months ended September 30, 2016.

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
As of September 30, 2016, there have been no material changes to our critical accounting policies since December 31, 2015.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$107,758	$87,271	$314,095	$243,789
Cost of revenue	33,369	27,246	100,974	79,801
Gross profit	74,389	60,025	213,121	163,988
Operating expenses:
Sales and marketing	53,690	53,255	168,226	150,659
Research and development	12,130	10,457	34,927	30,207
General and administrative	18,608	13,194	51,611	36,545
Amortization of certain acquired intangibles	—	150	150	450
Total operating expenses	84,428	77,056	254,914	217,861
Loss from operations	(10,039)	(17,031)	(41,793)	(53,873)
Other income (expense):
Interest income	451	218	1,182	590
Interest expense	(3,245)	(3,138)	(9,652)	(9,343)
Other, net	663	(66)	2,938	(3,257)
Loss before income tax provision	(12,170)	(20,017)	(47,325)	(65,883)
Income tax provision	(218)	(132)	(894)	(790)
Net loss	$(12,388)	$(20,149)	$(48,219)	$(66,673)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue (in thousands)	$107,758	$87,271	$314,095	$243,789
Billings (in thousands)	$106,991	$103,683	$297,023	$258,449
Number of clients	2,805	2,466	2,805	2,466
Number of users (in millions)	27.7	22.2	27.7	22.2

Revenue increased by $20.5 million, or 23%, for the three months ended September 30, 2016 as compared to the same period in 2015 and increased by $70.3 million, or 29%, for the nine months ended September 30, 2016 as compared to the same period in 2015. Revenue growth on a constant currency basis represented a 30% increase for the three months ended September 30, 2016 as compared to the same period in 2015 and a 33% increase for the nine months ended September 30, 2016 as compared to the same period in 2015. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the mix of subscription and professional services revenue, the timing of delivery of our professional services revenue, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.

The following table sets forth our revenue by type for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Subscription revenue	$86,366	$70,465	$250,300	$195,930
Percentage of subscription revenue to total revenue	80.1%	80.7%	79.7%	80.4%
Professional services revenue	$21,392	$16,806	$63,795	$47,859
Percentage of professional services to total revenue	19.9%	19.3%	20.3%	19.6%
	$107,758	$87,271	$314,095	$243,789
Subscription revenue increased by $15.9 million for the three months ended September 30, 2016 as compared to the same period in 2015 and increased by $54.4 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients during the three months ended September 30, 2016. Professional services revenue increased by $4.6 million for the three months ended September 30, 2016 as compared to the same period in 2015 and increased by $15.9 million for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was primarily due to higher demand for professional services from an increased number of clients at the top end of the market, who generally experience a higher mix of services relative to the total deal size.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue for United States	$72,438	$57,552	$211,980	$165,611
Percentage of total revenue for United States	67.2%	65.9%	67.5%	67.9%
Revenue for all other countries	$35,320	$29,719	$102,115	$78,178
Percentage of total revenue for all other countries	32.8%	34.1%	32.5%	32.1%
	$107,758	$87,271	$314,095	$243,789
Billings increased $3.3 million, or 3% and $38.6 million, or 15%, respectively, for the three and nine months ended September 30, 2016 as compared to the same period in 2015, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2015. Billings growth on a constant currency basis represented a 9% and 21% increase, respectively, for the three and nine months ended September 30, 2016 as compared to the same periods in 2015. The growth rates for revenue and billings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, fluctuations in foreign exchange rates, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of professional services revenue generally on a proportional performance basis over the period the services are performed.
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

The following table presents a reconciliation of revenue to billings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended September 30, 2016
Revenue		$107,758
Deferred revenue at June 30, 2016	$235,834
Deferred revenue at September 30, 2016	235,067
Change in deferred revenue		(767)
Billings		$106,991
	Deferred Revenue Balance	Three Months Ended September 30, 2015
Revenue		$87,271
Deferred revenue at June 30, 2015	$189,584
Deferred revenue at September 30, 2015	205,996
Change in deferred revenue		16,412
Billings		$103,683

	Deferred Revenue Balance	Nine Months Ended September 30, 2016
Revenue		$314,095
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at September 30, 2016	235,067
Change in deferred revenue		(17,072)
Billings		$297,023
	Deferred Revenue Balance	Nine Months Ended September 30, 2015
Revenue		$243,789
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at September 30, 2015	205,996
Change in deferred revenue		14,660
Billings		$258,449
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
Our number of clients grew 14% at September 30, 2016 compared to September 30, 2015 and number of users increased 25% at September 30, 2016 compared to September 30, 2015.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Cost of revenue	$33,369	$27,246	$100,974	$79,801
Gross profit	$74,389	$60,025	$213,121	$163,988
Gross margin	69.0%	68.8%	67.9%	67.3%

Cost of revenue increased $6.1 million, or 22%, for the three months ended September 30, 2016 as compared to the same period in 2015. The increase in cost of revenue is consistent with the increase in revenue. The increase in cost of revenue was primarily due to $2.8 million in increased costs related to outsourced consulting services, $1.2 million in increased amortization of capitalized software and $0.7 million in increased employee-related costs due to higher headcount. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
Cost of revenue increased $21.2 million, or 27%, for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase in cost of revenue is consistent with the increase in revenue. The increase in cost of revenue was primarily due to $9.8 million in increased costs related to outsourced consulting services, $3.3 million in increased employee-related costs due to higher headcount and $3.0 million in increased amortization of capitalized software. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
The following table presents our estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2016 (in thousands):

Remainder of 2016	$2,218
2017	7,420
Total	$9,638
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Sales and marketing	$53,690	$53,255	$168,226	$150,659
Percent of revenue	49.8%	61.0%	53.6%	61.8%
Sales and marketing expenses remained relatively consistent for the three months ended September 30, 2016 as compared to the same period in 2015. This was attributable to our continued efforts to optimize the efficiency of our existing sales teams. We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. As a percentage of revenue, sales and marketing expense decreased by 11 percentage points as we continued our efforts to strategically scale up our sales teams and their productivity.
Sales and marketing expenses increased $17.6 million, or 12%, for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total sales and marketing headcount contributed to an increase in employee-related costs of $16.1 million. In addition, we incurred increased costs associated with outsourced marketing programs of $3.3 million. As a percentage of revenue, sales and marketing expense decreased by eight percentage points as we continued our efforts to strategically scale up our sales teams and their productivity.

Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
Research and development	$12,130	$10,457	$34,927	$30,207
Percent of revenue	11.3%	12.0%	11.1%	12.4%
Research and development expenses increased by $1.7 million, or 16%, for the three months ended September 30, 2016 as compared to the same period in 2015. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our solutions. We continue to develop and release new products and new features within existing products. As a result, we incurred increased employee-related costs of $1.3 million.
Research and development expenses increased by $4.7 million, or 16%, for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our solutions. We continue to develop and release new products and new features within existing products. As a result, we incurred increased employee-related costs of $3.8 million.
We capitalize a portion of our software development costs related to the development and enhancements of our solutions, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $5.6 million and $4.4 million of software development costs and amortized $3.5 million and $2.3 million in the three months ended September 30, 2016 and 2015, respectively, and capitalized $15.3 million and $12.1 million and amortized $9.5 million and $6.5 million in the nine months ended September 30, 2016 and 2015, respectively.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(dollars in thousands)
General and administrative	$18,608	$13,194	$51,611	$36,545
Percent of revenue	17.3%	15.1%	16.4%	15.0%
General and administrative expenses increased by $5.4 million, or 41%, for the three months ended September 30, 2016 as compared to the same period in 2015. The increase was driven by higher costs to support our growing business.
General and administrative expenses increased by $15.1 million, or 41%, for the nine months ended September 30, 2016 as compared to the same period in 2015. The increase was driven by higher costs to support our growing business.
Amortization of certain acquired intangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Amortization of certain acquired intangible assets	$—	$150	$150	$450
Amortization of certain acquired intangible assets decreased by $0.2 million, or 100%, for the three months ended September 30, 2016, as compared to the same period in 2015 due to the acquired intangible assets being fully amortized during the three months ended September 30, 2016. Amortization of certain acquired intangible assets decreased by $0.3 million, or 67%, for the nine months ended September 30, 2016, as compared to the same period in 2015 due to the acquired intangible assets being fully amortized during the nine months ended September 30, 2016.

Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Interest income	$451	$218	$1,182	$590
Interest expense	(3,245)	(3,138)	(9,652)	(9,343)
Other, net	663	(66)	2,938	(3,257)
Total	$(2,131)	$(2,986)	$(5,532)	$(12,010)
Interest income for the three and nine months ended September 30, 2016 increased $0.2 million and $0.6 million, respectively, as compared to the same period in 2015 due to the increase in interest income earned on the purchase of investment securities net of purchased premium amortization. Interest expense for the three and nine months ended September 30, 2016 increased by $0.1 million and $0.3 million, respectively, as compared to the same period in 2015 due to an increase in interest expense for our convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and nine months ended September 30, 2016 and 2015, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)
Income tax provision	$(218)	$(132)	$(894)	$(790)
For the three and nine months ended September 30, 2016, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At September 30, 2016, our principal sources of liquidity were $65.3 million of cash and cash equivalents, investments in marketable securities of $243.7 million, and $99.6 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2016	2015
Net cash provided by (used in) operating activities	$1,718	$(9,284)
Net cash used in investing activities	(61,344)	(105,778)
Net cash provided by financing activities	17,737	8,717
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $1.7 million for the nine months ended September 30, 2016 compared to cash used in operating activities of $9.3 million for the nine months ended September 30, 2015. The increase in operating cash flows was primarily due to a decrease in net loss compared to the prior period and an increase in non-cash adjustments to reconcile net loss to net cash provided by operations.
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
Cash used in investing activities was $61.3 million for the nine months ended September 30, 2016, compared to cash used in investing activities of $105.8 million for the nine months ended September 30, 2015. The increase in investing cash flow was primarily due to the timing of maturities and purchases of our investments. As the investments mature and result in excess cash, we will purchase additional investments depending on our cash balance, cash requirements and investment opportunities. Additionally, our capital expenditures decreased in the nine months ended September 30, 2016, as we spent $7.3 million to upgrade our data infrastructure in the nine months ended September 30, 2015.
Cash provided by financing activities was $17.7 million for the nine months ended September 30, 2016, compared to $8.7 million for the nine months ended September 30, 2015. The increase in financing cash flows was due to an increase in proceeds from employee stock awards, which includes proceeds from option exercises and cash received for the purchase of shares under our ESPP.
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2016 except for the following: we (i) entered into various operating lease agreements with obligations of approximately $0.3 million in 2016 and $0.6 million in 2017; (ii) entered into a sponsorship agreement with a professional sports franchise with obligations of approximately $2.7 million in 2017, $0.7 million in 2018 and $0.7 million in 2019; and (iii) amended an agreement to increase our contractual commitment with a third-party service provider by $0.5 million in each of 2016 and 2017.
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
Interest Rate Risk
At September 30, 2016, we had cash and cash equivalents of $65.3 million and investments of $245.7 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.8 million reduction on the fair market value of our portfolio as of September 30, 2016. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2016, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $8.6 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	Legal Proceedings
From time to time, we are subject to various legal proceedings that arise in the normal course of our business activities. In addition, from time to time, third parties may assert intellectual property infringement claims against us in the form of letters and other forms of communication. As of the date of this Quarterly Report on Form 10-Q, we are not a party to any litigation the outcome of which, if determined adversely to us, would individually or in the aggregate be reasonably expected to have a material adverse effect on our results of operations, cash flows or financial position.

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
We have incurred losses since our inception. We experienced net losses of $12.4 million, $48.2 million, $85.5 million, $64.9 million, and $40.4 million for the three and nine months ended September 30, 2016, and years ended December 31, 2015, 2014 and 2013, respectively. At September 30, 2016, our accumulated deficit was $435.1 million and total stockholders’ equity was $22.8 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include, among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our solutions that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.

Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for human capital management solutions in particular. We sell our Enterprise and Mid-Market solution primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our solutions at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our solutions may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and human capital management solutions as well as pressure from clients and potential clients for extended billing terms. If economic conditions deteriorate, our clients and potential clients may elect to decrease their information technology and human capital management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. If our sales cycle becomes longer or more variable, our results may be adversely affected. Our sales cycle generally varies in duration from two to nine months and, in some cases, much longer depending on the size of the potential client. Factors that may influence the length and variability of our sales cycle include among others:

•	the need to educate potential clients about the uses and benefits of our solutions;

•	the relatively long duration of the commitment clients make in their agreements with us;

•	the discretionary nature of potential clients’ purchasing and budget cycles and decisions;

•	the competitive nature of potential clients’ evaluation and purchasing processes;

•	the lengthy purchasing approval processes of potential clients;

•	the evolving functionality demands of potential clients;

•	fluctuations in the human capital management needs of potential clients; and

•	announcements or planned introductions of new products by us or our competitors.

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
Our financial results may fluctuate due to other factors, including invoicing terms, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our solutions to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our solutions and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional solutions and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our solutions and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our solutions or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance and expansion of our business, operations and infrastructure;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our solutions;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to Brexit;

•	general economic, industry and market conditions; and

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
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations, and expected growth in our market. Our assumptions and estimates related to our business growth, including the performance of our core business and emerging businesses and the demand for our solutions in the United States, Europe, Japan and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Even if demand for human capital management products and services increases generally, there is no guarantee that demand for SaaS solutions like ours will increase to a corresponding degree.
The widespread adoption of our solutions depends not only on strong demand for human capital management products and services generally, but also for products and services delivered via a SaaS business model in particular. There are still a significant number of organizations that have adopted no human capital management functions at all, and it is unclear whether such organizations will ever adopt such functions and, if they do, whether they will desire SaaS human capital management solutions like ours. As a result, we cannot assure you that our SaaS human capital management solutions will achieve and sustain the high level of market acceptance that is critical for the success of our business.
Our business depends substantially on clients renewing their agreements with us, purchasing additional solutions from us or adding additional users. Any decline in our clients renewing their agreements, purchasing additional products or adding additional users would harm our future operating results.
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that our clients will renew their subscriptions at the same or a higher level of service, if at all. Every year, some of our clients elect not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our solutions, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products, or fail to add new users, our revenue may decline, and our operating results may be harmed.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for human capital management software is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and billing terms, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our solution to achieve or maintain more widespread market acceptance, any of which could harm our business.

We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., International Business Machines Corporation, Lumesse AS, Oracle Corporation, Peoplefluent, Inc., Saba Software, Inc., SAP America, Inc., Skillsoft Corp., and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger client bases and major distribution agreements with consultants, system integrators and distributors. Moreover, many software vendors can bundle human resource products or offer such products at a lower price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of human capital management functions at a lower price point or with greater depth than our solutions. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. Further, some potential clients, particularly large enterprises, may elect to develop their own internal solutions. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,606 employees on September 30, 2015 to 1,788 employees on September 30, 2016. In addition, we have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our solutions may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
Our human capital management solutions involve the storage and transmission of clients’ proprietary and confidential information over the Internet (including public networks), and security breaches, unauthorized access, unauthorized usage, viruses or similar breaches or disruptions could result in loss of this information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. In addition, errors in the storage or transmission of such information could compromise the security of that information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and the data stored in these systems. Because there is a time lag associated with developing adequate protections against such new developments and techniques, unauthorized access or sabotage of our systems and the information processed in connection with our business may result. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any violations of privacy or information security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our operating results and financial condition, including our ability to make required reporting and disclosures as a public company. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of client agreements or a loss of clients, and adversely affect our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our human capital management solutions through a standard web browser and depend on us for fast and reliable access to our solutions. Our software is proprietary, and we rely on third-party data center hosting facilities and the expertise of members of our engineering and software development teams for the continued performance of our solutions. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

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
If we fail to manage our SaaS hosting network infrastructure capacity, our existing clients may experience service outages and our new clients may experience delays in the deployment of our human capital management solutions.
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
Integrated, comprehensive SaaS solutions such as ours represent a relatively recent approach to addressing organizations’ human capital management challenges, and we may be forced to change the prices we charge for our solutions, or the pricing model upon which they are based, as the market for these types of solutions evolves.
Providing organizations with applications to address their human capital management challenges through integrated, comprehensive SaaS solutions is a developing market. The market for these solutions is therefore still evolving, and competitive dynamics may cause pricing levels, as well as pricing models generally, to change, as the market matures and as existing and new market participants introduce new types of solutions and different approaches to enable organizations to address their human capital management needs. As a result, we may be forced to reduce the prices we charge for our solutions or the pricing model on which they are based, and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically, which could have a material adverse effect on our revenue, gross margin and other operating results.
Existing or future laws and regulations relating to privacy or data security could increase the cost of our solutions and subject us or our clients to litigation, regulatory investigations and other potential liabilities.
Our human capital management solutions enable our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union, or EU, and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. For example, the EU recently adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. In addition, following a referendum on June 23, 2016 on the United Kingdom’s membership in the EU, the outcome of which was a vote in favor of leaving the EU, it is expected that the United Kingdom government will shortly commence negotiations in connection with any exit from the EU (often referred to as “Brexit”). The outcome of the referendum has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the general data protection regulation, and how data transfers to and from the United Kingdom will be regulated.
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
In particular, with regard to transfers of personal data, as such term is used in the EU, we historically have relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice, or the ECJ Ruling. As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we may find it necessary or desirable to make other changes to our personal data handling. U.S. and EU authorities reached a political agreement on February 2, 2016 regarding a new potential means for legitimizing personal data transfers from the EEA to the United States, the EU-U.S. Privacy Shield, but it is unclear whether the EU-U.S. Privacy Shield will be formally implemented and whether the EU-U.S. Privacy Shield will serve as an appropriate means for us to legitimize personal data transfers from the EEA to the United States. In addition, the EU-U.S. Privacy Shield may be challenged by national regulators or private parties. We may be unsuccessful in establishing legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our solutions. Our response to the ECJ Ruling may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and the ECJ Ruling and our response could adversely affect our billings. We and those transferring personal data to us may face a risk of enforcement actions by data protection authorities in the EEA until the time, if any, that personal data transfers to us and by us from the EEA are legitimized under applicable EU data protection law.
Evolving regulation of the Internet, changes in the infrastructure underlying the Internet, or interruptions in Internet access may adversely affect our financial condition by increasing our expenditures and causing client dissatisfaction.
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
In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users. Our business expansion may be harmed if the Internet infrastructure cannot handle our clients’ demands or if hosting capacity becomes insufficient. If our clients become frustrated with the speed at which they can utilize our solutions over the Internet, our clients may discontinue the use of our human capital management solutions and choose not to renew their contracts with us. Further, the performance of the Internet has also been adversely affected by viruses, hacking, phishing attacks, denial of service attacks, and other similar malicious programs, which have resulted in a variety of Internet outages, interruptions, and other delays. These service interruptions could diminish the overall attractiveness of our solutions to existing and potential users and could cause demand for our solutions to suffer.

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
We have less significant experience in marketing, selling and supporting our products and services abroad than domestically. Our less significant experience in operating our business internationally increases the risk that any potential future expansion efforts that we may undertake will not be successful. In addition, it may take us longer to build our presence in international markets. If we invest substantial time and resources to expand our international operations and are unable to do so successfully and in a timely manner, our business and operating results will suffer.
We are also monitoring developments related to Brexit, which could have significant implications for our business. The political and economic instability created by the United Kingdom’s vote to leave the EU has caused and may continue to cause significant volatility in global financial markets and the value of the Great British Pound currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the EU, it is possible that there may be adverse practical and/or operational implications on our business.
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
Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenue from existing clients, we will need to enhance and improve our existing solutions and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to enhance our existing products to meet client needs or successfully develop or acquire new features or products, or if such new features or products fail to be successful, our business and operating results will be adversely affected.
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
Finally, our ability to grow is subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver human capital management solutions at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.
We may require additional capital to support business growth, and this capital may not be available on acceptable terms, if at all.
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
Our agreements with clients and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results and financial condition. From time to time, we are requested by clients to indemnify them for breach of confidentiality with respect to personal data. Although we normally do not agree to, or contractually limit our liability with respect to, such requests, the existence of such a dispute with a client may have adverse effects on our client relationships and reputation.
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
We currently have foreign sales denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Euros, British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, New Zealand Dollars, Norwegian Kroner, Polish Zloty, Singapore Dollars, Swedish Krona and Swiss Franc. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties relating to Brexit, may negatively impact our business, financial condition and operating results. Due to our legal structure, any fluctuations in the exchange rates of the Great British Pound may be particularly impactful. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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
At September 30, 2016, we had $65.3 million in cash and cash equivalents and $243.7 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. From time to time we may make direct investments in privately held companies. For example, since 2014, we have made strategic investments in multiple privately-held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
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
Date: November 3, 2016

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

††	The financial information contained in these XBRL documents is unaudited.