Form 10-K
period 2016-12-31
Cornerstone OnDemand Inc
filed 2017-02-24
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, was $1,265,031,391 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on June 30, 2016).
On February 21, 2017, 56,656,934 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2016.

CORNERSTONE ONDEMAND, INC.
2016 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2017 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our products; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our products; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced products; alternate ways of addressing talent management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering human capital management products and other business management products; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; our ability to exploit Big Data to drive increased demand for our products; events in the markets for our products and alternatives to our products, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; our ability to successfully integrate our operations with those of recently acquired companies; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Item 1.	Business
Overview
Cornerstone OnDemand, Inc. was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999. Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries.
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 29.9 million users across 2,918 clients using the system in 191 countries and 42 different languages. We help organizations around the globe recruit, train and manage their employees.
Our human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Our focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
We work with clients across all geographies, verticals and market segments. Our clients include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations and small businesses. We sell our platform domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies and global system integrators.
Our enterprise human capital management platform is composed of four product suites:

•	Our Recruiting suite helps organizations to source and attract candidates, assess and select applicants, onboard new hires and manage the entire recruiting process;

•
Our Learning suite enables clients to manage training and development programs, knowledge sharing and collaboration among employees, track compliance requirements and support career development for employees;

•	Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management and succession planning; and

•	Our HR Administration suite supports employee records administration, organizational management, employee and manager self-service, workforce planning and compliance reporting.

Our clients can supplement the product suites with our state-of-the-art analytics capabilities to make more-informed decisions using data from across the platform for talent mobility, engagement and development so that HR and leadership can focus on strategic initiatives to help their organization succeed.
In addition to our enterprise human capital management platform, we offer Cornerstone Growth Edition, which is a cloud-based talent management solution with learning and performance suites targeted to organizations with 250 or fewer employees.
We provide services to support our clients with the implementation of our platform through configuration support, systems integration, business process re-engineering, change management consulting and training. Our Client Success team supports our clients’ ongoing optimization of their talent processes and use of our platform. In addition, our Cornerstone Edge solutions allow our clients and partners to more easily integrate with a growing marketplace of service providers.
After the initial purchase of our platform, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the platform across their organizations and increase usage of the platform over time.
We have grown our business each of the last 15 years. Since 2002, we have averaged an annual dollar retention rate of approximately 95%, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Metrics”, which includes a detailed description of annual dollar retention rate. Since 2001, our implied monthly recurring revenue from existing clients has been greater at the end of each year than at the beginning of the year. Our revenue has grown to $423.1 million in 2016 from $339.7 million in 2015 and from $263.6 million in 2014.
The Market
Human capital is both a major asset and expense for all organizations. Based on the U.S. Bureau of Labor Statistics data as of September 2016, total compensation paid to the United States civilian workforce of approximately 159.9 million people was expected to exceed $11.3 trillion in 2016.
Accordingly, organizations have long sought to optimize their investments in human capital. We believe that organizations face seven major challenges in maximizing the productivity of their internal and external human capital:

•
Acquiring Talent. Increasingly seeking to fill open positions by recruiting internally and by leveraging the external networks of their employees, corporate recruiting has evolved from a process that was principally driven by traditional sources such as inbound resume submissions and job board postings to one that is inherently social in nature.

•
Developing Talent. Effectively orienting new hires and developing employees throughout their careers to achieve their full potential, which has become more difficult with the Millennial generation entering the workforce. Additionally, increasingly distributed workforces and heightened compliance requirements have made training requirements even more important.

•
Engaging Employees. Connecting with employees at all levels and locations of the organization to keep them motivated, working together and innovating, has become more difficult with the rise of globalization and telecommuting.

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

•
Modernizing HR Data Management. Enterprise organizations are forced to either sustain many disparate, outdated HR systems across multiple sites and countries, or choose to replace those systems with a global core HR solution, which can be very costly, risky, and take years to implement. Also, many mid-market organizations have outgrown their use of spreadsheets to manage people data, but do not need the complexities of a core HR solution.

We believe that just as organizations are increasingly choosing SaaS solutions for business applications such as sales force management, they are also increasingly adopting SaaS human capital management solutions. We also believe many of the existing solutions suffer from one or more of the following shortcomings:

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

Given the limitations of existing offerings, we believe there is a market opportunity for a comprehensive, unified solution that helps organizations manage all aspects of their internal and external human capital and link human capital management to their business strategy.
The Cornerstone OnDemand Answer
Our human capital management platform is a comprehensive SaaS solution that consists of suites to help organizations manage their recruiting, learning, performance and HR administration processes. These suites are supplemented by state-of-the-art analytics and reporting as well as a number of cross-product tools for employee profile management and e-learning content aggregation and delivery. We also provide professional services for configuration, integration, training and optimization of our platform. We believe that our human capital management platform delivers the following benefits:

•
Comprehensive Functionality. Our platform provides a comprehensive approach to human capital management by offering products to address all stages of the employee lifecycle: recruiting, onboarding, learning, performance, succession, compensation, enterprise social collaboration, and HR administration processes. Employees use our platform throughout their careers to engage in performance processes such as goal management, performance reviews, continuous feedback, competency assessments and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans or succession processes; and to connect and collaborate with co-workers by leveraging enterprise social networking tools. Employee managers and HR managers use our platform to perform their human capital administrative responsibilities effectively throughout the employees’ careers.

Our clients can manage processes that span different human capital management functions because our product offerings are unified. For example, our clients can automatically identify skill gaps as part of an employee’s performance review, assign training to address those gaps and monitor the results of that training. Also, clients can identify high potential employees for future leadership positions and place them in executive development programs.
We believe our comprehensive, unified platform allows our clients to align their human capital management processes and practices with their broader strategic goals.

•
Flexible and Highly Configurable. Our platform offers substantial configurability that allows our clients to match the use of our software with most of their specific business processes and workflows. Our clients can configure various features, functions and work flows in our platform by business unit, division, department, region, location, job position, pay grade, cost center, or self-defined organizational unit. Our clients are able to adjust features to configure specific processes, such as performance review workflows or training approvals, to match their existing or desired practices. This high level of configurability means that custom coding projects generally are not required to meet the diverse needs of our clients.

Our clients can deploy the product offerings individually or in any combination. As a result, our clients have the flexibility to purchase solely those products that solve their immediate human capital management needs and can incrementally deploy additional products in the future as their needs evolve.

•
Easy-to-Use, Personalized User Interface. Our platform employs an intuitive user interface and may be personalized for the end user, typically based on position, division, pay grade, location, manager and particular use of the solution. This ease of use limits the need for end-user training, which we believe increases user adoption rates and usage. While we typically train administrators, most clients do not need training on using our products.

•
Software-as-a-Service Solution Lowers the Total Cost of Ownership and Speeds Delivery. Our platform is accessible through a standard web browser and does not require the large investments in implementation time, personnel, hardware, and consulting that are typical of hosted or on-premise solutions. With a single code base to maintain, we are able to release improved functionality on a quarterly basis. This is a more rapid pace than most hosted or on-premise solution providers can afford to deliver.

•
Scalable to Meet the Needs of Organizations. Our platform has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our platform is capable of supporting deployments of various sizes. Today we service 32 multi-national corporations with over 150,000 active users each. Our largest deployment is for over 350,000 users.

•
Continued Innovation through Collaborative Product Development. We work collaboratively with our clients on an ongoing basis to develop almost every part of our platform. The vast majority of our thousands of software features were designed with existing and prospective clients based on their specific functional requests.

Our Human Capital Management Platform
Our comprehensive human capital management platform combines the world's leading unified talent management solution with state-of-the-art analytics and HR administration. We built this platform using a single code base and a multi-tenant, multi-user architecture that we host in our data centers. The platform consists of a collection of suites to help organizations manage key phases of the employee life cycle. To complement our platform, we offer a number of cross-product tools for analytics and reporting, employee profile management and e-learning content aggregation.
Cornerstone Recruiting
Cornerstone Recruiting. Our applicant tracking product supports the modern ways that organizations source, recruit and hire new employees. The recruiting product is part of our unified talent management system. It was built using Cornerstone's pure-cloud, multi-tenant architecture, leveraging a common platform, workflow engine, and reporting and administration model. This architecture provides clients with faster deployments, greater flexibility to adapt and change the application without cost or risk, and a seamless user experience across all Cornerstone applications.
Cornerstone Onboarding. Our onboarding product delivers the resources, connections and tools at critical points across the employee lifecycle. The onboarding product complements the recruiting product by reducing administrative burden and promoting collaboration between employees, managers, HR and across departments.
Our Recruiting suite is utilized by approximately 20% of our total base of 2,918 clients.
Cornerstone Learning
Cornerstone Learning. Our learning product helps clients deliver mobile-ready, enterprise-class training and development programs. It links employee development to other parts of the talent management lifecycle, including onboarding, performance management and succession planning. The learning product supports all forms of training, including instructor-led training, e-learning and virtual classroom sessions as well as robust reporting and embedded predictive analytics. With tens of thousands of online training titles from dozens of global e-learning providers accessible through the learning product, clients reduce overall training expenses, while quickly and cost-effectively transforming their learning programs with modern, curated content.
Cornerstone Extended Enterprise. Our extended enterprise product helps clients extend talent management to their customers, vendors, and distributors. The extended enterprise product enables clients to develop new profit centers, increase sales, cut support costs and boost channel productivity.
Cornerstone for Salesforce. Our Cornerstone for Salesforce product is a learning solution for employees, partners and customers developed natively on the Salesforce.com platform. Cornerstone for Salesforce leverages clients’ Salesforce investments across all products to build high-performance sales and service teams with triggered, just-in-time training, as well as leverage learning to engage and enable customers and partners.
Our Learning suite is utilized by approximately 85% of our total base of 2,918 clients.
Cornerstone Performance
Cornerstone Performance. Our performance management product allows clients to direct and measure performance at the individual, departmental and organizational levels through ongoing competency management, organizational goal setting, performance appraisal, development planning and feedback. Performance data can also be used by the learning product offering to set training priorities and to make informed workforce planning decisions.

Cornerstone Succession. Our succession product allows clients to proactively plan for organizational change and talent mobility. The succession product serves both the employee looking for career advancement with tools to share career preferences and discover development opportunities and the executive team planning for the future with tools to identify skill gaps, implement development plans and create talent pools for future needs.
Cornerstone Compensation. Our compensation product allows clients to reward their employees for hard work in direct relation to performance. The compensation product enables clients to make more informed decisions about the allocation of base pay, bonus and equity awards.
Our Performance suite is utilized by approximately 50% of our total base of 2,918 clients.
Cornerstone HR
Cornerstone HR. Our HR administration product provides employee self-service, absence management, organization management, compliance reporting and records administration. The HR product allows clients to centralize reporting across many disparate systems and extends the capabilities of an outdated HR administration solution.
Cornerstone Analytics. Our human capital management solution is supplemented by state-of-the-art analytics capabilities that are embedded in the platform itself. These solutions provide robust standard and custom reporting and dashboards as well as machine learning and prescriptive and predictive analytics to enable clients to make smarter, more strategic, and more informed decisions.
Our HR suite, our newest offering, is utilized by less than 5% of our total base of 2,918 clients.
Our Strategy
Our goal is to empower people, organizations, and communities to realize their potential with our comprehensive human capital management platform. Key elements of our strategy include:
Retain and Expand Business with Existing Clients. We believe our existing installed base of clients offers a substantial opportunity for growth.

•
Focus on Client Success, Retention and Growth. We believe focusing on our clients’ success will lead to our own success. We have developed a Client Success Framework that governs our operational model. Since 2002, we have had an average annual dollar retention rate of approximately 95%. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service, support and increasing functionality.

•
Sell Additional Products to Existing Clients. We believe there is a significant growth opportunity in selling additional functionality to our existing clients. Many clients have added functionality subsequent to their initial deployments as they recognize the benefits of our unified platform, and as a result, approximately 65% of our clients today utilize two or more products, and approximately 35% utilize three or more products. With our expanding product portfolio, such as our newest product Cornerstone HR, we believe significant upsell opportunity remains within our existing client base.

Strengthen Current Sales Channels. We intend to increase our investments in both direct and indirect sales channels to acquire new clients.

•	Invest in Direct Sales in North America. We believe that the market for human capital management is large and remains significantly underpenetrated.

•	Expand and Strengthen Our Alliances. We intend to grow our distribution channels through key business alliances, including agreements with global vendors.

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our platform internationally. We intend to grow our Europe, Middle-East and Africa, or EMEA, and Asia-Pacific operations, which provide for direct sales, alliances, services and support in the regions. We have grown our EMEA client base from one client at December 31, 2007 to 524 clients at December 31, 2016 and our Asia-Pacific client base from two clients at December 31, 2009 to 145 clients at December 31, 2016.

Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last decade a deep understanding of the human capital management challenges our clients face. We continually collaborate with our clients to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in human capital management and client relationships to develop new products, features and functionality which will enhance our platform and expand our addressable market.

Make Cornerstone Built to Last. Our growth strategy since inception has been deliberate, disciplined and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without undergoing layoffs or business contraction. We plan to continue with the same systematic approach in the future.
Acquisitions. In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe will complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities.
Professional Services
We offer comprehensive services to our clients to assist in the successful implementation of our solutions and to optimize our clients’ use of our solutions during the terms of their engagements. Our professional services are offered at fixed fees or on a time-and-material basis.
With our SaaS model, we have eliminated the need for lengthy and complex technology integrations, such as customizing software code, deploying equipment or maintaining unique delivery models or hardware infrastructure for individual clients. As a result, we typically deploy our human capital management platform in significantly less time than required for similar deployments of hosted or on-premise software. Our professional services include implementation services, integration services, content services, business consulting services, training services as well as ongoing support and advice.
Global Client Success
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

•
Client Success Managers who work directly with executive-level sponsors and human resources executives at our clients to maximize the value of their investment in our human capital management platform; and

•	Product Specialists who interact with client administrators and are focused on features and functions of our human capital management platform.
We believe this life cycle driven approach to client support and client success has contributed directly to our high client retention rate and high rankings for client satisfaction in independent research studies.
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
Our Customers
As of December 31, 2016, 2,918 clients used our human capital management platform with approximately 29.9 million registered users across 191 countries and 42 languages. Our clients represent a variety of different industries, including automotive, business services, education and publishing, financial services, food and restaurants, healthcare, insurance, media and communications, non-profits, pharmaceuticals, public sector, retail, technology, and travel. No single client accounted for 10% or more of our total revenue in 2016, 2015, or 2014.
Technology, Operations and Research and Development
Technology
Our human capital management platform is designed with an on-demand architecture which our clients access via a standard web browser. It uses a single code base, with all of our clients running on the current version of our software and has been specifically built to deliver:

•	a consistent, intuitive end-user experience to limit the need for product training and to encourage high levels of end-user adoption and engagement;

•	modularity and flexibility, by allowing our clients to activate and implement virtually any combination of the features we offer;

•	high levels of configurability to enable our clients to mimic their existing business processes, workflows, and organizational hierarchies within our platform;

•	web services to facilitate the importing and exporting of data to and from other client systems, such as enterprise resource planning and human resource information system platforms;

•	scalability to match the needs of the largest global enterprises and to meet future client growth; and

•	rigorous security standards and high levels of system performance and availability demanded by our clients.
Our human capital management platform offers a localized user interface and currency conversion capabilities. It is currently available in the following 42 languages: Arabic, Bahasa (Malaysia), Bulgarian, Chinese Simplified, Chinese Traditional (Hong Kong), Croatian, Czech, Danish, Dutch, English (Australia), English (UK), English (US), Estonian, Finnish, French (Canada), French (France), German, Greek, Hebrew, Hungarian, Indonesian, Italian, Japanese, Korean, Latvian, Lithuanian, Norwegian, Polish, Portuguese (Brazil), Portuguese (Portugal), Romanian, Russian, Serbian, Slovakian, Slovenian, Spanish (Latin America), Spanish (Spain), Swedish, Thai, Turkish, Ukrainian and Vietnamese.
Our human capital management platform is deployed using a multi-tenant and multi-user architecture, which provides our enterprise clients with their own database. We employ a modularized architecture to balance the load of clients on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our clients. Our existing infrastructure has been designed with sufficient capacity to meet our current and estimated near term future needs.
Security is of paramount importance to us due to the sensitive nature of employee data. We have designed our human capital management platform to meet certain rigorous industry security standards and to help assure clients that their sensitive data is protected across the system. We ensure high levels of security by segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including automated scans, periodic security audits and penetration tests conducted by our clients and commissioned by us from third parties.
We utilize a variety of industry standard technologies including Microsoft .NET and Hadoop and write the majority of our software in programming languages, such as C# and Java. We use Web 2.0 technologies, such as AJAX, extensively to enhance the usability, performance, and overall user experience of our human capital management platform. Microsoft SQL Server is our primary relational database management system. Apart from these and other third-party components, our entire human capital management platform has been specifically built and upgraded by our in-house development team.
Operations
We physically host our human capital management platform for our clients in two secure third-party data center facilities, one located in El Segundo, California and the other located near London, United Kingdom. Both facilities are leased from Equinix, Inc. These facilities provide physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, redundant power and environmental controls. We lease space for disaster recovery purposes from Equinix in Virginia, USA and in Manchester, United Kingdom.
Our infrastructure includes firewalls, switches, routers, load balancers, and IDS/IPS from Palo Alto Networks, Cisco Systems, A10 Networks and other widely commercially available vendors to provide the networking infrastructure and high levels of security for the environment. We use industry standard blade and rack-mounted servers to run our human capital management platform and Akamai Technologies’ Global Network of Edge Servers for content caching. We use solid state storage and other storage technologies from leading vendors SanDisk, Pure Storage and HP.

Research and Development
The responsibilities of our research and development organization include product management, product development and quality assurance. Our research and development organization is global, with major centers in our Santa Monica, California headquarters as well as in Sunnyvale, California; Tel Aviv, Israel; Auckland, New Zealand; and Bangalore, India. Our Agile development methodology, in combination with our SaaS delivery model, allows us to release new and enhanced software features on a regular and predictable basis, currently quarterly. We follow a well-defined communications protocol to support our clients with release management. We patch our software on a bi-weekly basis or as needed. Based on feedback from our clients and prospects and pursuant to our own innovation, we continuously develop new functionality while enhancing and maintaining our existing product offerings. We do not need to maintain multiple engineering teams to support different versions of the code because all of our clients are running on the current version of our product offerings.
Our research and development expenses were $47.0 million in 2016, $41.0 million in 2015 and $30.6 million in 2014.
Sales and Marketing
Sales
We sell our software and services both directly through our sales force, and indirectly through our domestic and international network of distributors. We currently service clients in a wide range of industries, including, among others business services, financial services, healthcare, pharmaceuticals, insurance, manufacturing, retail, and high technology. We have a number of direct sales teams organized by market segment, industry and geography, which are as follows:

•	Strategic Accounts. We have a strategic accounts sales team focused on sales to some of the top 150 largest multi-national corporations.

•
Enterprise. Our enterprise sales team sells to large enterprises with 5,000 or more employees. This team is composed primarily of experienced solution sales executives, with an average tenure of approximately 20 years in sales.

•
Mid-Market. Our mid-market sales team sells to organizations with between 251 and 4,999 employees. This team is composed primarily of experienced sales individuals, with an average tenure of approximately 16 years in sales.

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

•
EMEA. We have both enterprise and mid-market sales professionals based in core European markets. This team is composed primarily of experienced sales individuals, with an average tenure of over 16 years in sales.

•	APJ. We have enterprise sales professionals based in core Asia-Pacific markets including Australia, China, Hong Kong, India, Japan, New Zealand and Singapore.

•	LATAM. We have enterprise sales professionals based in core Latin and South America markets including Mexico and Brazil.
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
Marketing
We manage global demand generation programs, develop sales pipelines and enhance brand awareness through our marketing initiatives. Our marketing programs target HR executives, technology professionals and senior business leaders. Our principal marketing initiatives include:

•
Demand Generation. Our demand generation activities include lead generation through email and direct mail campaigns, participation in industry events, securing event speaking opportunities and online marketing, including both SEM and organic SEO online marketing.

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

Strategic Relationships
We have entered into alliance agreements in order to expand our capabilities and geographic presence and provide our clients with access to specific types of content. We have entered into relationships with various third-party consulting firms to assist in the successful implementation of our platform and to optimize our clients’ use of our platform during the terms of their engagements. We utilize these firms to assist in delivery of implementation and integration services amongst other consulting services. As our business grows, we expect to continue to utilize increasing amounts of these services.
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
Content and Product Relationships
We have entered into distributor agreements with a wide range of vendors which provide off-the-shelf e-learning content and custom learning content development services. Through this network, we are able to offer an extensive library of online training content to our clients through our human capital management platform. Our content distributors for e-learning content include industry leaders as well as regional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly in our human capital management platform.
Competition
The market for human capital management software is highly competitive, rapidly evolving and fragmented. This market is subject to changing technology, shifting client needs and frequent introductions of new products and services.
Most of our sales efforts are competitive, often involving requests for proposals. We compete primarily on the basis of providing a comprehensive, fully unified platform for human capital management as opposed to specific service offerings.
In the applicant tracking systems segment, which the recruiting and onboarding product offerings each serve, our principal competitors include companies such as Oracle Corporation and International Business Machines Corporation. In the learning management systems segment, which the learning and extended enterprise product offerings each serve, our principal competitors include companies such as Oracle Corporation, Saba Software, Inc., SAP America, Inc., and SkillSoft Corp. In the performance management systems segment, which the performance, succession and compensation product offerings each serve, our principal competitors include companies such as Halogen Software, Inc., Talentsoft, Oracle Corporation, Peoplefluent, Inc., and SAP America, Inc. These vendors are, like us, largely SaaS providers. We compete in these segments primarily on the basis of:

•	the level of integration of our product offerings within our human capital management platform;

•	the breath and depth of our product functionality;

•	the flexibility and configurability of our product offerings to meet the changing content and workflow requirements of our clients’ business units;

•	the quality of our service and focus on client success;

•	our ability to provide scalability and flexibility for large and complex global deployments; and

•	the ease of use of our product offerings and overall user experience.
In addition, we occasionally compete with custom-built software that is designed to support the needs of a single organization, as well as with third-party talent and human resource application providers that focus on specific aspects of human capital management.
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
Proprietary Rights
To safeguard our proprietary and intellectual property rights, we rely upon a combination of patent, copyright, trade secret and trademark laws in the United States and in other jurisdictions, and on contractual restrictions. Our key assets include our software code and associated proprietary and intellectual property rights, in particular the trade secrets and know-how associated with our human capital management platform which we developed internally over the years. We were issued a patent for our software in 2003 which expires in 2021; we have since filed for additional patent protection, we own registered trademarks and we will continue to evaluate the need for additional patents and trademarks. We have confidentiality and license agreements with employees, contractors, clients, distributors and other third parties, which limit access to and use of our proprietary information and software.
Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, creation of new suites, features, and functionality, collaboration with our clients, and frequent enhancements to our platform are larger contributors to our success in the marketplace.
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
Seasonality
Our sales are seasonal in nature. We sign a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations. As the terms of most of our client agreements are measured in full year increments, agreements regardless of when executed, will generally come up for renewal at that same time in subsequent years.
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

Employees
At December 31, 2016, we had 1,823 employees, which is a 11% increase from 1,645 employees at December 31, 2015. None of our employees are covered by a collective bargaining agreement, and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong. Internally, we strive to empower our people by using our human capital management platform to on-board, develop, connect, align, assess, retain, promote and manage the HR administration of our own employees.
The Cornerstone OnDemand Foundation
To demonstrate our commitment to empowering people and communities, we helped form the Cornerstone OnDemand Foundation, or the Foundation, in 2010. The Foundation seeks to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of our human capital management platform and capacity building programs.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software and services generally and for human capital management platform in particular. We sell our human capital management platform primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our products may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and human capital management platforms as well as pressure from clients and potential clients for extended billing terms. If economic conditions deteriorate, our clients and potential clients may elect to decrease their information technology and human capital management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. If our sales cycle becomes longer or more variable, our results may be adversely affected. Our sales cycle generally varies in duration from two to nine months and, in some cases, much longer depending on the size of the potential client. Factors that may influence the length and variability of our sales cycle include among others:

•	the need to educate potential clients about the uses and benefits of our products;

•	the relatively long duration of the commitment clients make in their agreements with us;

•	the discretionary nature of potential clients’ purchasing and budget cycles and decisions;

•	the competitive nature of potential clients’ evaluation and purchasing processes;

•	the lengthy purchasing approval processes of potential clients;

•	the evolving functionality demands of potential clients;

•	fluctuations in the human capital management needs of potential clients; and

•	announcements or planned introductions of new products by us or our competitors.
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
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control, and our ability to provide resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes;

•	business disruptions, costs and future events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to Brexit;

•	general economic, industry and market conditions; and

•
various factors related to disruptions in our SaaS hosting network infrastructure, defects in our products, privacy and data security, and exchange rate fluctuations, each of which is described elsewhere in these risk factors.

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
The market for human capital management software is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and billing terms, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.
We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Halogen Software, Inc., International Business Machines Corporation, Oracle Corporation, Peoplefluent, Inc., Saba Software, Inc., SAP America, Inc., Skillsoft Corp., Talentsoft and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger client bases and major distribution agreements with consultants, system integrators and distributors. Moreover, many software vendors can bundle human resource products or offer such products at a lower price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of human capital management functions at a lower price point or with greater depth than our products. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or client requirements. Further, some potential clients, particularly large enterprises, may elect to develop their own internal products. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
Existing or future laws and regulations relating to privacy or data security could increase the cost of our products and subject us or our clients to litigation, regulatory investigations and other potential liabilities.
Our human capital management platform enables our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union, or EU, and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. For example, we maintain a major support center in Tel Aviv, Israel. Israel presently is recognized by the EU as providing an “adequate” level of protection for personal data, causing transfers of personal data to be permitted under EU data protection law, but if EU authorities were to determine that Israel no longer provided an “adequate” level of data protection, our business could be harmed. As an additional example, the EU adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Further, following a referendum on June 23, 2016 on the United Kingdom’s membership in the EU, the outcome of which was a vote in favor of leaving the EU, it is expected that the United Kingdom government will shortly commence negotiations in connection with any exit from the EU (often referred to as “Brexit”). The outcome of the referendum has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the general data protection regulation, and how data transfers to and from the United Kingdom will be regulated. We maintain a data center in the United Kingdom where EU residents’ personal data is stored and processed, causing uncertainty with respect to the regulation of data protection in the United Kingdom to create uncertainty among some of our customers in Europe. We are in the process of building a data center in another EU location that we anticipate will be functional in 2018, but until such data center is operational and available to be used by our European customers, we may experience reluctance or refusal by our customers in Europe to use our products. Additionally, any delays in completing the data center and causing it to be operational may harm our customer retention and billings in Europe.
We sell our products and operate in many countries. Some of these countries are considering or have passed legislation implementing data protection or privacy requirements that could increase the cost and complexity of selling or delivering our solutions. In addition, changes in the political climate in the United States or other countries may decrease demand for our solutions or make them less competitive to preferred local offerings.
If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, as well as negative publicity and a loss of business. Any of these matters could materially adversely affect our business, financial condition or operational results. Moreover, if future laws and regulations limit our clients’ ability to use and share employee data or our ability to store, process and share data with our clients over the Internet, demand for our products could decrease, our costs could increase, and our operating results and financial condition could be harmed.
In particular, with regard to transfers of personal data, as such term is used in the EU, we historically relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice, or the ECJ Ruling. As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we subsequently have self-certified under the EU-U.S. Privacy Shield, a replacement for the U.S.-EU Safe Harbor Framework. The EU-U.S. Privacy Shield has been challenged by private parties and may face additional challenges by national regulators or additional private parties. We may be unsuccessful in maintaining legitimate means for our transfer of personal data from the EEA or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our products. Our response to the ECJ Ruling and any other events with respect to the legal landscape surrounding cross-border transfer of EU residents’ personal data may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and any such other events, as well as our response, could adversely affect our billings and lead to regulatory investigations or enforcement actions. The foregoing could have a materially adverse impact upon our business, financial condition and operational results.
Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc.; in April 2012, Oracle Corporation acquired Taleo Corporation; in August 2012, International Business Machines Corporation acquired Kenexa, Inc.; and in October 2014 Skillsoft Corp. acquired SumTotal Systems, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. Disruptions in our business caused by these events could reduce our revenue.

Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,645 employees on December 31, 2015 to 1,823 employees on December 31, 2016. In addition, we have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure, and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the risk factors titled “—As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely, and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” and “—We currently have several international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.”
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We currently have foreign sales denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Euros, British Pounds, Indian Rupees, Japanese Yen, New Zealand Dollars, and South African Rand and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Danish Krone, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, New Zealand Dollars, Norwegian Kroner, Polish Zloty, Singapore Dollars, Swedish Krona and Swiss Franc. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties relating to Brexit, may negatively impact our business, financial condition and operating results. Due to our legal structure, any fluctuations in the exchange rates of the British Pound may be particularly impactful. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
We may acquire other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.
In April 2012, we acquired Sonar Limited, a SaaS talent management solution provider serving small businesses, and in November 2014, we acquired Evolv Inc., a machine learning and data science platform provider. In the future, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.
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
Our human capital management platform involves the storage and transmission of clients’ sensitive, proprietary and confidential information over the Internet (including public networks), and security breaches, unauthorized access, unauthorized usage, viruses or similar breaches or disruptions could result in loss of this information, damage to our reputation, early termination of our contracts, litigation, regulatory investigations or other liabilities. In addition, errors in the storage or transmission of such information could compromise the security of that information. If our security measures are breached or are otherwise compromised as a result of third-party action, employee error, malfeasance or otherwise and, as a result, someone obtains unauthorized access to client data, our reputation will be damaged, our business may suffer and we could incur significant liability. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could result in compromises or breaches of our security systems and the data stored in these systems. Because there is a time lag associated with developing adequate protections against such new developments and techniques, unauthorized access or sabotage of our systems and the information processed in connection with our business may result. If an actual or perceived security breach occurs, the market perception of our security measures could be harmed and we could lose sales and clients. Any violations of privacy or information security could result in the loss of business, litigation and regulatory investigations and penalties that could damage our reputation and adversely impact our operating results and financial condition, including our ability to make required reporting and disclosures as a public company. Moreover, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.

Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of client agreements or a loss of clients, and adversely affect our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our human capital management platform through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we rely on third-party data center hosting facilities and the expertise of members of our engineering and software development teams for the continued performance of our platform. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

•	human error;

•	security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism, sabotage or other intentional acts of vandalism, including cyber-attacks;

•	unforeseen interruption or damages experienced in moving hardware to a new location;

•	fire, earthquake, flood and other natural disasters; and

•	power loss.
Although we generally back up our client databases hourly, store our data in more than one geographically distinct location at least weekly and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, clients may not be able to access their data for 24 hours or more and there is a remote chance that client data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our platform.
Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
We have historically experienced seasonality in terms of when we enter into client agreements for our products. We sign a significantly higher percentage of agreements with new clients, and renewal agreements with existing clients, in the fourth quarter of each year and a significant portion of these agreements are signed during the last month, and with respect to each quarter, often the last two weeks of the quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we generally recognize subscription revenue over the term of the client agreement, which is generally three years. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.
We rely on third-party computer hardware and software that may be difficult to replace or could cause errors or failures of our service.
In addition to the software we develop, we rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our platform. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our platform until equivalent technology is either developed by us or, if available, identified, obtained and integrated. In addition, errors or defects in third-party hardware or software used in our platform could result in errors or a failure of our products, which could harm our business.
Defects in our platform could affect our reputation, result in significant costs to us, and impair our ability to sell our products and related services.
Defects in our platform could adversely affect our reputation, result in significant costs to us, and impair our ability to sell our products in the future. The costs incurred in correcting any product defects may be substantial and could adversely affect our operating results. Although we continually test our products for defects and work with clients through our client support organization to identify and correct errors, defects in our products are likely to occur in the future. Any defects that cause interruptions to the availability of our products could result in:

•	lost or delayed market acceptance and sales of our products;

•	early termination of client agreements or loss of clients;

•	credits or refunds to clients;

•	product liability suits against us;

•	diversion of development resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.
While our client agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our products, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.
If we fail to manage our SaaS hosting network infrastructure capacity, our existing clients may experience service outages and our new clients may experience delays in the deployment of our human capital management platform.
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
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products. In addition, these distributors and providers may not perform as expected under our agreements, and we have had, and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors, and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
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
We will need to continue to expand our sales and marketing infrastructure in order to grow our client base and our business. We plan to significantly expand our direct sales teams and engage additional third-party distributors, both domestically and internationally. Identifying, recruiting and training these people and entities will require significant time, expense and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our direct and indirect sales channels do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management attention in order to restructure our direct sales teams. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.
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
Changes to U.S. immigration and work authorization laws and regulations can be significantly affected by political forces and levels of economic activity. Our international expansion and our business may be materially adversely affected if legislative or administrative changes to immigration or visa laws and regulations impair our hiring processes or projects involving personnel who are not citizens of the country where the work is to be performed.
In cases where we are asked by clients to deploy our products on their behalf, failure to effectively manage such client deployments by us or our third-party service providers could adversely impact our business.
Clients have the option of implementing our products themselves or relying on us to do so on their behalf. In cases where we are asked to deploy a product for a client, we need to have a substantial understanding of such client’s business so that we can configure the product in a manner that complements its existing business processes and integrates the product into its existing systems. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by us or our clients. In certain situations, we also work with third-party service providers in the deployment of our products, and we may experience difficulties managing such third parties. Failure to successfully manage client deployments by us or our third-party service providers could harm our reputation and cause us to lose existing clients, face potential client disputes or limit the rate at which new clients purchase our products.
Forecasts of our business growth and profitability may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, or at all.
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations, and expected growth in our market and related costs to support the growth of our business. Our assumptions and estimates related to our business growth and profitability, including the performance of our core business and emerging businesses and the demand for our products in the United States, Europe, Japan and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Even if demand for human capital management products and services increases generally, there is no guarantee that demand for SaaS products like ours will increase to a corresponding degree.
The widespread adoption of our products depends not only on strong demand for human capital management products and services generally, but also for products and services delivered via a SaaS business model in particular. There are still a significant number of organizations that have adopted no human capital management functions at all, and it is unclear whether such organizations will ever adopt such functions and, if they do, whether they will desire a SaaS human capital management platform like ours. As a result, we cannot assure you that our SaaS human capital management platform will achieve and sustain the high level of market acceptance that is critical for the success of our business.
Our business depends substantially on clients renewing their agreements with us, purchasing additional products from us or adding additional users. Any decline in our clients renewing their agreements, purchasing additional products or adding additional users would harm our future operating results.
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that our clients will renew their subscriptions at the same or a higher level of service, if at all. Every year, some of our clients elect not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products, or fail to add new users, our revenue may decline, and our operating results may be harmed.

Integrated, comprehensive SaaS products such as ours represent a relatively recent approach to addressing organizations’ human capital management challenges, and we may be forced to change the prices we charge for our products, or the pricing model upon which they are based, as the market for these types of products evolves.
Providing organizations with applications to address their human capital management challenges through integrated, comprehensive SaaS products is a developing market. The market for these products is therefore still evolving, and competitive dynamics may cause pricing levels, as well as pricing models generally, to change, as the market matures and as existing and new market participants introduce new types of products and different approaches to enable organizations to address their human capital management needs. As a result, we may be forced to reduce the prices we charge for our products or the pricing model on which they are based, and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically, which could have a material adverse effect on our revenue, gross margin and other operating results.
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
In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users. Our business expansion may be harmed if the Internet infrastructure cannot handle our clients’ demands or if hosting capacity becomes insufficient. If our clients become frustrated with the speed at which they can utilize our products over the Internet, our clients may discontinue the use of our human capital management platform and choose not to renew their contracts with us. Further, the performance of the Internet has also been adversely affected by viruses, worms, hacking, phishing attacks, denial of service attacks, and other similar malicious programs, as well as other forms of damage to portions of its infrastructure, which have resulted in a variety of Internet outages, interruptions, and other delays. These service interruptions could diminish the overall attractiveness of our products to existing and potential users and could cause demand for our products to suffer.
We currently have a limited number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.
We currently have international offices in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks that may decrease demand for, or restrict our ability to sell or provide, our products, including:

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

•	greater difficulty in supporting and localizing our products;

•	unrest and/or changes in a specific country’s or region’s social, political, legal or economic conditions;

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
Our operations could be materially affected by changes in domestic and foreign economic, political or legal conditions. For example, we are monitoring developments related to Brexit, which could have significant implications for our business. The political and economic instability created by the United Kingdom’s vote to leave the EU has caused and may continue to cause significant volatility in global financial markets and the value of the British Pound currency or other currencies, including the Euro. Depending on the terms reached regarding any exit from the EU, it is possible that there may be adverse practical and/or operational implications on our business.
Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
If we fail to develop our brand cost-effectively, our business may suffer.
We believe that developing and maintaining awareness of the Cornerstone OnDemand brand in a cost-effective manner is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. In the past, our efforts to build our brand have involved significant expenses. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. In addition, the Cornerstone OnDemand Foundation shares our company name and any negative perceptions of any kind about the Cornerstone OnDemand Foundation could adversely affect our brand and reputation. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.
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

•
Government demand and payment for our products may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products; and

•
Government contracts are generally subject to audits and investigations, which we have no experience with, including termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

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
Our future success will depend on our ability to adapt and innovate. To attract new clients and increase revenue from existing clients, we will need to enhance and improve our existing products and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction and market acceptance. If we are unable to enhance our existing products to meet client needs or successfully develop or acquire new features or products, or if such new features or products fail to be successful, our business and operating results will be adversely affected.
In addition, because our products are designed to operate on a variety of network, hardware and software platforms using Internet tools and protocols, we will need to continuously modify and enhance our products to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively impacted.
Finally, our ability to grow is subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver a human capital management platform at lower prices, more efficiently or more conveniently, such technologies could adversely impact our ability to compete.
We may require additional capital to support business growth, and this capital may not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may seek additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
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
Generally, we recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years for our human capital management platform. As a result, a significant portion of the revenue we report in each quarter is generated from client agreements entered into during previous periods. Consequently, a decline in new subscriptions in any one quarter may not significantly impact our revenue and financial performance in that quarter, but will negatively affect our revenue, or rate of revenue growth and financial performance in future quarters.
In addition, if subscription agreements expire and are not renewed in the same quarter, our revenue and financial performance in that quarter and subsequent quarters will be negatively affected. However, the revenue impact may not be immediately reflected in our operating results to the extent there is an offsetting increase in revenue from services contracts performed in that same quarter.
Finally, we may be unable to adjust our fixed costs in response to reduced revenue. Accordingly, the effect of significant declines in sales and market acceptance of our products may not be reflected in our short-term operating results.

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
We have incurred losses since our inception. We experienced net losses of $66.8 million, $85.5 million, and $64.9 million in 2016, 2015 and 2014, respectively. At December 31, 2016, our accumulated deficit was $453.7 million and total stockholders’ equity was $27.0 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management and could result in the impairment or loss of portions of our intellectual property. If we fail to secure, protect and enforce our intellectual property rights, we may lose valuable assets, generate reduced revenue and incur costly litigation to protect our rights, which could seriously harm our brand and adversely impact our business.

We may be sued by third parties for alleged infringement of their proprietary rights or may find it necessary to enter into licensing arrangements with third parties to settle or forestall such claims, either of which could have a material adverse effect on our operating results and financial condition.
There is considerable patent and other intellectual property development activity in our industry. Our success depends in part upon our not infringing the intellectual property rights of others. However, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or, in some cases, our technology or products. From time to time, such third parties may claim that we are infringing their intellectual property rights, and we may actually be found to be infringing such rights. Moreover, we may be subject to claims of infringement with respect to technology that we acquire or license from third parties. The risk that we could be subject to infringement claims is increasing as the number of products and companies competing with our platform grows. Any claims or litigation could require the commitment of substantial time and resources and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or licensing payments, indemnify our clients, distributors or other third parties, modify or discontinue the sale of our products, or refund fees, any of which would deplete our resources and adversely impact our business. We have in the past obtained, and may in the future obtain, licenses from third parties to forestall or settle potential claims that our products and technology infringe the intellectual property rights of others. Discussions and negotiations with such third parties, whether successful or unsuccessful, could result in substantial costs and the diversion of management resources, either of which could seriously harm our business.
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
Our products are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. If we fail to comply with these U.S. export control laws and import laws, including U.S. Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our distributors fail to obtain appropriate import, export or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming and is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, the U.S. export control laws and economic sanctions laws prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our products from being shipped or provided to U.S. sanctions targets, our products and services could be shipped to those targets or provided by our distributors despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting or licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our clients’ ability to implement our products in those countries. Changes to our products or changes in export and import regulations may create delays in the introduction and sale of our products in international markets, prevent our clients with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential clients with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition and operating results.

We rely on various third-party consulting firms to deliver consulting services to our clients, and if these firms fail to deliver these services effectively, or if we are unable to maintain existing relationships or enter into new relationships, it could impact the timing of the recognition of the revenue associated with such services.
We rely on various third-party consulting firms to assist us in the successful implementation of our products and to optimize our clients' use of our products during the terms of their engagements. If these firms fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our results of operations may be adversely impacted. Also, unfavorable global economic conditions may hurt our providers, making them less effective or causing them to modify or cancel their relationships with us. If we are unable to maintain our existing relationships or enter into new ones, we would have to devote substantially more resources to delivering our consulting services, which could impact the timing of the recognition of the revenue associated with such services.
Our investment portfolio is subject to general credit, liquidity, counterparty, market and interest rate risks, any of which could impair the market value of our investments and harm our financial results.
At December 31, 2016, we had $83.3 million in cash and cash equivalents and $257.8 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. From time to time we may make direct investments in privately held companies. For example, since 2014, we have made strategic investments in a number of privately-held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
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
Our principal offices are located in Santa Monica, California, where we occupy approximately 108,000 square feet of office space under operating leases that expire in January 2019. We have additional established offices in Amsterdam, Netherlands; Auckland, New Zealand; Bangalore, India; Düsseldorf, Germany; Hong Kong; London, United Kingdom; Madrid, Spain; Mumbai, India; Munich, Germany; New Delhi, India; Paris, France; São Paulo, Brazil; Stockholm, Sweden; Sunnyvale, United States; Sydney, Australia; Tel Aviv, Israel; and Tokyo, Japan to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Item 3.	Legal Proceedings
From time to time, we are involved in a variety of claims, suits, investigations and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract and tort claims, labor and employment claims, tax and other matters. Although claims, suits, investigations and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period.

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

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
First Quarter	$34.15	$24.38	$37.48	$28.89
Second Quarter	43.08	32.92	35.91	27.83
Third Quarter	47.17	37.88	38.79	32.66
Fourth Quarter	45.88	31.55	36.48	30.63
Holders of Record
As of January 31, 2017 there were 22 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.

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
The following graph compares (i) the cumulative total stockholder return on our common stock from December 31, 2011 through December 31, 2016 with (ii) the cumulative total return of the NASDAQ Global Market Index and (iii) the NASDAQ Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2011 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND

	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Cornerstone OnDemand	$100.00	$161.90	$292.27	$192.98	$189.31	$231.96
NASDAQ Global Market Index	$100.00	$115.52	$192.75	$204.34	$204.31	$196.43
NASDAQ Computer & Data Processing Index	$100.00	$112.48	$148.41	$177.91	$189.02	$212.21
The comparisons shown in the graph and table above are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. See the disclosure in Part I, Item 1A. “Risk Factors.”
Equity Compensation Plan Information
The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
The statement of operations data for the three years ended December 31, 2016, 2015, and 2014 and the balance sheet data at December 31, 2016 and 2015, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the two years ended December 31, 2013 and 2012 and the balance sheet data at December 31, 2014, 2013 and 2012, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.
The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated statements of operations data:
Revenue	$423,124	$339,651	$263,568	$185,129	$117,914
Cost of revenue	135,752	109,864	77,684	53,548	34,591
Gross profit	287,372	229,787	185,884	131,581	83,323
Operating expenses:
Sales and marketing	225,631	207,026	162,552	109,737	73,563
Research and development	46,977	40,991	30,618	21,260	14,886
General and administrative	70,956	49,877	41,802	33,572	25,912
Amortization of certain acquired intangible assets	150	600	828	1,004	739
Total operating expenses	343,714	298,494	235,800	165,573	115,100
Loss from operations	(56,342)	(68,707)	(49,916)	(33,992)	(31,777)
Other income (expense):
Interest income (expense) and other income (expense), net	(9,288)	(15,628)	(14,128)	(6,562)	(402)
Loss before provision for income taxes	(65,630)	(84,335)	(64,044)	(40,554)	(32,179)
Income tax (provision) benefit	(1,207)	(1,181)	(855)	128	789
Net loss	$(66,837)	$(85,516)	$(64,899)	$(40,426)	$(31,390)
Net loss per share, basic and diluted	$(1.20)	$(1.58)	$(1.22)	$(0.79)	$(0.63)
Weighted average common shares outstanding, basic and diluted	55,595	54,171	53,267	51,427	49,929

	At December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$83,300	$107,691	$166,557	$109,583	$76,442
Property and equipment, net	23,962	27,021	21,424	14,436	7,947
Working capital, excluding deferred revenue	419,408	334,664	356,553	369,499	115,294
Total assets	623,629	561,545	505,655	451,355	171,834
Debt, current portion	—	—	351	519	916
Deferred revenue, current and non-current portion	282,332	252,139	191,336	138,822	92,252
Capital lease obligations, net of current portion	—	—	—	218	1,227
Debt, net of current portion	238,435	232,583	225,094	218,357	1,836
Total stockholders’ equity	26,963	7,822	35,502	52,895	46,648

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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

Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 29.9 million users across 2,918 clients in 191 countries and 42 different languages. We help organizations around the globe recruit, train and manage their employees.
Our human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Our focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
We work with clients across all geographies, verticals and market segments. Our clients include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations and small businesses. We sell our platform domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies and global system integrators.
Our enterprise human capital management platform is composed of four product suites:

•	Our Recruiting suite helps organizations to source and attract candidates, assess and select applicants, onboard new hires and manage the entire recruiting process;

•
Our Learning suite enables clients to manage training and development programs, knowledge sharing and collaboration among employees, track compliance requirements and support career development for employees;

•	Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management and succession planning; and

•	Our HR Administration suite supports employee records administration, organizational management, employee and manager self-service, workforce planning and compliance reporting.
Our clients can supplement the product suites with our state-of-the-art analytics capabilities to make more-informed decisions using data from across the platform for talent mobility, engagement and development so that HR and leadership can focus on strategic initiatives to help their organization succeed.
In addition to our enterprise human capital management platform, we offer Cornerstone Growth Edition, which is a cloud-based talent management solution with learning and performance suites targeted to organizations with 250 or fewer employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce and Cornerstone Growth Edition products in our client and user count metrics as they are not significant and we believe the client and user count metrics for our human capital management platform give a better indication of our overall performance.
We provide services to support our clients’ success from the implementation of our platform through configuration support, systems integration, business process re-engineering, change management consulting and training. Our Client Success team supports our clients’ ongoing optimization of their talent processes and use of our platform. In addition, our Cornerstone Edge solutions allow our clients and partners to more easily integrate with a growing marketplace of service providers. After the initial purchase of our platform, we continue to market and sell to our existing clients, who may renew their subscriptions, add additional products, broaden the deployment of the platform across their organizations and increase usage of the platform over time.
We generate most of our revenue from the sale of our products pursuant to multi-year client agreements. Client agreements for our human capital management platform typically have terms of three years. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We generally price our human capital management platform based on the number of products purchased and the permitted number of users with access to each product.
We sell our products through our direct sales teams and, to a lesser extent, indirectly through our distributors. We intend to continue to invest in our direct sales and distribution activities to address our market opportunity.
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $423.1 million for the year ended December 31, 2016 from $339.7 million for the same period in 2015.
We have historically experienced seasonality in terms of when we enter into client agreements. We usually sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we typically sign a large portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of procurement departments at our enterprise clients to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations. As the terms of most of our client agreements are full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we recognize subscription revenue over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new clients, invoice new clients, invoice existing clients for annual subscription periods and recognize revenue. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
We believe the market for human capital management remains large and underpenetrated, providing us with significant growth opportunities. We expect businesses and other organizations to continue to increase their spending on human capital management platforms in order to maximize the productivity of their employees, manage changing workforce demographics and ensure compliance with global regulatory requirements. Historically, many of these software solutions have been human resource applications running on hardware located on organizations’ premises. We have seen many of these organizations increasingly choose SaaS for their human capital management platform and we anticipate that trend will continue.
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we continue to improve the existing functionality for our products. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and service capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of our growth. While we expect to increase our level of investment in the business, we also expect that these increased levels of spending will drive improved profitability over time, and expect to obtain leverage in every expense category other than research and development, which we expect to remain flat, as a percentage of revenue.
Our operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control, including those described in the “Risk Factors” section of this Annual Report on Form 10-K. One or more of these factors may cause our operating results to vary widely. As such, we believe that our results of operations may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.
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

•
Annual dollar retention rate. We define annual dollar retention rate as the implied monthly recurring revenue under client agreements at the end of a fiscal year, divided by the implied monthly recurring revenue, for that same client base, at the beginning of the fiscal year and includes incremental sales up to but not exceeding the original renewal amount to the existing client base. This ratio does not reflect implied monthly recurring revenue for new clients added between the end of the prior fiscal year and the end of the current fiscal year. We define implied monthly recurring revenue as the total amount of minimum recurring revenue to which we have a contractual right under each of our client agreements over the entire term of the agreement, but excluding non-recurring support, consulting and maintenance fees, divided by the number of months in the term of the agreement. Implied monthly recurring revenue is substantially comprised of subscriptions to our enterprise human capital management platform. This ratio excludes the implied monthly recurring revenue from clients of our Cornerstone for Salesforce and Cornerstone Growth Edition products. Prior to 2013, this ratio did not include any incremental sales to the existing client base. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

•
Constant currency results. We present constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. Due to our legal and operating structure, our international revenues are favorably impacted as the United States dollar weakens relative to the British pound, and unfavorably impacted as the United States dollar strengthens relative to the British pound. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results. To present this information, current period results for entities reporting in British pounds are translated into United States dollars at the prior period exchange rates as opposed to the actual exchange rates in effect for the current period. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce and Cornerstone Growth Edition products.

•
Number of users. Since our clients generally pay fees based on the number of users of our products within their organizations, we believe the total number of users is an indicator of the growth of our business. Our user count includes active users for our enterprise human capital management platform and excludes users of our Cornerstone for Salesforce and Cornerstone Growth Edition products.

Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our platform is designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•
Subscriptions to Our Products. Clients pay subscription fees for access to our products and support for a specified period of time, typically three years for our human capital management platform. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements.

•
Professional Services and Other. We offer our clients assistance in implementing our products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. We generally recognize revenue from fixed fee professional services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

Our client agreements generally include both subscription to access our products and related professional services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our products; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, delivery of contracted professional services and on-going client support; payments to external service providers contracted to perform implementation services; depreciation of data centers; amortization of capitalized software costs; amortization of developed technology and software license rights; content and licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing professional services are significantly higher, as a percentage of revenue, than the costs associated with providing access to our products due to the labor costs to provide the consulting services. We expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
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

We intend to continue to invest in sales and marketing strategically to expand our business both domestically and internationally. We expect sales and marketing expenses, as a percentage of revenue, to decrease.

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

We have focused our research and development efforts on continuously improving our products. We believe that our research and development activities are efficient because we benefit from maintaining a single software code base for each of our products. We expect research and development expenses to increase proportionately with our business and expand our network infrastructure.

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead. We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue.

•
Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangible assets consists of amortization of acquisition-related intangibles for customer relationships, non-compete agreements, patents, trade names and trademarks.

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper in the years ended December 31, 2016, 2015 and 2014.

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
Revenue Recognition and Deferred Revenue
We recognize revenue when: (i) persuasive evidence of an arrangement for the sale of our products or professional services exists, (ii) our products have been made available or delivered, or our services have been performed, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The timing and amount we recognize as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. We consider that delivery of our software has commenced once we provide the client with log-in information to access and use our products. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the acceptance or performance criteria, as applicable. Our fees are fixed based on stated rates specified in each client agreement. We assess collectability based in part on an analysis of the creditworthiness of each client, as well as other relevant economic or financial factors. If we do not consider collection reasonably assured, we defer the revenue until the fees are actually collected. We record amounts that have been invoiced to our clients in accounts receivable and as either deferred revenue on our balance sheet or revenue on our statement of operations, depending on whether the revenue recognition criteria have been met.
The majority of our client arrangements include multiple deliverables, such as subscriptions to our products accompanied by professional services. Therefore, we recognize revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13. As our clients do not have the right to the underlying software code of our products, our revenue arrangements are outside the scope of software revenue recognition guidance.
For such arrangements, we first assess whether each deliverable has value to the client on a standalone basis. Our products have standalone value because once we give a client access, they are fully functional and do not require any additional development, modification or customization. Our professional services have standalone value because third-party service providers, distributors or our clients themselves can perform these services without our involvement. The professional services we provide are to assist clients with the configuration and integration of our products. The performance of these services does not require highly specialized individuals.
Based on the standalone value of our deliverables, and, since clients generally do not have a right of return with respect to the included professional services, we allocate revenue among the separate deliverables under the relative selling price method using the selling price hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverables arrangement to be based on, in descending order of preference, (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of fair value, or TPE, or (iii) management’s best estimate of the selling price, or BESP.
We are not generally able to determine VSOE or TPE for our deliverables because we sell them separately and within a sufficiently narrow price range only infrequently, and because we have determined that there are no third-party offerings reasonably comparable to our products. Accordingly, we determine the selling prices of subscriptions to our products, professional services and e-learning content based on BESP. In determining BESP for subscriptions to our products, we consider the size of client arrangements, as measured by number of users; whether the sales are made by our direct sales team or distributors; and whether the sales are to a domestic or an international client. We group sales of our products into multiple categories based on these criteria. We then compute an average selling price for each group. This average selling price represents our BESP for that type of client arrangement. For professional services, we analyze both bundled arrangements that include subscriptions to our products and professional services, as well as standalone purchases of different types of professional services made subsequent to the original subscription. For these professional services arrangements, we then examine the actual rate per hour we charge or, for fixed fee arrangements, the implied average rate per hour based on the fixed fee divided by the estimated hours to complete the service. The BESP is then the product of this average rate per hour and our estimate of the hours needed to complete the services. The amount we allocate to professional services generally does not exceed its contractual value, as the revenue for subscription to our products is delivered over a longer period of time and represents contingent consideration. This can result in higher allocations of the contractual value to subscriptions to our products over and above the relative fair value allocation based on this limitation. For e-learning content, we estimate BESP by reviewing fees for content in order to establish an average annual fee per user that reflects the cost we incur to acquire the related content from third-party providers. Additionally, we estimate BESP by reviewing fees for content-hosting by reviewing the selling price of gigabytes sold in order to establish a fee on a per user or bandwidth basis.
The determination of BESP for our deliverables as described above requires us to make significant estimates and judgments, including the comparability of different subscription arrangements and professional services and estimates of the hours required to complete various types of services. In addition, we consider other factors including:

•
Nature of the deliverables. For example, in categorizing our subscriptions into meaningful groupings for determining BESP, we consider the number and type of products the client purchased. For professional services, we consider the type of professional service and the estimated hours required to complete the service or average selling price for fixed fee services based on our historical experience.

•
Location of our clients. Our pricing is different for domestic and international clients, and therefore in determining BESP of subscriptions to our products, we evaluate domestic arrangements separately from international arrangements.

•
Market conditions and competitive landscape for the sale. Our pricing and discounting varies based on the economic environment and competition. We consider these factors in determining the grouping of comparable services and the periods over which we compare arrangements to compute the BESP.

•	Internal costs. Our pricing for professional services and e-learning content considers our internal costs to provide the professional services and the third-party purchase costs of e-learning content.

•
Size of the arrangement. Discounting generally increases as the relative size of an arrangement increases, and we take this into consideration in the grouping of our clients to determine BESP. Our discounting for multiple-deliverable arrangements varies based on the extent and type of the professional services and content included with the subscriptions in the arrangement.

We update our estimates of BESP on an ongoing basis through internal periodic reviews and as events and circumstances require, and we update our determination to use BESP on a periodic basis, including assessing whether we can determine VSOE or TPE.
After we determine the fair value of revenue allocable to each deliverable based on the relative selling price method, we recognize the revenue for each based on the type of deliverable. For subscriptions to our products, we recognize the revenue on a straight-line basis over the term of the client agreement, which is typically three years. For professional services, we generally recognize revenue using the proportional performance method over the period the services are performed.
In a limited number of cases, the client’s intended use of a product requires enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the enhancements have been made to the product through the remaining term of the agreement. In other cases where the enhancement is not required for the client’s intended use, revenue is recognized separately for the enhancement and the product. The enhancement revenue is recognized based on the allocated value on a straight-line basis once the enhancement has been made to the product.
For arrangements in which we resell third-party e-learning content to our clients or host client or third-party e-learning content provided by the client, we recognize revenue in accordance with accounting guidance as to when to report gross revenue as a principal and when to report net revenue as an agent. We recognize e-learning content revenue in the gross amount that we invoice our client when: (i) we are the primary obligor, (ii) we have latitude to establish the price charged and (iii) we bear the credit risk in the transaction. For arrangements involving our sale of e-learning content, we charge our clients for the content based on pay-per-use or a fixed rate for a specified number of users and recognize the gross amount invoiced as revenue as the content is delivered. For arrangements where clients purchase e-learning content directly from a third-party, or provide it themselves, and we integrate the content into our products, we charge a hosting fee. In such cases, we recognize the amount invoiced for hosting as the content is delivered, excluding any portion we invoice that is attributable to fees the third-party charges for the content.
Commission Expense
We defer commissions paid to our sales force because these amounts are recoverable from future revenue due to the non-cancelable client agreements that give rise to the commissions. We defer expense recognition upon payment and amortize expense to sales and marketing expenses over the term of the client agreement in proportion to the revenue that is recognized. Commissions are direct and incremental costs of our client agreements and we generally commence payment of commissions within 45 to 75 days after the execution of client agreements.
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
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted within each of the last three years:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.4%	1.8%	1.9%
Expected term (in years)	5.8	6.0	6.0
Estimated dividend yield	—%	—%	—%
Estimated volatility	48.8%	41.8%	49.9%

Once we have determined the estimated fair value of our stock-based awards, we recognize the portion of that value that corresponds to the portion of the award that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the straight-line method for awards which contain only service conditions, and using the graded vesting method based upon the probability of the performance condition being met for awards which contain performance conditions. We estimate forfeitures based upon our historical experience and, for each period, we review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.
In addition, we have issued performance-based restricted stock units that vest based upon continued service through the vesting term and achievement of certain market conditions and performance goals, and others that vest based upon continued service through the vesting term and achievement of certain market conditions or performance goals, established by the Board of Directors, for a predetermined period. The fair value of the performance-based awards containing a market condition are determined using a Monte-Carlo simulation model that factors in the probability of the award vesting. The fair value of the performance-based awards containing only a service and performance condition are determined based upon the closing price of our common stock on the date of the grant. For performance-based awards, the fair value is not determined until all of the terms and conditions of the award are established.
We account for stock-based compensation for our 2010 Employee Stock Purchase Plan (“ESPP”) by recording compensation expense based on the awards’ estimated fair value. The fair value of each stock purchase right granted under the ESPP was estimated on the date of grant using the Black-Scholes option-pricing model and this value is recognized on a straight-line basis over the offering period.
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for the ESPP:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.6%	0.3%	n/a
Expected term (in years)	0.5	0.5	n/a
Estimated dividend yield	—%	—%	n/a
Estimated volatility	37.6%	33.5%	n/a
As of December 31, 2016, we had approximately $19.9 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, relating to stock options that we expect to recognize over a weighted-average period of approximately 1.5 years. Unrecognized compensation expense related to nonvested restricted stock units was $91.6 million at December 31, 2016, which is expected to be recognized as expense over the weighted-average period of 2.9 years. Additionally, during 2014, we granted certain performance-based restricted stock units. Unrecognized compensation expense related to performance-based restricted stock units was $3.3 million at December 31, 2016, which is expected to be recognized as expense over the weighted-average period of 1.5 years. The amount of compensation cost relating to performance awards may change in future periods to the extent that another target level becomes probable of achievement.
Stock-based compensation expense is expected to increase in 2017 compared to 2016 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
Allowance for Doubtful Accounts
On a quarterly basis we evaluate the need to establish an allowance for doubtful accounts, by analyzing our clients’ creditworthiness. Our evaluation and analysis includes specific identification and review of all outstanding accounts receivable balances, review of our historical collection experience with each client, and consideration of overall economic conditions, as well as of any specific facts and circumstances that may indicate that a specific client receivable is not collectible. We make judgments as to our ability to collect outstanding receivables and establish an allowance when collection becomes doubtful. At December 31, 2016 and 2015, our allowance for doubtful accounts was $3.5 million and $2.6 million, respectively, based on our evaluation and analysis. If our future actual collections are lower than expected, our cash flows and future results of operations could be negatively impacted.

Capitalized Software Costs
We capitalize the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of our products, when the preliminary project stage is completed, management has decided to make the project a part of a future offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with, and who devote time to, internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to our products are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over the estimated useful life of the software of typically three years, commencing when the software is ready for its intended use.
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
Consistent with our impairment analysis at December 31, 2015, we had one reporting unit for purposes of the impairment analysis as of December 31, 2016. Based on the results of the annual impairment test, the fair value of the reporting unit exceeded its carrying value by a significant amount, and therefore no impairment of goodwill existed at December 31, 2016.
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
We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in the years ended December 31, 2016 and 2015.
Investments in Marketable Securities
Our available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If we determine that an other-than-temporary decline has occurred for debt securities that we do not then currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2016, we had $257.8 million of investments in marketable securities.
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

	Year Ended December 31,
	2016	2015	2014
Revenue	$423,124	$339,651	$263,568
Cost of revenue	135,752	109,864	77,684
Gross profit	287,372	229,787	185,884
Operating expenses:
Sales and marketing	225,631	207,026	162,552
Research and development	46,977	40,991	30,618
General and administrative	70,956	49,877	41,802
Amortization of certain acquired intangibles	150	600	828
Total operating expenses	343,714	298,494	235,800
Loss from operations	(56,342)	(68,707)	(49,916)
Other income (expense):
Interest income	1,702	894	720
Interest expense	(12,924)	(12,506)	(12,157)
Other, net	1,934	(4,016)	(2,691)
Other income (expense), net	(9,288)	(15,628)	(14,128)
Loss before income tax provision	(65,630)	(84,335)	(64,044)
Income tax provision	(1,207)	(1,181)	(855)
Net loss	$(66,837)	$(85,516)	$(64,899)

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Year Ended December 31,
	2016	2015	2014
Revenue (in thousands)	$423,124	$339,651	$263,568
Billings (in thousands)	$453,317	$400,454	$316,082
Annual dollar retention rate	95.1%	95.4%	93.7%
Number of clients	2,918	2,595	2,153
Number of users (in millions)	29.9	23.8	18.1
Revenue increased $83.5 million, or 25%, in 2016 when compared to 2015. Revenue growth on a constant currency basis increased 29% in 2016 when compared to 2015. Revenue increased $76.1 million, or 29%, in 2015 when compared to 2014. Revenue growth on a constant currency basis increased 32% in 2015 when compared to 2014. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the mix of subscription and professional services revenue, the timing of delivery of our professional services revenue, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.

The rate at which revenue increased year over year declined in 2016, from 29% in 2015 to 25% in 2016, which was mainly attributable to the decline in the British Pound to U.S. Dollar currency exchange rate during the year. Our growth rate can depend on a variety of factors, such as new clients, the size, volume and complexity of our agreements with our customers, our ability to work with our customers to implement and deliver our products, our ability to upsell and renew our existing customers, the success of our alliance and partnership arrangements, and the expansion of our business through emerging markets.
The following table sets forth our sources of revenue for 2016 and 2015. Prior to 2015 we did not separately quantify and evaluate the mix of revenue between subscription and professional services. (dollars in thousands):

	At or For Year Ended December 31,
	2016	2015	2014
Subscription revenue	$339,756	$270,093	n/a
Percentage of subscription revenue to total revenue	80.3%	79.5%	n/a
Professional services revenue	$83,368	$69,558	n/a
Percentage of professional services to total revenue	19.7%	20.5%	n/a
	$423,124	$339,651
Subscription revenue increased by $69.7 million in 2016. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients. Professional services revenue increased by $13.8 million in 2016. The increase was primarily due to higher demand for professional services from an increased number of clients at the top end of the market, who generally experience a higher mix of services relative to the total deal size.
The following table sets forth our revenue based on the location of our clients for each of the periods indicated (dollar amounts in thousands):

	At or For Year Ended December 31,
	2016	2015	2014
Revenue for United States	$284,657	$228,724	$180,834
Percentage of total revenue for United States	67.3%	67.3%	68.6%
Revenue for all other countries	$138,467	$110,927	$82,734
Percentage of total revenue for all other countries	32.7%	32.7%	31.4%
	$423,124	$339,651	$263,568
Billings increased $52.9 million, or 13% in 2016, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2015. Billings growth on a constant currency basis increased 20% in 2016. Billings increased $84.4 million, or 27% in 2015, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2014. Billings growth on a constant currency basis increased 29% in 2015. The growth rates for revenue and billings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, fluctuations in foreign exchange rates, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of professional services revenue generally on a proportional performance basis over the period the services are performed.
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

The following table presents a reconciliation of revenue to billings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Year Ended December 31, 2016
Revenue		$423,124
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at December 31, 2016	282,332
Change in deferred revenue		30,193
Billings		$453,317
	Deferred Revenue Balance	Year Ended December 31, 2015
Revenue		$339,651
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at December 31, 2015	252,139
Change in deferred revenue		60,803
Billings		$400,454
	Deferred Revenue Balance	Year Ended December 31, 2014
Revenue		$263,568
Deferred revenue at December 31, 2013	$138,822
Deferred revenue at December 31, 2014	191,336
Change in deferred revenue		52,514
Billings		$316,082
We believe our revenue and billings growth is a result of our continued investment in and development of our direct sales team. We believe these investments have enabled us to achieve greater sales coverage and better sales execution. In addition, we have increased our marketing activities which we believe has improved brand awareness and created higher demand for our products. We have also continued to enhance our human capital management platform, which we believe has encouraged existing clients to buy multiple products with their initial purchase and add additional products and users over the term of their agreement.
In 2016, our number of clients grew 12% and our number of users increased 26%.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Cost of revenue	$135,752	$109,864	$77,684
Gross profit	$287,372	$229,787	$185,884
Gross margin	67.9%	67.7%	70.5%
Cost of revenue increased $25.9 million, or 24%, in 2016 as compared to 2015. The increase in cost of revenue is consistent with the increase in revenue. The increase in cost of revenue was primarily due to $12.1 million in increased costs related to outsourced consulting services, $4.1 million in increased amortization of capitalized software, $3.8 million in increased employee-related costs due to higher headcount, $1.5 million in increased third-party content costs and $1.1 million in increased reseller and referral fees. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients. We expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.

Cost of revenue increased $32.2 million, or 41%, in 2015 as compared to 2014. The increase in cost of revenue was primarily due to $8.5 million in increased costs related to outsourced consulting services, $7.3 million in increased amortization of software obtained through the acquisition of Evolv, $5.8 million in increased employee-related costs due to higher headcount, $2.8 million in increased amortization of capitalized software, $1.5 million in increased reseller and referral fees, and $1.3 million in increased third-party content costs. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients.
The following table presents our estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years for finite-lived intangible assets that existed at December 31, 2016 (in thousands):

2017	$7,421
Total	$7,421
Sales and Marketing

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Sales and marketing	$225,631	$207,026	$162,552
Percent of revenue	53.3%	61.0%	61.7%
Sales and marketing expenses increased $18.6 million, or 9%, in 2016 as compared to 2015. The increase was attributable to increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. To support our operational excellence initiative we are continuing to invest in automation process improvements, change management and more effective utilization of our personnel. Total sales and marketing headcount contributed to an increase in employee-related costs of $16.2 million. As a percentage of revenue, sales and marketing expense decreased by approximately eight percentage points, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity. We expect sales and marketing expenses, as a percentage of revenue, to continue to decrease as we gain sales efficiency throughout the various sales teams.
Sales and marketing expenses increased $44.5 million, or 27%, in 2015 as compared to 2014. The increase was attributable to the expansion of our sales force as well as increased sales commissions and increases in marketing programs to address additional opportunities in new and existing markets. Total sales and marketing headcount contributed to an increase in employee-related costs of $34.1 million. In addition, we incurred increased costs associated with outsourced marketing programs and events of $4.5 million, overhead costs, such as rent, IT costs, and depreciation and amortization, of $3.4 million, and increased travel costs associated with our direct sales teams of $1.6 million.
Research and Development

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Research and development	$46,977	$40,991	$30,618
Percent of revenue	11.1%	12.1%	11.6%
Research and development expenses increased $6.0 million, or 15%, in 2016 as compared to 2015. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. We continue to develop and release new products and new features within existing products. As a result, we incurred increased employee-related costs of $4.3 million. We expect research and development expenses to increase proportionately with revenues to continue to build our network infrastructure.

Research and development expenses increased $10.4 million, or 34%, in 2015 as compared to 2014. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. We continue to develop and release new products and new features within existing products. As a result, we incurred increased employee-related costs of $9.0 million.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $20.9 million, $16.5 million and $11.4 million of software development costs and amortized $13.2 million, $9.1 million and $6.3 million in 2016, 2015 and 2014, respectively.
General and Administrative

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
General and administrative	$70,956	$49,877	$41,802
Percent of revenue	16.8%	14.7%	15.9%
General and administrative expenses increased $21.1 million, or 42%, in 2016 as compared to 2015. The increase was largely driven by higher costs to support our growing business, reallocation of resources to this cost category and incremental spend to support our operational excellence initiatives which we expect to result in future margin improvements. We incurred increased employee-related costs of $16.8 million as a result of increased headcount and stock-based compensation awards. We expect our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue.
General and administrative expenses increased $8.1 million, or 19%, in 2015 as compared to 2014. The increase was driven by higher costs to support our growing business. We incurred increased employee-related costs of $5.2 million as a result of increased headcount and stock-based compensation awards.
Amortization of certain acquired intangible assets

	Year Ended December 31,
	2016	2015	2014
	(dollars in thousands)
Amortization of certain acquired intangible assets	$150	$600	$828
Amortization of certain acquired intangible assets decreased $0.5 million in 2016 due to the acquired intangible assets being fully amortized.
Other Income (Expense)

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Interest income	$1,702	$894	$720
Interest expense	(12,924)	(12,506)	(12,157)
Other, net	1,934	(4,016)	(2,691)
Other income (expense), net	$(9,288)	$(15,628)	$(14,128)
Interest income in 2016 increased by $0.8 million due to the increase in interest income earned on the purchase of investment securities, net of purchased premium amortization.
Interest expense in 2016 increased $0.4 million due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.

Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the years ended December 31, 2016, 2015 and 2014, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Income tax provision	$(1,207)	$(1,181)	$(855)
We have recorded a full valuation allowance against our United States, United Kingdom and New Zealand net deferred tax assets and therefore have not recorded a provision or benefit for income taxes for any of the years presented, other than provisions for certain foreign and state current income taxes.
Liquidity and Capital Resources
At December 31, 2016, our principal sources of liquidity were $83.3 million of cash and cash equivalents, investments in marketable securities of $257.8 million, and $136.7 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted.
We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our products. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. Although we are not currently a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2016	2015	2014
Net cash provided by operating activities	$35,252	$43,796	$33,009
Net cash (used in) provided by investing activities	(81,638)	(110,939)	15,005
Net cash provided by financing activities	23,515	11,005	10,840
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $35.3 million in 2016, compared to $43.8 million in 2015. The decrease in operating cash flow was primarily due to working capital changes in 2016 when compared to 2015, partially offset by improved profitability.

Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce. We invest our excess cash in investment securities. Since 2014, we made multiple strategic investments in various privately-held companies. In November of 2014 we purchased the privately held company, Evolv Inc. As our business grows, we expect our investment activity to continue to increase.
Cash used in investing activities was $81.6 million in 2016, compared to $110.9 million in 2015. The decrease in cash used for investing activities was primarily due to the timing of maturities and purchases of our investments. As the investments mature and result in excess cash, we will purchase additional investments depending on our cash balance, cash requirements and investment opportunities. Additionally, our capital expenditures decreased in the year ended December 31, 2016, as we spent $8.6 million to upgrade our data infrastructure in the year ended December 31, 2015. We expect capital expenditures, as a percentage of revenue, to be approximately two percent in 2017.
Cash provided by financing activities was $23.5 million in 2016, compared to $11.0 million in 2015. The increase in financing cash flows was due to an increase in proceeds from employee stock awards, which includes proceeds from option exercises and cash received for the purchase of shares under our ESPP.
Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, leases for our office space, a sponsorship agreement with a professional sports franchise, contractual commitments for professional service projects and third party consulting firms. The following table summarizes our contractual obligations at December 31, 2016 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations including interest	$260,590	$3,795	$256,795	$—	$—
Operating lease obligations	15,960	8,555	7,258	147	—
Software subscription obligations	3,935	1,289	2,646
Sponsorship agreements	4,150	2,725	1,425	—	—
Other contractual obligations(1)	29,779	18,579	11,200	—	—
	$314,414	$34,943	$279,324	$147	$—
(1) Other contractual obligations include agreements with various third party service providers whereby we have committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for our clients.
At December 31, 2016, liabilities for unrecognized tax benefits of $0.4 million, which are attributable to foreign income taxes and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
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
During 2015, we amended a standby letter of credit in association with a building lease. In addition, we maintain standby letters of credit in association with other contractual arrangements. The total amount outstanding is $2.1 million at December 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Interest Rate Risk
At December 31, 2016, we had cash and cash equivalents of $83.3 million and investments of $257.8 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.7 million reduction on the fair market value of our portfolio as of December 31, 2016. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily Euros and British Pounds. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies, and operating expenses denominated in Australia, Brazil, Canada, China, Hong Kong, India, Israel, Japan and New Zealand. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue and operating expenses denominated in currencies other than the U.S. Dollar primarily flow through subsidiaries with functional currencies of the British Pound and Euro. This is an update from our previous structure where most of the non U.S Dollar denominated contracts flowed through an entity with the British Pound functional currency. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2016, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $22.5 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows present fairly, in all material respects, the financial position of Cornerstone OnDemand, Inc. and its subsidiaries at December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 24, 2017

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2016	December 31, 2015
Assets
Cash and cash equivalents	$83,300	$107,691
Short-term investments	218,791	136,841
Accounts receivable, net	136,657	104,686
Deferred commissions	36,298	35,910
Prepaid expenses and other current assets	18,467	15,297
Total current assets	493,513	400,425
Capitalized software development costs, net	30,683	23,089
Property and equipment, net	23,962	27,021
Long-term investments	41,046	64,247
Intangible assets, net	7,421	16,713
Goodwill	25,894	25,894
Other assets, net	1,110	878
Total Assets	$623,629	$558,267
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$24,392	$18,954
Accrued expenses	47,619	44,111
Deferred revenue, current portion	272,206	237,679
Capital lease obligations, current portion	—	33
Other liabilities	2,094	2,663
Total current liabilities	346,311	303,440
Convertible notes, net	238,435	229,305
Other liabilities, non-current	1,794	3,240
Deferred revenue, net of current portion	10,126	14,460
Total liabilities	596,666	550,445
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 56,516 and 54,704 shares issued and outstanding at December 31, 2016 and 2015, respectively	6	5
Additional paid-in capital	476,230	394,089
Accumulated deficit	(453,719)	(386,882)
Accumulated other comprehensive income	4,446	610
Total stockholders’ equity	26,963	7,822
Total Liabilities and Stockholders’ Equity	$623,629	$558,267
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2016	2015	2014
Revenue	$423,124	$339,651	$263,568
Cost of revenue	135,752	109,864	77,684
Gross profit	287,372	229,787	185,884
Operating expenses:
Sales and marketing	225,631	207,026	162,552
Research and development	46,977	40,991	30,618
General and administrative	70,956	49,877	41,802
Amortization of certain acquired intangible assets	150	600	828
Total operating expenses	343,714	298,494	235,800
Loss from operations	(56,342)	(68,707)	(49,916)
Other income (expense):
Interest income	1,702	894	720
Interest expense	(12,924)	(12,506)	(12,157)
Other, net	1,934	(4,016)	(2,691)
Other income (expense), net	(9,288)	(15,628)	(14,128)
Loss before income tax provision	(65,630)	(84,335)	(64,044)
Income tax provision	(1,207)	(1,181)	(855)
Net loss	$(66,837)	$(85,516)	$(64,899)
Net loss per share, basic and diluted	$(1.20)	$(1.58)	$(1.22)
Weighted average common shares outstanding, basic and diluted	55,595	54,171	53,267
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Net loss	$(66,837)	$(85,516)	$(64,899)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,748	686	308
Net change in unrealized gains (losses) on investments	88	(247)	(187)
Other comprehensive income, net of tax	3,836	439	121
Total comprehensive loss	$(63,001)	$(85,077)	$(64,778)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2013	52,470	$5	$289,307	$(236,467)	$50	$52,895
Issuance of common stock upon the exercise of options	1,154	—	12,142	—	—	12,142
Vesting of restricted stock units	202	—	—	—	—	—
Stock-based compensation	—	—	35,243	—	—	35,243
Net loss	—	—	—	(64,899)	—	(64,899)
Other comprehensive income, net of tax	—	—	—	—	121	121
Balance as of December 31, 2014	53,826	$5	$336,692	$(301,366)	$171	$35,502
Issuance of common stock upon the exercise of options	565	—	8,448	—	—	8,448
Vesting of restricted stock units	200	—	—	—	—	—
Shares issued under employee stock purchase plan	113	—	3,035	—	—	3,035
Stock-based compensation	—	—	45,914	—	—	45,914
Net loss	—	—	—	(85,516)	—	(85,516)
Other comprehensive income, net of tax	—	—	—	—	439	439
Balance as of December 31, 2015	54,704	$5	$394,089	$(386,882)	$610	$7,822
Issuance of common stock upon the exercise of options	978	1	18,904	—	—	18,905
Vesting of restricted stock units	699	—	—	—	—	—
Shares issued under employee stock purchase plan	135	—	4,286	—	—	4,286
Stock-based compensation	—	—	58,951	—	—	58,951
Net loss	—	—	—	(66,837)	—	(66,837)
Other comprehensive income, net of tax	—	—	—	—	3,836	3,836
Balance as of December 31, 2016	56,516	$6	$476,230	$(453,719)	$4,446	$26,963
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(66,837)	$(85,516)	$(64,899)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	32,392	27,512	15,086
Accretion of debt discount and amortization of debt issuance costs	9,130	8,691	8,274
Purchased investment premium, net of amortization	240	262	816
Net foreign currency (gain) loss	(7)	1,584	1,656
Stock-based compensation expense	54,699	43,081	33,680
Deferred income taxes	(736)	(105)	(7)
Changes in operating assets and liabilities:
Accounts receivable	(38,092)	(21,837)	(18,674)
Deferred commissions	(2,543)	(10,296)	(10,097)
Prepaid expenses and other assets	(3,623)	(2,575)	1,245
Accounts payable	5,939	4,444	4,562
Accrued expenses	3,727	14,724	6,446
Deferred revenue	43,379	64,774	55,216
Other liabilities	(2,416)	(947)	(295)
Net cash provided by operating activities	35,252	43,796	33,009
Cash flows from investing activities:
Purchases of investments	(210,534)	(220,383)	(124,191)
Maturities of investments	151,533	138,360	203,078
Capital expenditures	(6,228)	(15,633)	(11,025)
Capitalized software costs	(16,409)	(13,283)	(9,529)
Cash paid for acquisition, net of cash acquired	—	—	(43,328)
Net cash (used in) provided by investing activities	(81,638)	(110,939)	15,005
Cash flows from financing activities:
Repayment of debt	—	(352)	(559)
Principal payments under capital lease obligations	(33)	(202)	(886)
Proceeds from employee stock plans	23,548	11,559	12,285
Net cash provided by financing activities	23,515	11,005	10,840
Effect of exchange rate changes on cash and cash equivalents	(1,520)	(2,728)	(1,880)
Net (decrease) increase in cash and cash equivalents	(24,391)	(58,866)	56,974
Cash and cash equivalents at beginning of period	107,691	166,557	109,583
Cash and cash equivalents at end of period	$83,300	$107,691	$166,557
Supplemental cash flow information:
Cash paid for interest	$3,796	$1,915	$3,880
Cash paid for income taxes	$2,334	$1,520	$546
Proceeds from employee stock plans received in advance of stock issuance	489	193	—
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$2,080	$705	$2,925
Capitalized stock-based compensation	$4,252	$2,833	$1,563
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Company Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.
The Company is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). The Company is one of the world’s largest cloud computing companies. Its human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Its focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success. The Company helps organizations around the globe recruit, train and manage their employees.
The Company works with clients across all geographies, verticals and market segments. Its Recruiting, Learning, Performance and HR Administration suites help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting reviews, competency management and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the platform for talent mobility, engagement and development so that HR and leadership can focus on strategic initiatives to help their organization succeed.
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to the Company’s chief executive officer, who is the Company’s chief operating decision maker.
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Amsterdam, Netherlands; Auckland, New Zealand; Bangalore, India; Düsseldorf, Germany; Hong Kong; London, United Kingdom; Madrid, Spain; Mumbai, India; Munich, Germany; New Delhi, India; Paris, France; São Paulo, Brazil; Stockholm, Sweden; Sunnyvale, United States; Sydney, Australia; Tel Aviv, Israel; and Tokyo, Japan.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America (“GAAP”), and include the accounts of Cornerstone OnDemand, Inc., and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
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
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. Transaction costs were $1.3 million for the year ended December 31, 2014. There were no transaction costs for the years ended December 31, 2016 and 2015.
Revenue Recognition
The Company derives its revenue from the following sources:

•
Subscriptions to the Company’s products—Clients pay subscription fees for access to the Company’s products and support for a specified period of time, typically three years for the Company’s human capital management platform. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. The Company generally recognizes revenue from subscriptions ratably over the term of the agreements.

•
Professional services and other—The Company offers its clients assistance in implementing its products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management, and training services. Services are billed either on a time-and-material or a fixed-fee basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. The Company generally recognizes revenue from fixed fee professional services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

The Company recognizes revenue when: (i) persuasive evidence of an arrangement for the sale of the Company’s products or professional services exists, (ii) the products have been made available or delivered, or services have been performed, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured. The timing and amount the Company recognizes as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. The Company considers that delivery of a product has commenced once it provides the client with log-in information to access and use the product. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the non-standard acceptance or performance criteria, as applicable. Standard acceptance or performance clauses relate to the Company’s products meeting certain perfunctory operating thresholds. Fees are fixed based on stated rates specified in the client agreement. If collectability is not considered reasonably assured, revenue is deferred until the fees are collected. The majority of client arrangements include multiple deliverables, such as subscriptions to the Company’s software products and professional services. The Company therefore recognizes revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13. As clients do not have the right to the underlying software code for the products, the Company’s revenue arrangements are outside the scope of software revenue recognition guidance. The Company’s agreements generally do not contain any cancellation or refund provisions other than in the event of the Company’s default.

For multiple-deliverable revenue arrangements, the Company first assesses whether each deliverable has value to the client on a standalone basis. The Company has determined that the products have standalone value, because, once access is given to a client, the products are fully functional and do not require any additional development, modification or customization. Professional services have standalone value because third-party service providers, distributors or clients themselves can perform these services without the Company’s involvement. The professional services assist clients with the configuration and integration of the Company’s products. The performance of these services generally does not require highly specialized or skilled individuals and are not essential to the functionality of the products.
Based on the standalone value of the deliverables, and since clients do not have a general right of return relative to the included professional services, the Company allocates revenue among the separate deliverables in an arrangement under the relative selling price method using the selling price hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverable arrangement to be based on, in descending order: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence of fair value (“TPE”) or (iii) management’s best estimate of the selling price (“BESP”).
The Company is generally not able to determine VSOE or TPE for its deliverables, because the deliverables are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s products. Accordingly, total contract values are allocated to subscriptions to the products and professional services based on BESP. However, the amounts allocated to professional services generally do not exceed the contractually stated values of the professional services, as the revenue for subscriptions to the Company’s products is delivered over a longer period of time and is contingent upon delivery. This can result in higher allocations of the total contract value to subscriptions to the Company’s products over and above the relative selling price allocation based on this contingent revenue limitation. The determination of BESP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature of the deliverables themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The Company updates its estimates of BESP on an ongoing basis through internal periodic reviews and as events and as circumstances may require.
After the contract value is allocated to each deliverable in a multiple deliverable arrangement based on the relative selling price method, revenue is recognized for each deliverable based on the pattern in which the revenue is earned. For subscriptions to the products, revenue is recognized on a straight-line basis over the subscription term, which is typically three years. For professional services, revenue is recognized using the proportional performance method over the period the services are performed. For e-learning content and hosting, revenue is recognized ratably over the period the content is delivered or hosting service is provided.
In a limited number of cases, the client’s intended use of a product requires enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the enhancements have been made to the product, through the remaining term of the agreement. In other cases where the enhancement is not required for the client’s intended use, revenue is recognized separately for the enhancement and the product. The enhancement revenue is recognized based on the allocated value on a straight-line basis once the enhancement has been made to the product.
For arrangements in which the Company resells third-party e-learning training content to clients or hosts client or third-party e-learning training content provided by the client, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. The Company recognizes third-party content revenue at the gross amount invoiced to clients when (i) the Company is the primary obligor, (ii) the Company has latitude to establish the price charged, and (iii) the Company bears the credit risk in the transaction. For arrangements involving the sale of third-party content, clients are charged for the content based on pay-per-use or a fixed rate for a specified number of users, and revenue is recognized at the gross amount invoiced as the content is delivered. For arrangements where clients purchase third-party content directly from a third-party vendor, or provide it themselves, and the Company integrates the content into a product, the Company charges a fee per user or fee based on estimated bandwidth. In such cases, the fees are recognized at the net amount charged by the Company for hosting services as the content is delivered.
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

Cost of Revenue
Cost of revenue consists primarily of costs related to hosting the Company’s products; personnel and related expenses, including stock-based compensation, and related expenses for network infrastructure, IT support, delivery of contracted professional services and on-going client support staff; payments to external service providers contracted to perform implementation services; depreciation of data centers; amortization of capitalized software costs; amortization of developed technology software license rights; content and licensing fees; and referral fees. In addition, the Company allocates a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. Costs associated with providing professional services are recognized as incurred when the services are performed. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the client and are accounted for as both revenue and expense in the period in which the cost is incurred.
Commission Payments
The Company defers commissions paid to its sales force and related payroll taxes because these amounts are recoverable from the future revenue due to the non-cancelable client agreements that gave rise to the commissions. Commissions are deferred on the balance sheet and are recognized as sales and marketing expense over the term of the client agreement in proportion to the revenue that is recognized. Commissions are considered direct and incremental costs to client agreements and the Company generally commences payment of commissions within 45 to 75 days after execution of client agreements.
During the years ended December 31, 2016, 2015, and 2014, the Company deferred $33.3 million, $42.0 million and $31.7 million, respectively, of commissions on the balance sheet. During the years ended December 31, 2016, 2015 and 2014, the Company recognized $33.0 million, $32.3 million and $22.1 million in commissions expense to sales and marketing expense, respectively. As of December 31, 2016 and 2015, deferred commissions on the Company’s consolidated balance sheets totaled $36.3 million and $35.9 million, respectively.
Research and Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred. The Company’s research and development expenses were $47.0 million in 2016, $41.0 million in 2015 and $30.6 million in 2014.
Advertising
Advertising expenses for 2016, 2015, and 2014 were $6.6 million, $5.4 million, and $3.7 million, respectively, and are expensed as incurred.
Stock-Based Compensation
The Company accounts for stock-based awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair values. The Company grants stock options and restricted stock units that vest over time based on the continuing employment of the employee, as well as restricted stock units that vest based on meeting certain performance targets.
The Company estimates the fair value of its restricted stock units based on the closing price of its common stock as of the date of grant. The Company estimates the fair value of its stock options as of the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires judgment, including estimating (i) the value per share of our common stock, (ii) volatility, (iii) the term of the awards, (iv) the dividend yield and (v) the risk-free interest rate. The assumptions used in calculating the fair value of stock based awards represent the Company’s best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.
The Company uses the average volatility of similar publicly traded companies as an estimate for volatility. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock option exercises for the Company, it applies a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on the United States Treasury yield curve in effect during the period the award was granted. The estimated dividend yield is zero, as the Company has not declared, and does not currently intend to declare dividends in the foreseeable future.
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted during each of the last three years:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	1.4%	1.8%	1.9%
Expected term (in years)	5.8	6.0	6.0
Estimated dividend yield	—%	—%	—%
Estimated volatility	48.8%	41.8%	49.9%
Once the Company has determined the estimated fair value of its stock-based awards, it recognizes the portion of that value that corresponds to the portion of the award that is ultimately expected to vest, taking estimated forfeitures into account. This amount is recognized as an expense over the vesting period of the award using the straight-line method for awards which contain only service conditions, and using the graded vesting method based upon the probability of the performance condition being met for awards which contain performance conditions. The Company estimates forfeitures based upon its historical experience and for each period, the Company reviews the estimated forfeiture rate and makes changes as factors affecting the forfeiture rate calculations and assumptions change.
In addition, the Company has issued performance-based restricted stock units that vest based upon continued service over the vesting term, and achievement of certain market conditions and performance goals, and others that vest based upon continued service over the vesting term and achievement of certain market conditions or performance goals, established by the Board of Directors, for a predetermined period. The fair value of the performance-based awards containing a market condition are determined using a Monte-Carlo simulation model that factors in the probability of the award vesting. The Company recognizes the fair value of stock-based compensation for awards which contain market-based conditions using the graded vesting method regardless of whether the market based condition is met. The fair value of the performance-based awards containing only a service and performance condition are determined based upon the closing price of the Company’s common stock on the date of the grant and the Company recognizes the fair value of awards containing a performance condition only if it is probable the performance condition will be met. For all performance-based awards, the fair value is not determined until all of the terms and conditions of the award are established.
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
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for the ESPP:

	For the Years Ended December 31,
	2016	2015	2014
Risk-free interest rate	0.6%	0.3%	n/a
Expected term (in years)	0.5	0.5	n/a
Estimated dividend yield	—%	—%	n/a
Estimated volatility	37.6%	33.5%	n/a
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any significant tax benefit attributable to stock-based compensation expense as of December 31, 2016 and 2015.
Capitalized Software Costs
The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of its products, when the preliminary project stage is completed, management has decided to make the project a part of its future offering, and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to the products are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software, which is typically three years, commencing when the software is ready for its intended use. The Company does not transfer ownership of, or lease its software to its clients.
During the years ended December 31, 2016, 2015 and 2014, the Company capitalized $20.9 million, $16.5 million and $11.4 million, respectively, of software development costs to the balance sheet. During the years ended December 31, 2016, 2015 and 2014, the Company amortized $13.2 million, $9.1 million and $6.3 million to cost of revenue, respectively. Based on the Company’s capitalized software costs at December 31, 2016, estimated amortization expense of $14.8 million, $10.7 million, $5.0 million and $0.1 million is expected to be recognized in 2017, 2018, 2019 and 2020, respectively.
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss, currency translation adjustments and unrealized gains or losses on investments. For the years ended December 31, 2016, 2015 and 2014, accumulated other comprehensive income (loss) comprised a cumulative translation adjustment and also included net unrealized gains (losses) on investments.
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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2016 and 2015, cash and cash equivalents consisted of cash balances of $35.2 million and $45.7 million, respectively, and money market funds backed by United States Treasury securities of $48.1 million and $62.0 million, respectively.
Investments in Marketable Securities
The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2016 and 2015, the Company had $257.8 million and $199.5 million, respectively, of investments in marketable securities.
Strategic Investments
Since 2014, the Company has invested in equity securities of multiple privately-held companies. The Company accounted for each of these investment using the cost method of accounting, as we do not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. These investments are included in long-term investments on the Consolidated Balance Sheets.
In June 2014, the Company invested $0.5 million in a debt security of a privately-held company. The Company accounted for this debt security using fair value accounting with any changes in value recorded in other income (expense) in the accompanying Consolidated Statement of Operations. As of December 31, 2016, the Company estimated the fair value of its investment in the debt security to have no value based upon the probability-weighted present value under various possible future event scenarios, taking into account the likelihood and timing of such events. Historically this investment was included in short-term investments on the Consolidated Balance Sheet.
Allowance for Doubtful Accounts
The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	2016	2015	2014
Beginning balance, January 1	$2,578	$2,177	$1,021
Additions and adjustments	3,165	1,368	2,084
Write-offs	(2,211)	(967)	(928)
Ending balance, December 31	$3,532	$2,578	$2,177
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
Impairment of Long Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated undiscounted future cash flows. There were no impairment charges related to identifiable long lived assets in the years ended December 31, 2016 and 2015.
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
If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company performs the second step of the test for impairment of goodwill in which the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2016 or 2015.
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
For the years ended December 31, 2016, 2015 and 2014, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2016 or 2015.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Unrealized transaction gains (losses) were approximately $20 thousand, $(0.9) million and $(1.7) million for the years ended December 31, 2016, 2015 and 2014, respectively, and are included in other, net within other income (expense), net, in the accompanying consolidated statements of operations.
The Company has entities in various countries. For entities where the local currency is different than the functional currency, the local currency financial statements have been remeasured from the local currency into the functional currency using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other income (loss). To the extent that the functional currency of our subsidiaries is different than the U.S Dollar, the financial statements have then been translated into U.S. Dollars using period-end exchanges rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of Accumulated other comprehensive income or loss in the Consolidated Balance Sheets.
Recently Adopted Accounting Pronouncement
In April 2015, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update (“ASU”) to simplify presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The guidance was effective for reporting periods beginning after December 15, 2015 and interim periods within those fiscal years. The Company adopted this accounting guidance as of March 31, 2016 on a retrospective basis. As a result of the adoption, the Company recorded unamortized debt issuance costs of $2.0 million and $3.3 million as of December 31, 2016 and December 31, 2015, respectively, as a reduction in Convertible notes, net on the Condensed Consolidated Balance Sheets. The adoption of this guidance did not have a significant impact on the Company’s results of operations or financial position.
Recent Accounting Pronouncements
In August 2016, the FASB issued a new ASU to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for the Company’s interim and annual reporting period beginning January 1, 2018. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In March 2016, the FASB issued a new ASU to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2017. The Company does not believe the adoption of this ASU will have a material impact on its financial statements.
In February 2016, the FASB issued a new ASU, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2019. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.

In January 2016, the FASB issued a new ASU that provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2018. The Company is currently evaluating the effects of the adoption of this ASU on its financial statements.
In May 2014, the FASB issued a new ASU that provides guidance for a model for recognizing revenue from contracts with customers. Under the new standard, the Company is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the expected consideration entitled in exchange for those goods or services. The standard permits the use of the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has evaluated the transition methods and elected to use the cumulative effect method and plans to adopt this standard beginning January 1, 2018. The Company anticipates that this standard will have a material impact on its consolidated financial statements but is still evaluating the accounting, transition and disclosure requirements of the standard. The Company estimates that the most significant impact will result from how it expects to recognize revenue for professional services, which will be based on the relative selling price without limitation to its contractual value. This change is expected to result in an increase in the aggregate in the amount allocated to professional services when allocating total contract values using the relative selling price method under the new standard. Additionally, the Company expects to recognize a portion of commission expense associated with new business over the expected customer life as opposed to over the term of the arrangement.

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

4.	NET LOSS PER SHARE
The following table presents the basic and diluted loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2016	2015	2014
Net loss	$(66,837)	$(85,516)	$(64,899)
Weighted-average shares of common stock outstanding	55,595	54,171	53,267
Net loss per share — basic and diluted	$(1.20)	$(1.58)	$(1.22)
The following table presents the number of anti-dilutive shares excluded from the calculation of diluted net loss per share (in thousands):

	December 31,
	2016	2015	2014
Options to purchase common stock and restricted stock units	10,635	10,860	8,554
Shares issuable pursuant to employee stock purchase plan	89	77	—
Convertible notes	4,682	4,682	4,682
Common stock warrants	4,682	4,682	4,682
Total shares excluded from net loss per share	20,088	20,301	17,918
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of December 31, 2016. Since the beneficial impact of the Note Hedges is anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 9 of the Notes to Consolidated Financial Statements.

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

 The following is a summary of investments in marketable securities, including money market funds, which meet the definition of a cash equivalent, as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$48,136	$—	$—	$48,136
Corporate bonds	60,725	1	(50)	60,676
Agency bonds	28,954	2	(26)	28,930
U.S. treasury securities	157,829	17	(160)	157,686
Commercial paper	10,473	—	—	10,473
	$306,117	$20	$(236)	$305,901

	December 31, 2015
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$61,986	$—	$—	$61,986
Corporate bonds	56,205	3	(99)	56,109
Agency bonds	85,572	—	(111)	85,461
U.S. treasury securities	58,004	2	(98)	57,908
	$261,767	$5	$(308)	$261,464
As of December 31, 2016, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2016. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of December 31, 2016.
Strategic Investments
The following is a summary of the Company’s strategic investments in equity securities of privately-held companies as of December 31, 2016 (in thousands):

September 2016 investment	$500
April 2016 investment	112
December 2015 investment	350
July 2015 investment	250
May 2015 investment	500
September 2014 investment	360
$2,072
The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company determined there were no impairments of these investments during the year ended December 31, 2016 or December 31, 2015.
In June 2014, the Company invested $0.5 million in a debt security of a privately-held company. The Company accounted for this debt security as an available-for-sale security at fair value, which was determined to have no value as of December 31, 2016.

6.    GOODWILL AND INTANGIBLE ASSETS
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016			December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(22,711)	$7,273	$29,984	$(13,732)	$16,252
Customer relationships	2,400	(2,400)	—	2,400	(2,242)	158
Software license rights	1,654	(1,506)	148	1,654	(1,351)	303
Total	$34,038	$(26,617)	$7,421	$34,038	$(17,325)	$16,713
Total amortization expense from finite-lived intangible assets were $9.3 million, $10.6 million and $3.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Amortization expense of $9.1 million, $10.0 million and $2.7 million for the years ended December 31, 2016, 2015 and 2014, respectively, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at December 31, 2016 (in thousands):

2017	$7,421
Total	$7,421
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable.
Goodwill
The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2016 and 2015 (in thousands):

Goodwill as of December 31, 2014	$25,894
Adjustments	—
Goodwill as of December 31, 2015	$25,894
Adjustments	—
Goodwill as of December 31, 2016	$25,894

7.	OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2016	2015
Computer equipment and software	3 – 5 years	$32,926	$26,870
Furniture and fixtures	7 years	3,837	3,648
Leasehold improvements	2 – 6 years	9,878	9,972
Renovation in progress	n/a	58	179
		46,699	40,669
Less: accumulated depreciation and amortization		(22,737)	(13,648)
Total property and equipment, net		$23,962	$27,021
Depreciation expense for the years ended December 31, 2016, 2015 and 2014 was $9.9 million, $7.6 million, $5.2 million, respectively.
The balance of accrued expenses is as follows (in thousands):

	December 31,
	2016	2015
Accrued bonuses	$13,371	$11,402
Accrued commissions	10,616	13,619
Other accrued expenses	23,632	19,090
Total accrued expenses	$47,619	$44,111

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2016 and 2015 (in thousands):

	December 31, 2016				December 31, 2015
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$48,136	$48,136	$—	$—	$61,986	$61,986	$—	$—
Corporate bonds	60,676	—	60,676	—	56,109	—	56,109	—
Agency bonds	28,930	—	28,930	—	85,461	—	85,461	—
U.S. treasury securities	157,686	—	157,686	—	57,908	—	57,908	—
Commercial paper	10,473	—	10,473	—	—	—	—	—
Strategic investments	—	—	—	—	150	—	—	150
	$305,901	$48,136	$257,765	$—	$261,614	$61,986	$199,478	$150
The Company’s cash equivalents at December 31, 2016 and 2015 consisted of money market funds backed by U.S. Treasury securities. Cash equivalents are classified as Level 1.
As of December 31, 2016, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2016, no adjustments were made to such pricing information.

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
The following table presents a reconciliation of the investment in debt securities measured at fair value using significant unobservable inputs (Level 3) as of December 31, 2016 (in thousands):

Balance as of December 31, 2015	$150
Fair value adjustment	(150)
Balance as of December 31, 2016	$—
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of December 31, 2016 was $264.3 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amount of the liability component of the Notes as of December 31, 2016 and 2015 consists of the following (in thousands):

	December 31, 2016	December 31, 2015
Principal amount	$253,000	$253,000
Unamortized debt discount	(12,550)	(20,417)
Net carrying amount before unamortized debt issuance costs	240,450	232,583
Unamortized debt issuance costs	(2,015)	(3,278)
Net carrying value	$238,435	$229,305
The effective interest rate of the liability component of the Notes is 5.4%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the Notes for years ended December 31, 2016, 2015 and 2014 (in thousands):

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2016	2015	2014
Contractual interest expense at 1.5% per annum	$3,795	$3,795	$3,795
Amortization of debt issuance costs	1,263	1,202	1,145
Accretion of debt discount	7,867	7,489	7,129
Total	$12,925	$12,486	$12,069
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

10.	CAPITALIZATION
As of December 31, 2016, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2016 and 2015.

11.	STOCK-BASED AWARDS
1999 and 2009 Plans
In November 1999, the Company adopted the 1999 Stock Plan (“1999 Plan”) as amended. In January 2009, the Company adopted the 2009 Plan (“2009 Plan”) as amended. Stock options granted under the 1999 and 2009 Plans may be incentive stock options or non-statutory stock options. At December 31, 2016, no shares are issuable under the 1999 and 2009 Plans.
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
Under the 2010 Plan, 2,545,059 shares remained available for issuance, at December 31, 2016.

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
Restricted Stock Units
The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2016, the Company granted 1,858,720 restricted stock units under the 2010 Plan, containing service conditions.
Performance Units/Performance Shares
The Company may also grant performance units and performance shares under the 2010 Plan. Performance units and performance shares are awards that will result in a payment to a participant only if performance goals for a predetermined period, established by the Board of Directors, are achieved or the awards otherwise vest. The fair value of each performance unit and performance share awarded is equal to the grant date fair value of the Company’s common stock when the performance goals are defined solely by reference to the Company’s own operations. The fair value of each performance unit and performance award that contain performance goals tied to performance of the Company’s common stock is estimated using a Monte-Carlo simulation. The payment of performance units and performance shares may be in the form of cash, shares, or a combination thereof, as determined by the Board of Directors.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in June and December and exercisable on or about the succeeding December and June, respectively, on each year. Under the ESPP, 2,662,513 shares remained available for issuance, at December 31, 2016. The Company recognized compensation expense related to the ESPP of $1.4 million and $0.9 million for the years ended December 31, 2016 and 2015, respectively.
Stock Options
The Company has granted stock options which vest upon meeting service conditions. The following table summarizes the stock option activity which contain only service conditions, under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding, December 31, 2015	7,264	$30.75	7.1	$63,328
Granted	101	38.67
Exercised	(978)	19.33
Forfeited	(346)	43.17
Outstanding, December 31, 2016	6,041	32.01	6.2	74,989
Exercisable at December 31, 2016	4,899	29.76	5.9	71,182
Vested and expected to vest at December 31, 2016	5,999	$31.95	6.2	$74,816

The following table summarizes information about stock options, which contain only service conditions, under the Company’s equity incentive plans at December 31, 2016 (in thousands except term information):

	Options Outstanding at December 31, 2016		Options Exercisable at December 31, 2016
	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices
$0.34 to $1.65	194	2.3	194	2.3
$5.93 to $8.88	813	3.9	813	3.9
$12.54 to $15.41	168	4.7	168	4.7
$16.24 to $18.82	340	5.0	340	5.0
$20.85 to $23.94	618	5.4	618	5.4
$27.55 to $31.44	263	6.5	222	6.2
$31.64 to $36.15	922	7.7	554	7.2
$38.03 to $45.76	1,220	7.1	899	6.9
$46.20 to $56.05	1,503	7.1	1,091	7.1
	6,041	6.2	4,899	5.9
The total intrinsic value of options exercised during the years ended December 31, 2016, 2015 and 2014 was $18.2 million, $11.4 million, and $42.9 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 was $24.3 million, $32.3 million, and $27.6 million, respectively. The Company recognized compensation expense related to stock options of $23.0 million, $28.0 million, and $28.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Unrecognized compensation expense relating to stock options was $19.9 million at December 31, 2016 which is expected to be recognized over a weighted-average period of 1.5 years.
The aggregate grant date fair value of stock options granted for the years ended December 31, 2016, 2015 and 2014 was $1.8 million, $8.4 million, and $48.0 million, respectively.
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2016 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested shares subject to restricted stock units outstanding at December 31, 2015	2,460	$34.71
Granted	1,859	37.49
Forfeited	(367)	34.63
Vested	(698)	34.50
Nonvested shares subject to restricted stock units outstanding at December 31, 2016	3,254	$36.35
The Company recognized compensation expense related to restricted stock units of $31.9 million, $15.0 million and $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized compensation expense related to nonvested restricted stock units was $91.6 million at December 31, 2016, which is expected to be recognized as expense over the weighted-average period of 2.9 years.

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
The Company used a Monte Carlo simulation to estimate the fair value of each tranche of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. The aggregate grant date fair value of the first half of the above awards was $9.9 million, which was subsequently decreased to $5.0 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. The decrease in value was a result of the maximum level of shares decreasing from an aggregate of 1,070,000 shares to an aggregate of 802,500 shares, representing a decrease from 535,000 shares to 267,500 shares for the first half of the awards and the maximum level achievable of 535,000 shares remaining for the second half of the awards. During the twelve months ended December 31, 2016, the Company determined that the aggregate grant date fair value of the second half of the awards was $3.6 million, was subsequently decreased to zero based on the Company’s performance in relation to the revenue guidance for fiscal year 2016. The decrease in value was a result of the probability of eligible shares decreasing from an aggregate of 535,000 shares to an aggregate of zero shares for the seconds half of the awards. Additionally, during the twelve months ended December 31, 2016, an aggregate of 30,000 shares were forfeited as a result of the retirement of an executive officer of the Company.
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
The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $2.6 million, $1.9 million and $0.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $3.3 million at December 31, 2016, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 1.5 years.

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Consolidated Statement of Operations for the years ended December 31, 2016, 2015, and 2014 (in thousands):

	Years Ended December 31,
	2016	2015	2014
Cost of revenue	$4,732	$3,887	$2,669
Sales and marketing	25,642	23,604	18,364
Research and development	7,586	6,010	3,551
General and administrative	16,739	9,580	9,096
Total	$54,699	$43,081	$33,680
In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

12.	INCOME TAXES
The components of the Company’s loss before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
United States	$(39,107)	$(59,797)	$(59,249)
Foreign	(26,523)	(24,538)	(4,795)
Loss before provision for income taxes	$(65,630)	$(84,335)	$(64,044)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Current income tax provision:
Federal	$—	$—	$—
State	105	147	40
Foreign	1,838	1,139	822
Total current income tax provision	1,943	1,286	862
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(736)	(105)	(7)
Total deferred income tax benefit	(736)	(105)	(7)
Total income tax provision (benefit)	$1,207	$1,181	$855
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

The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
U.S. Federal tax benefit at statutory rates	$(22,310)	$(28,681)	$(21,795)
State income taxes, net of federal tax benefit	(855)	(1,632)	(2,013)
Foreign rate differential	3,711	3,964	734
Stock based compensation	4,467	4,673	4,121
Other permanent differences	(750)	(99)	941
Other	1,494	536	(82)
Valuation allowance	15,450	22,420	18,949
Total income tax (benefit) provision	$1,207	$1,181	$855
Major components of the Company’s deferred tax assets (liabilities) at December 31, 2016 and 2015 are as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Accrued expenses	$3,037	$1,508
Long-lived intangible assets and fixed assets — basis difference	22,146	12,766
Net operating loss carryforwards	68,356	68,395
Stock-based compensation	19,515	15,049
Deferred revenue	4,060	2,828
Convertible note hedge	6,387	10,299
Other	2,276	1,418
Total deferred tax assets	125,777	112,263
Valuation allowance	(111,775)	(96,326)
Deferred tax assets, net of valuation allowance	14,002	15,937
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(7,718)	(7,401)
Convertible note discount	(4,721)	(7,688)
Other	(591)	(612)
Total deferred tax liabilities	(13,030)	(15,701)
Net deferred tax assets (liabilities)	$972	$236
At December 31, 2016, the Company had federal, state and foreign net operating losses of approximately $254.7 million, $255.6 million and $59.6 million, respectively. The federal net operating loss carryforward will begin expiring in 2019, the state net operating loss carryforward began expiring in 2016, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation. The Company acquired federal and state R&D credits as a result of the Evolv acquisition in the amounts of $0.4 million and $0.5 million, respectively. The federal R&D credit will begin to expire in 2030 and the state credit has an indefinite carryforward.

The Company has recorded a full valuation allowance against its otherwise recognizable United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred income tax assets as of December 31, 2016. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $15.5 million, $22.4 million and $25.3 million for the years ended December 31, 2016, 2015 and 2014, respectively, was primarily due to additional net operating losses generated by the Company.
The Company has excluded excess windfall tax benefits resulting from stock option exercises as components of the Company’s gross deferred tax assets and corresponding valuation allowance disclosures, as tax attributes related to such windfall tax benefits should not be recognized until they result in a reduction of taxes payable. The tax effected amount of gross unrealized net operating loss carryforwards, and their corresponding valuation allowances resulting from stock option exercises was $39.4 million at December 31, 2016; the corresponding gross amount is $107.6 million. When realized, excess windfall tax benefits are credited to additional paid-in capital. The Company follows the with-and-without allocation approach to determine when such net operating loss carryforwards have been realized.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $4.0 million and $2.2 million at December 31, 2016 and December 31, 2015, respectively. Any future distribution of these non-U.S. earnings may subject the Company to both U.S. federal and state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $0.8 million and $0.3 million at December 31, 2016 and 2015, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2016, 2015, and 2014 is as follows (in thousands):

	Years Ended December 31,
	2016	2015	2014
Balance at January 1	$276	$276	$276
Additions for tax positions related to the current year	—	—	—
Balance at December 31	$276	$276	$276
The provision for uncertain tax positions relate to business in territories outside of the United States.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. An insignificant amount of interest and penalties on unrecognized tax benefits were accrued during the 2016 tax year. The amount of accrued interest and penalties on unrecognized tax benefits was insignificant, as of December 31, 2016 and 2015. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. The recognition of previously unrecognized tax benefits on uncertain positions would result in a $0.4 million tax benefit. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2013 through 2016 tax years. State income tax returns are subject to examination for the 2012 through 2016 tax years. Foreign income tax returns are subject to examination for the 2007 through 2016 tax years.

13.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the chief operating decision maker. The Company presents its entity-wide information in the tables below.

The following table sets forth the Company’s sources of revenue for 2016 and 2015. Prior to 2015 we did not separately quantify and evaluate the mix of revenue between subscription and professional services. (dollars in thousands):

	At or For Year Ended December 31,
	2016	2015	2014
Subscription revenue	$339,756	$270,093	n/a
Percentage of subscription revenue to total revenue	80.3%	79.5%	n/a
Professional services revenue	$83,368	$69,558	n/a
Percentage of professional services to total revenue	19.7%	20.5%	n/a
	$423,124	$339,651
Revenue by geographic region, as determined based on the location of the Company’s clients is set forth below (in thousands):

	Years Ended December 31,
	2016	2015	2014
Revenue
United States	$284,657	$228,724	$180,834
United Kingdom	27,571	30,104	28,938
All other countries	110,896	80,823	53,796
Total revenue	$423,124	$339,651	$263,568
Property and equipment by region is set forth below (in thousands):

	December 31,
	2016	2015
Property and equipment, net
United States	$19,843	$22,072
United Kingdom	2,985	3,272
All other countries	1,134	1,677
Total property and equipment, net	$23,962	$27,021

14.	401(K) SAVINGS PLAN
The Company has a defined contribution savings plan (the “Plan”) under Section 401(k) of the Internal Revenue Code. The Plan covers substantially all employees who meet minimum age and service requirements and allows participants to defer a portion of their annual compensation on a pre-tax basis. Company contributions to the plan may be made at the discretion of the Board of Directors. The Plan provides for a Company matching contribution in an amount equal to 50% of an employee’s contributions up to $2,400 per year, which vests fully after the fourth year of employment.
The Company incurred approximately $1.9 million, $1.6 million and $1.3 million of matching contribution expenses related to the Plan during the years ended December 31, 2016, 2015 and 2014, respectively.

15.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2021. Certain lease agreements contain renewal options, rent abatement, and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $7.8 million, $6.7 million, $5.7 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases at December 31, 2016 are as follows (in thousands):

Operating Leases
2017	$8,555
2018	6,648
2019	610
2020	79
2021	68
Total minimum lease payments	$15,960
Letters of Credit
During 2015, the Company amended a standby letter of credit in association with its building lease. In addition, the Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2016 was $2.1 million.
Other Commitments
As of December 31, 2016, the Company had agreements with various third-party service providers whereby the Company has committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for clients of the Company’s human capital management platform. In aggregate, these estimated commitments total approximately $18.6 million in 2017, $5.6 million in 2018 and $5.6 million in 2019.
As of December 31, 2016, the Company had software subscription agreements with various service providers with obligations of approximately $1.3 million in 2017, $1.4 million in 2018 and $1.2 million in 2019.
As of December 31, 2016, the Company had a sponsorship agreement with a professional sports franchise with obligations of approximately $2.7 million in 2017, $0.7 million in 2018 and $0.7 million in 2019.
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
In 2010, the Cornerstone OnDemand Foundation (the “Foundation”), was formed to empower communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the years ended December 31, 2016, 2015 and 2014, the Company provided at no charge certain resources to the Foundation, with approximate values of $3.3 million, $2.9 million and $2.2 million, respectively.
During June 2010, an executive officer of an accounting software company joined the Company’s Board of Directors and resigned in September 2016. For the years ended December 31, 2016, 2015 and 2014, the Company recorded $0.7 million, $0.6 million and $0.5 million, respectively, in expenses related to the use of the accounting software from the company whose executive officer served on the Company’s Board of Directors during those years.

17.	SUBSEQUENT EVENTS
On January 1, 2017, shares issuable under the Company’s 2010 Employee Stock Purchase Plan increased by 565,157 shares and shares issuable under the Company’s 2010 Plan increased by 2,543,210 shares in accordance with the automatic annual increase provisions of such plans.
During January 2017, the Company made an additional investment of $0.5 million in equity securities of a privately-held company.
During January and February 2017, the Company entered into software subscription agreements with various service providers with obligations of approximately $1.1 million in 2017, $0.8 million in 2018 and $0.5 million in 2019.
During January and February 2017, the Compensation Committee granted restricted stock units covering an aggregate of 155,150 shares of the Company’s common stock which generally vest annually over four years.
During February 2017, the Company entered into operating leases with commitments of approximately $0.1 million in 2017, $0.2 million in 2018 and $0.1 million in 2019.

18.	SELECTED QUARTERLY DATA (UNAUDITED)
The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2016 and 2015 have been prepared on a basis consistent with the Company’s audited annual financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements.

	Quarter Ended
	(in thousands, except per share data)
	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Revenue	$73,955	$82,563	$87,271	$95,862	$99,324	$107,013	$107,758	$109,029
Cost of revenue	24,662	27,893	27,246	30,063	31,650	35,955	33,369	34,778
Gross profit	49,293	54,670	60,025	65,799	67,674	71,058	74,389	74,251
Operating expenses:
Sales and marketing	45,958	51,446	53,255	56,367	56,701	57,835	53,690	57,405
Research and development	9,767	9,983	10,457	10,784	11,015	11,782	12,130	12,050
General and administrative	11,091	12,260	13,194	13,332	16,465	16,538	18,608	19,345
Amortization of certain acquired intangible assets	150	150	150	150	150	—	—	—
Total operating expenses	66,966	73,839	77,056	80,633	84,331	86,155	84,428	88,800
Loss from operations	(17,673)	(19,169)	(17,031)	(14,834)	(16,657)	(15,097)	(10,039)	(14,549)
Other income (expense):
Interest income (expense) and other income (expense), net	(5,311)	(3,713)	(2,986)	(3,618)	(1,051)	(2,350)	(2,131)	(3,756)
Loss before income tax provision	(22,984)	(22,882)	(20,017)	(18,452)	(17,708)	(17,447)	(12,170)	(18,305)
Income tax provision	(278)	(380)	(132)	(391)	(535)	(141)	(218)	(313)
Net loss	$(23,262)	$(23,262)	$(20,149)	$(18,843)	$(18,243)	$(17,588)	$(12,388)	$(18,618)
Net loss per share, basic and diluted	$(0.43)	$(0.43)	$(0.37)	$(0.35)	$(0.33)	$(0.32)	$(0.22)	$(0.33)
Weighted average common shares outstanding, basic and diluted	53,876	53,987	54,260	54,551	54,827	55,278	55,964	56,300

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2016 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 24, 2017.

CORNERSTONE ONDEMAND, INC.

By:	/s/ Adam L. Miller
Name:	Adam L. Miller
Title:	President and Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Adam L. Miller and Brian L. Swartz, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	President, Chief Executive Officer and Director (principal executive officer)	February 24, 2017
Adam L. Miller

/s/ Brian L. Swartz	Chief Financial Officer (principal financial and accounting officer)	February 24, 2017
Brian L. Swartz

/s/ R. C. Mark Baker	Director	February 24, 2017
R. C. Mark Baker

/s/ Harold W. Burlingame	Director	February 24, 2017
Harold W. Burlingame

/s/ Robert Cavanaugh	Director	February 24, 2017
Robert Cavanaugh

/s/ Joseph Payne	Director	February 24, 2017
Joseph Payne

/s/ Kristina Salen	Director	February 24, 2017
Kristina Salen

Exhibits and Financial Statements
Exhibits

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
2.1	Agreement and Plan of Merger, dated as of October 7, 2014, by and among the Registrant, Evolv Inc., Data Acquisition Sub, Inc. and, with respect to Article VII, Article VIII, Article IX and Article X thereof only, the Escrow Representative (as defined therein) and U.S. National Bank Association as Escrow Agent (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-K	001-35098	2.2	February 27, 2015
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended and currently in effect.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements, as currently in effect.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Perry Wallack, dated as of November 8, 2010.	S-1/A	333-169621	10.7	November 9, 2010
10.8*	Retirement Agreement between the Registrant and Perry Wallack, dated as of May 1, 2016.	10-Q	001-35098	10.2	August 5, 2016
10.9*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.10*	Employment Agreement between the Registrant and Brian L. Swartz, dated as of May 1, 2016	10-Q	001-35098	10.1	August 5, 2016
10.11*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.12A*	2013 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	August 7, 2013
10.12B*	2014 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	August 7, 2014
10.12C*	2015 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 8, 2015
10.12D*	2016 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 6, 2016
10.13*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.13A*	2013 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.3	August 7, 2013
10.13B*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	August 7, 2014
10.13C*	2015 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 8, 2015
10.13D*	2016 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 6, 2016
10.14*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers	10-Q	001-35098	10.4	August 7, 2013
10.15*	Description of 2015 Executive Bonus Plan	8-K	001-35098	n/a	March 26, 2015
10.16*	Description of 2016 Executive Bonus Plan	8-K	001-35098	n/a	March 18, 2016
10.17	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.18	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.19	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011	10-K	001-35098	10.16	March 6, 2012
10.20	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012	10-Q	001-35096	10.1	May 9, 2013
10.21	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013	10-Q	001-35096	10.2	May 9, 2013
21.1	List of subsidiaries of the Registrant

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP

24.1	Power of Attorney (contained in the signature page to this Annual Report)

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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