Form 10-K/A
period 2016-12-31
Cornerstone OnDemand Inc
filed 2017-05-01
CIK 1401680

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2016, the last day of the registrant’s most recently completed second fiscal quarter, was $1,265,031,391 (based on the closing price for shares of the registrant’s common stock as reported by the NASDAQ Global Select Market on June 30, 2016).

On March 31, 2017, 56,729,526 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

CORNERSTONE ONDEMAND, INC.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the original Annual Report on Form 10-K of Cornerstone OnDemand, Inc. (“Cornerstone,” the “Company,” “we,” or “us”) for the year ended December 31, 2016, originally filed with the Securities and Exchange Commission (the “SEC”) on February 24, 2017 (the “Original Report”). We are filing this Amendment to include the information required by Part III of Form 10-K to be filed as part of the Original Report as we will not be filing our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016. Except as set forth in this Amendment, no other changes have been made to the Original Report. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Report, and does not modify or update in any way the disclosures contained in the Original Report, which speak as of the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report and the Company’s other SEC filings subsequent to the filing of the Original Report.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. As no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

DIRECTORS

The names of our directors and executive officers and their ages, positions, and biographies as of March 31, 2017 are set forth below. Our executive officers are appointed by, and serve at the discretion of, our board of directors.

Name	Age	Position	Director Since
Adam L. Miller	47	President and Chief Executive Officer, Director(1)	1999
R. C. Mark Baker	70	Director(2)	2003
Harold W. Burlingame	76	Director	2006
Robert Cavanaugh	48	Director	2015
Joseph P. Payne	52	Director	2013
Kristina Salen	45	Director	2014

(1)	Chairman of our board of directors
(2)	Lead Independent Director

There is no family relationship among any of our directors and/or any of our executive officers. Our executive officers serve at the discretion of our board of directors. Further information about our directors is provided below.

Adam L. Miller founded the Company and has been our President and Chief Executive Officer and a member of our board of directors since May 1999. In addition to strategy, sales and operations, Mr. Miller has led our product development efforts since our inception. Prior to founding Cornerstone, Mr. Miller was an investment banker with Schroders plc, a financial services firm. Since its formation, Mr. Miller has served as the Chairman of the Cornerstone OnDemand Foundation, which leverages Cornerstone’s expertise, solutions and partner ecosystem to help empower communities. Since February 2017, Mr. Miller has served on the board of directors of Mindbody, Inc., a software provider for class- and appointment-based businesses. Mr. Miller also writes and speaks extensively about talent management and on-demand software. Mr. Miller holds a J.D. from the School of Law of the University of California, Los Angeles (UCLA), an M.B.A. from UCLA’s Anderson School of Business, a B.A. from the University of Pennsylvania (Penn) and a B.S. from Penn’s Wharton School of Business. He also earned C.P.A. (inactive) and Series 7 certifications. We believe that Mr. Miller possesses specific attributes that qualify him to serve as a member of our board of directors, including his operational expertise and the historical knowledge and perspective he has gained as our Chief Executive Officer and one of our founders.

R. C. Mark Baker has been a member of our board of directors since October 2003. Mr. Baker is the founder of Touchstone Systems, Inc., a company that supplies voice over internet protocol, or VoIP, international voice termination services and hosted OSS services, and has served as its Chief Executive Officer since September 2003. Mr. Baker has a long history of working in the telecommunications industry, serving as an officer or director of various companies including Ionex Telecommunications, Inc., Birch Telecommunications, USA Global Link GmbH, Keyon Communications Holdings, Inc. and

British Telecom, and held various senior positions with AT&T Corp., including Executive Vice President International, Vice President and General Manager-International Services, Vice President Strategy, as well serving as a member of AT&T’s senior management team. Mr. Baker has also served as a director of British Telecom Satellite Services, British Telecom Marine, NIS (Japan), McCaw Cellular USA, British Telecom Syncordia, AT&T Submarine Systems, Alestra (Mexico) and Telecom Italia. We believe that Mr. Baker possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience leading and managing technology companies and his past service as a director of other technology companies.

Harold W. Burlingame has been a member of our board of directors since March 2006. From December 2004 to July 2010, Mr. Burlingame served as Chairman of ORC Worldwide, Inc., a provider of human resource knowledge and solutions. In addition, since June 1998, Mr. Burlingame has served as a director of UniSource Energy Corporation, an owner of electric and gas service providers. Previously, Mr. Burlingame served as Executive Vice President of Human Resources for AT&T Corp. and as Senior Executive Advisor for AT&T Wireless. Mr. Burlingame received his B.A. in Communications from Muskingum College. We believe that Mr. Burlingame’s extensive experience in human resources and management qualifies him to serve as a member of our board of directors.

Robert Cavanaugh has been a member of our board of directors since April 2015. Mr. Cavanaugh has served as the President of Field Operations of Accolade, Inc., a private company that operates a consumer healthcare engagement platform, since November 2015. Prior to this role, Mr. Cavanaugh served in several roles, including as President Worldwide Enterprise, SMB & Government, at Concur Technologies, Inc., a provider of integrated travel and expense management solutions, from 1999 to April 2015. Prior to joining Concur Technologies, Inc., Mr. Cavanaugh held consulting and implementation management positions at Seeker Software and Ceridian Corporation. Mr. Cavanaugh holds a B.S. in Business Administration from Norwich University. We believe that Mr. Cavanaugh possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience managing technology companies, in the software industry and with SaaS.

Joseph P. Payne has been a member of our board of directors since September 2013. Mr. Payne has served as President and Chief Executive Officer of Code42 Software, Inc., a private company that specializes in endpoint data protection and security for businesses and enterprises, since July 2015. Prior to this role, Mr. Payne served as Chief Executive Officer and a member of the board of directors of Eloqua, Inc., a marketing automation company, from June 2007 until its acquisition by Oracle Corporation in February 2013. Mr. Payne also served as Eloqua’s chairman of the board of directors from August 2011 until February 2013, its president from June 2007 to September 2012, and as its interim president and Chief Executive Officer from January 2007 to June 2007. In October 2006, Mr. Payne served as president of Qualys, Inc., a provider of cloud security and compliance solutions. From April 2005 to October 2006, Mr. Payne served as president and Chief Operating Officer of iDefense, a VeriSign, Inc. company. Mr. Payne currently serves on the board of directors of Code42, and previously served on the board of directors of Dealertrack Technologies, Inc. until it was acquired in October 2015. Mr. Payne holds an A.B. in Public Policy and an M.B.A. from Duke University. We believe Mr. Payne possesses specific attributes that qualify him to serve as a member of our board of directors, including his experience leading and managing technology companies and his service as a director of other technology companies.

Kristina Salen has been a member of our board of directors since July 2014. Ms. Salen served as Chief Financial Officer of Etsy, Inc., an online marketplace, from 2013 until 2017. Prior to that, Ms. Salen led the media, Internet, and telecommunications research group of FMR LLC d/b/a Fidelity Investments, a multinational financial services company, from January 2006 to January 2013. Prior to Fidelity, Ms. Salen worked in various financial and executive roles at several companies, including Oppenheimer Capital LLC, an investment firm, from June 2002 to December 2005; Merrill Lynch & Co., Inc., a financial services corporation acquired by Bank of America Corporation in January 2009, from June 1997 to June 2001; Lazard Freres & Co. LLC, a global financial advisory and asset management firm, from April 1996 to June 1997; and SBC Warburg, an investment bank, from December 1994 to April 1996. Ms. Salen holds a B.A. in Political Science from Vassar College and an M.B.A. from Columbia University. We believe Ms. Salen possesses specific attributes that qualify her to serve as a member of our board of directors, including her financial expertise and her experience leading and managing technology companies.

EXECUTIVE OFFICERS

Biographical data for each of our current executive officers is set forth below, excluding Mr. Miller’s biography, which is included under the heading “Directors” above.

Name	Age	Position
Brian L. Swartz	44	Chief Financial Officer
Vincent Belliveau	41	Executive Vice President and General Manager of Europe, Middle East and Africa
David J. Carter	53	Chief Sales Officer
Mark Goldin	55	Chief Technology Officer
Kirsten Helvey	46	Chief Operating Officer
Adam Weiss	39	Senior Vice President, Administration and General Counsel

Executive Officers

Brian L. Swartz, has served as our Chief Financial Officer since May 2016. Prior to joining us, Mr. Swartz served as Chief Financial Officer at zulily, one of the largest e-commerce companies in the United States from June 2015 to May 2016. Prior to joining zulily, Mr. Swartz served most recently as Chief Financial Officer at Apollo Education Group, a global private-sector education company, from December 2006 to May 2015. Before his role with Apollo, Mr. Swartz was VP and Corporate Controller at Eagle Picher, an industrial manufacturing and technology company. He began his career in public accounting and earned his C.P.A. (inactive). Mr. Swartz holds a B.A. in Business Administration with an Accounting major from the University of Arizona.

Vincent Belliveau, has served as our Executive Vice President and General Manager of Europe, Middle East and Africa, or EMEA, since November 2015. Prior to this role, Mr. Belliveau held the positions of Senior Vice President and General Manager of EMEA from September 2011 to November 2015 and General Manager of EMEA from June 2007 to September 2011. Prior to joining us, Mr. Belliveau served as the North East Europe Director of the Master Data Management and Information Integration Solutions division of International Business Machines Corporation, a technology systems and services company, from July 2005 to May 2007, and served as its EMEA Sales Director for its WebSphere Product Center Software from September 2004 to July 2005. In addition, from May 2002 until September 2004, Mr. Belliveau served as the European Sales Director at Trigo Technologies, Inc. Early in his career, from November 1997 until January 2000, Mr. Belliveau was a Business Analyst at McKinsey and Company. Mr. Belliveau received his Commerce Baccalaureate (B.Com) from McGill University, where he majored in Accounting and Finance.

David J. Carter, has served as our Chief Sales Officer since November 2015. Prior to this role, Mr. Carter held the positions of Senior Vice President of Sales from September 2011 to November 2015 and Vice President of Sales from June 2008 to September 2011. Prior to joining us, Mr. Carter served as Vice President of Sales at Accenture BPO Services, a wholly owned subsidiary of Accenture LLC, from June 2006 to June 2008, and Savista Corporation, which was acquired by Accenture LLC, from October 2004 to June 2006, both of which were human resource outsourcing services providers. Previously, Mr. Carter served as Vice President of Sales at Ceridian Corporation, a human resource services company, from July 2000 to October 2004. Prior to Ceridian, Mr. Carter was Vice President of Sales at ProBusiness Services, Inc., a provider of payroll and benefits administration solutions. Mr. Carter holds a B.A. in Economics from Clark University.

Mark Goldin, has served as our Chief Technology Officer since June 2010. Prior to joining us, Mr. Goldin served as Chief Technology Officer at DestinationRx, Inc., a healthcare data management company, from September 2009 to June 2010. From August 2005 to September 2008, Mr. Goldin was Chief Operations and Technology Officer at Green Dot Corporation, a financial services company. Prior to Green Dot, from December 1992 to August 2005, Mr. Goldin served as Senior Vice President and Chief Technology Officer at Thomson Elite, a provider of technology solutions for professional services firms and currently part of Thomson Reuters Corporation.

Kirsten Helvey, has served as our Chief Operating Officer since November 2015 and is responsible for overseeing all aspects of the client experience with Cornerstone OnDemand. Prior to this role, Ms. Helvey held the positions of Senior Vice President of Client Success from April 2012 to November 2015, Senior Vice President of Consulting Services from October 2011 to March 2012, Vice President of Consulting Services from April 2006 to September 2011, Director of Global Services from October 2004 to March 2006 and an Account Manager from March 2003 to October 2004. Prior to joining the company, from 2002 to February 2003, Ms. Helvey served as a supply chain operations strategy consultant in the Business Consulting Services group of International Business Machines Corporation, a technology systems and services company. Prior to that, from February 1999 to September 2002, Ms. Helvey was a supply chain operations strategy consultant at PricewaterhouseCoopers LLP. Ms. Helvey holds a B.A. in English Literature from Skidmore College.

Adam Weiss, has served as our Senior Vice President, Administration and General Counsel since April 2016, and is responsible for our legal, human resource, and administration functions worldwide. Prior to this role, Mr. Weiss held the positions of Vice President, Business Affairs and General Counsel from April 2013 to March 2016, and General Counsel from May 2006 to March 2013. Before joining us, from 2003 to April 2006, Mr. Weiss was an associate with the law firm of Lurie, Zepeda, Schmalz & Hogan. Mr. Weiss holds a B.A. in Economics and Political Science from Stanford University and a J.D. from UCLA School of Law.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who beneficially own more than 10% of our common stock, to file with the SEC reports about their ownership of our common stock and other equity securities. Such directors, officers and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the reports provided to us and on written representations received from our directors and executive officers that no annual Form 5 reports were required to be filed by them, we believe that all of our directors and executive officers, and persons who beneficially own more than 10% of our common stock, complied with all Section 16(a) filing requirements applicable to them with respect to transactions during fiscal year 2016, except that the Form 4 filed by Mark Goldin with the SEC on March 16, 2016 (covering a transaction occurring in 2015), the Form 4 filed by Vincent Belliveau with the SEC on May 15, 2016 and a Form 4 filed with the SEC by each of R. C. Mark Baker, Harold Burlingame, Robert Cavanaugh, Joseph Payne and Kristina Salen on June 14, 2016 was filed late.

Code of Business Conduct and Ethics

We have adopted a code of business conduct that is applicable to all of our employees, officers and directors, including our chief executive, principal financial and principal accounting officers. Our Code of Business Conduct and Ethics is available on the Investor Relations page of our website at investors.cornerstoneondemand.com, under “Governance.” We will post amendments to our code of business conduct or waivers of our code of business conduct for directors and executive officers on the same website.

Audit Committee

Our Audit Committee oversees our corporate accounting and financial reporting process and assists our board of directors in monitoring our financial systems and our legal and regulatory compliance. Our Audit Committee is responsible for, among other things:

•	overseeing the audit of our financial statements;

•	overseeing the organization and performance of our internal audit function and our internal accounting and financial controls;

•	appointing our independent registered public accounting firm and reviewing and overseeing its qualifications, independence and performance; and

•	overseeing the management of risks associated with our financial reporting, accounting and auditing matters.

Our Audit Committee consists of Messrs. Baker and Burlingame and Ms. Salen, with Ms. Salen serving as chairperson. Our board of directors has determined that each member of our Audit Committee meets the financial literacy requirements under the listing standards of NASDAQ and the SEC rules and regulations, and Ms. Salen qualifies as our Audit Committee financial expert as defined under SEC rules and regulations. Our board of directors has concluded that the composition of our Audit Committee meets the requirements for independence under the current listing standards of NASDAQ and SEC rules and regulations. We believe that the functioning of our Audit Committee complies with the applicable requirements of NASDAQ and SEC rules and regulations. The Audit Committee met four times during 2016.

Item 11.	Executive Compensation

COMPENSATION DISCUSSION AND ANALYSIS

Introduction

This Compensation Discussion and Analysis provides information about the material components of our compensation program for our named executive officers, or NEOs, and is intended to provide a better understanding of our compensation practices and decisions that affected the compensation payable in 2016 to our NEOs.

Our NEOs for 2016 were Adam Miller, our President and Chief Executive Officer; Brian Swartz, our Chief Financial Officer; Perry Wallack, our former Chief Financial Officer; David Carter, our Chief Sales Officer; Vincent Belliveau, our Executive Vice President and General Manager of EMEA; Mark Goldin, our Chief Technology Officer; and Kirsten Helvey, our Chief Operating Officer.

Key Compensation Highlights

The success of our business is driven by rapidly changing technology and the services we can provide to our customers. In order to stay competitive in our industry, our compensation packages are designed to attract, retain and incentivize our executive team and to align our compensation practices with the creation of value for our stockholders. We believe our compensation programs are effectively designed to reward our executives when our business performs well, which in turn strengthens the ties between our performance and stockholder value.

Below, we provide a summary of the key compensation related actions and outcomes from 2016, which we believe in the aggregate demonstrates our strong commitment to pay for performance.

•	Moderate increases to target cash compensation levels: For fiscal 2016, each NEO besides Mr. Carter and Mr. Wallack received modest base salary increases from 2015 levels. Increases to select executives were made with respect to the individual’s positioning relative to market benchmarks and to reflect the individual responsibilities for each role.

•	Enhanced governance practices and process: The Compensation Committee has implemented a number of additional changes in 2016 and 2017 to enhance our governance practices and process, including:

•	Adoption of robust stock ownership guidelines for both executives and directors, which also includes a holding requirement to the extent guidelines are not achieved;

•	Adoption of a formal compensation clawback policy;

•	Engagement of a new, independent compensation consultant; and

•	Forbidding hedging and pledging transactions or short sales by executives or directors.

•	Redesign of key elements in the annual bonus program: The 2016 Executive Compensation Plan includes a number of changes from previous years, including an increased emphasis on Non-GAAP net income, which now comprises 25% of the weighting of the plan’s performance targets (compared to 5% in 2015). This change was made to align with our strategic focus of achieving profitability during 2016. The plan also features adjusted threshold and maximum payout percentages of 25% and 175% of target, respectively, for each metric in the plan.

Overview of Our Pay and Performance Alignment

Emphasis on At Risk Compensation

The compensation of our executive officers is weighted towards variable, performance-based incentive awards. In 2016, 91% of total target direct compensation for the CEO consisted of variable compensation (in the form of both short-term cash incentives and long-term equity incentives connected to either financial performance or variations in the Company’s share price). For the other NEOs in aggregate (excluding Mr. Wallack), 88% of total target direct compensation consisted of variable pay.

Realizable Value Aligned with Stockholder Experience

Realizable pay provides another perspective to help demonstrate the alignment of our NEOs’ financial interests with that of our stockholders. Given that shifts in our stock price can cause stock-based awards to have significantly different values over time than their original value on their date of grant, the Compensation Committee considers it important to focus on the amount of pay that is realizable by our NEOs at any point in time. This view of pay and performance helps our Compensation Committee to ensure our executive pay program appropriately aligns with the experiences of our stockholders over time.

As highlighted above, our compensation program delivered more than 85% of target compensation to our NEOs in the form of incentives that are tied to our company’s future financial and stock performance (relative and absolute). As a result, realizable compensation, defined as the value of base salary paid, actual bonuses earned, options and restricted stock valued at the Company’s share price as of December 31, 2016, outstanding performance shares measuring total stockholder return (“TSR”) valued based on the Company’s share price as of December 31, 2016 and outstanding performance shares based on financial performance valued at target will vary from the compensation targeted by the Compensation Committee. Over the three-year period from January 1, 2014 through December 31, 2016 realizable compensation was 39% of target total direct compensation for the CEO and 60% of target total pay, on average, for Messrs. Belliveau, Carter, Goldin and Ms. Helvey (NEOs with three full years of compensation data). The difference in targeted compensation and realizable compensation over the 3-year period can be attributed to a combination of factors, most notably:

•	Between 2014 and 2016, more than 85% of our targeted compensation was at risk; therefore, realizable pay will more closely align with our actual financial performance and stock price over that same period.

•	While revenue has grown 129% over the past three years, our executive cash incentive plans have, on average, paid out at 73% of target.

•	Option and performance-based grants made during the 2014 fiscal year were out of the money based on stock price (with respect to stock options) and not eligible to be earned based on performance levels as of December 31, 2016 (with respect to performance-based awards).

Executive Compensation Governance Practices

We continued our commitment to strong corporate governance practices that ensure our executive compensation program aligns with stockholder interests.

What we do		What we don’t do
✓	Base a significant majority of compensation opportunity on financial and stock price performance	×	Repricing of options without shareholder approval
✓	Set annual and long-term incentive targets based on clearly disclosed, objective performance measures	×	Hedging transactions or short sales by executive officers or directors
✓	Perform and annual compensation risk assessment	×	Significant perquisites
✓	Maintain a clawback policy	×	Tax gross-ups for perquisites
✓	Require executives to hold material positions in Cornerstone through stock ownership guidelines	×	Excise tax gross-ups upon change of control
		×	Pension or supplemental executive retirement plan (SERP)

Compensation Decision Making Process and Governance Framework

Our Pay Philosophy and Governance Framework

Our compensation philosophy is to provide programs that attract, retain and motivate key employees who are critical to our long-term success. We strive to provide compensation packages to our executives that are competitive, reward the achievement of our business objectives, and align executive and stockholder interests by enabling our executives to acquire equity ownership in our business.

Peer Group and Its Use

In determining the appropriate level and form of compensation for 2016, our Compensation Committee reviewed publicly available market data relating to the cash and equity compensation of a peer group of publicly-held software companies of similar size and business focus. Our Compensation Committee reviewed and considered the data presented by Semler Brossy, which served as the Compensation Committee’s independent compensation consultant in 2016, but did not engage in any benchmarking or targeting of any specific levels of pay.

Our Compensation Committee reviewed the peer group in early 2016 for evaluating 2016 compensation decisions. The following companies comprised the peer group for compensation purposes in 2016:

Aspen Technology, Inc.	NetSuite Inc.
athenahealth, Inc.	RealPage, Inc.
Benefitfocus, Inc.	Splunk Inc.
Bottomline Technologies, Inc.	SPS Commerce, Inc.
Callidus Software Inc.	Tableau Software, Inc.
Demandware, Inc.	The Ultimate Software Group, Inc.
FireEye, Inc.	Veeva Systems
Guidewire Software Inc.	Zendesk Inc.
Marketo Inc.

The 2016 peer group was determined after taking into account, as applicable, the following criteria:

•	Industry and business model comparability: SaaS and other application systems and/or systems software companies;

•	Size and scale comparability: Companies within a general revenue range of .5 - 2.5 times our revenue and market cap range of .33 - 3 times our market cap; and

•	Growth dynamics: Companies with revenue growth near 20% or more year-over-year, designed to ensure that growth trajectories and expected future scales or peers are comparable to us.

Quantitative screens were primarily used as guides to inform our decision process on reviewing current or potential peers. Companies not explicitly meeting the quantitative screening criteria were additionally reviewed from a business fit perspective to ensure that they would be an appropriate company within the peer group.

As compared to the our peer group in 2015, Bottomline Technologies, Inc., PROS Holdings, Inc., ServiceNow, Inc., Shutterstock, Inc., SolarWinds Inc., Yelp, Inc. and Zillow were removed due to size. Athenahealth, Inc., Benefitfocus, Inc., Callidus Software Inc., Marketo Inc., Veeva Systems and Zendesk Inc. were added to the 2016 peer group after taking into account the factors outlined above.

Under the direction of our Compensation Committee, Semler Brossy provided competitive market data to review our compensation programs, identify trends in executive cash and equity compensation and make recommendations as to appropriate levels of compensation for 2016. While Semler Brossy’s analysis and recommendations were a strong factor in determining 2016 compensation levels, our Compensation Committee used its discretion in setting appropriate compensation levels and, in some cases, selected compensation levels that were different from those recommended by Semler Brossy.

Role of Compensation Committee

Our Compensation Committee is composed of the following individuals: R. C. Mark Baker, Harold W. Burlingame and Robert Cavanaugh. Our Compensation Committee operates under a written charter that establishes the duties and authority of our Compensation Committee. Our Compensation Committee reviews the terms of its charter annually, and its charter was most recently updated in April 2013. The fundamental responsibilities of our Compensation Committee include the following:

•	Providing oversight of our executive compensation policies, plans and benefit programs;

•	Assisting the board of directors in discharging its responsibilities relating to (i) oversight of the compensation of our Chief Executive Officer and other key employees including officers reporting under Section 16 of the Securities Exchange Act of 1934, as amended, (ii) approving and evaluating our executive officer compensation plans, policies and programs and (iii) evaluating and approving director compensation;

•	Assisting the board of directors in administering our equity compensation plans for our employees, directors and other service providers; and

•	Overseeing the management of risks associated with the Company’s compensation policies and practices.

Role of Independent Compensation Consultant

Our Compensation Committee has the authority to engage its own advisors to assist it in carrying out its responsibilities and engaged Semler Brossy to serve as its independent advisor with respect to its compensation programs, including the reasonableness of cash compensation and long-term incentive grants for NEOs and other senior executives, advising on the market compensation environment, appropriate peer companies, compensation trends, and advising non-employee director compensation levels and program design. Semler Brossy reported directly to our Compensation Committee and only interacted with management, as necessary. Semler Brossy did not perform work for us other than pursuant to its engagement by our Compensation Committee. Semler Brossy’s fees were paid by us. In April 2016, the Compensation Committee assessed the independence of Semler Brossy and concluded that its work had not raised any conflict of interest.

Role of Management

Members of our management team attend our Compensation Committee meetings when invited. At the outset of the 2016 annual compensation decision process, our CEO reviewed the compensation of our executive management team (including the NEOs other than himself) and made recommendations to the members of our Compensation Committee with respect to base salary, bonus and commission targets for the executives (but not for his own compensation). Our Compensation Committee retains the authority to accept or reject the CEO’s compensation recommendations for all executive officers, and, where it deems appropriate, make adjustments to the CEO’s recommendations when determining appropriate compensation levels. All decisions regarding the CEO’s compensation for 2016 were reviewed and approved by our Compensation Committee outside of his presence.

Outcome of Our 2015 Say-on-Pay Vote

At our annual meeting of stockholders in June 2015, we held a non-binding advisory stockholder vote on the compensation of our NEOs, commonly referred to as a say-on-pay vote. Approximately 32.1% of stockholder votes were cast in favor of our 2015 say-on-pay proposal. In response to this vote and direct feedback from stockholders, the Compensation Committee undertook several actions in 2015 and 2016, some of which are described in more detail in this document:

•	Made no equity grant to our CEO in fiscal year 2015;

•	Implemented share ownership guidelines in 2016;

•	Introduced a formal clawback policy in 2016;

•	Committed to formal ongoing stockholder engagement;

•	Engaged new independent compensation consultant starting in 2016; and

•	Enhanced CD&A disclosure

We believe that these changes, together with our existing compensation practices, have addressed the stockholder concerns that have been shared with us, and demonstrate our commitment to a compensation program designed to help drive the Company’s long-term value creation.

We will hold say-on-pay votes every three years, as approved by our stockholders in a non-binding advisory vote at our annual meeting of stockholders in June 2012. We will hold the next say-on-pay vote at the 2018 annual meeting of stockholders.

Although we do not hold a formal say-on-pay vote this year, as part of our normal and ongoing investor outreach efforts, we meet on a frequent basis with many of our stockholders and held several meetings with our largest stockholders. Specifically, in 2016 we met multiple times during the year with at least 80% of our largest 15 stockholders which represents approximately 50% of our shares outstanding. These meeting were focused on continuing to have an open dialogue with our most influential stockholders concerning the Company, its strategy, governance practices and executive compensation program. In years when we do not have a formal say-on-pay vote, we believe these meeting are important to understand key concerns of stockholders.

Components of Our NEO Compensation

The compensation program for our NEOs consists of:

•	Base salary;

•	Short-term incentives, specifically sales commissions and milestone bonuses for commissioned NEOs (Messrs. Carter and Belliveau) and annual bonuses for non-commissioned NEOs (Messrs. Miller, Swartz, Wallack and Goldin and Ms. Helvey);

•	Long-term incentives (equity awards);

•	Broad-based employee benefits; and

•	Severance and change of control benefits.

We believe the combination of these elements provides a compensation package that attracts and retains qualified individuals, links individual performance to the performance of our business, focuses the NEOs’ efforts on the achievement of both our short-term and long-term objectives as a company, and aligns the NEOs’ interests with those of our stockholders. Our Compensation Committee determines the appropriate use and weight of each component of NEO compensation based on its views of the relative importance of each component in achieving our overall objectives and position-specific objectives relevant to each NEO.

Base Salaries

We provide a base salary to our NEOs to compensate them for services rendered on a day-to-day basis. The base salaries of our NEOs are reviewed on an annual basis. The following table provides the base salaries of our NEOs for 2015 and 2016:

Named Executive Officer	2015 Base Salary		2016 Base Salary		% Increase
Adam Miller	$425,000		$500,000	(1)	17.6%
Brian Swartz	n/a		$425,000		n/a
Perry Wallack	$325,000		$325,000		—%
David Carter	$290,000		$290,000		—%
Vincent Belliveau	$262,900	(3)	$268,158	(4)	2.0%
Mark Goldin	$335,000		$350,000	(2)	4.5%
Kirsten Helvey	$335,000		$350,000	(2)	4.5%

(1)	2016 base salary became effective as of July 1, 2016. This was increased from a base salary of $450,000, which was effective as of March 16, 2016.
(2)	2016 base salary became effective as of March 16, 2016.
(3)	This amount reflects a base salary of €250,000, which has been converted into U.S. Dollars at a rate of $1.0516 Dollars per Euro, the exchange rate in effect on January 1, 2017.
(4)	2015 base salary became effective as of March 17, 2015. The amount in the table reflects the 2016 base salary of €255,000, which has been converted into U.S. Dollars at a rate of $1.0516 Dollars per Euro, the exchange rate in effect on January 1, 2017.

For fiscal 2016, Mr. Carter’s and Mr. Wallack’s base salary did not increase from 2015 levels. In March 2016, the Compensation Committee approved moderate increases to base salary levels for select NEOs (other than Mr. Carter and Mr. Wallack). Excluding Messrs. Carter, Miller and Wallack the average salary increase for the NEOs receiving increases was approximately 3.8%. After having no salary increases from January 1, 2012 through December 31, 2015, Mr. Miller’s salary was increased to an annualized amount of $450,000 in March 2016 following an initial review of executive’s cash compensation levels. After a more thorough review of total compensation levels in July 2016, the Compensation Committee approved an additional increase of $50,000 to Mr. Miller’s base salary. The 17.6% increase from 2015 was made to acknowledge Mr. Miller’s positioning relative to the peer group, in recognition of him not having a base salary increase in three years and for his sustained leadership and responsibilities in leading our Company.

In reviewing the salaries of our executives, our Compensation Committee reviewed and considered various market data presented by Semler Brossy as well as the factors described above under the heading “—Compensation Discussion and Analysis — Compensation Decision Process.” We did not engage in any benchmarking or targeting of any specific levels of pay when determining base salary levels. In connection with its review of 2016 base salaries, our Compensation Committee determined that an adjustment of the NEOs’ base salary (other than Mr. Wallack’s and Mr. Carter’s salary) was necessary based on individual performance and the market data provided by Semler Brossy. The Compensation Committee did not adjust Mr. Wallack’s or Mr. Carter’s base salary because it felt their base salaries were appropriate in light of market data.

Short-Term Incentives (Cash Bonuses and Sales Commissions)

Our short-term incentive program seeks to balance our NEOs’ focus on our company goals as well as reward their individual performance through the use of an executive compensation plan and separate sales commission plans, as appropriate for each NEO’s position. Each of Messrs. Miller, Swartz, Wallack and Goldin and Ms. Helvey participated in an executive compensation plan under which bonuses were eligible to be earned upon our achievement of specified performance goals. Considering their sales position within our organization, Mr. Carter and Mr. Belliveau participated in individualized sales commission plans that are similar to the plans used for all of our sales employees, as described below. Our executive compensation plan and our executive sales commission plans are treated as “non-equity incentive plan compensation” for purposes of the Summary Compensation Table and Grants of Plan-Based Awards Table below.

2016 Executive Compensation Plan

For 2016, our Compensation Committee established an executive compensation plan for Messrs. Miller, Swartz, Wallack, Goldin and Ms. Helvey (the “2016 Executive Compensation Plan”). Under the terms of the 2016 Executive Compensation Plan, each NEO (other than Messrs. Carter and Belliveau) was entitled to receive a bonus that would vary in size depending on our success in meeting certain performance thresholds and targets with respect to a number of different performance metrics: revenue, free cash flow and non-GAAP net income or loss. The 2016 Executive Compensation Plan also directs the Compensation Committee to review achievement under the plan if the U.S. dollar to British pound currency exchange rate fluctuates by more than seven-and-one-half percent during fiscal 2016, and make appropriate adjustments in light of said currency fluctuations. These metrics are used because they directly measure our ability to execute on our strategic imperatives of expanding market share while achieving appropriate levels of profitability. We believe successful performance on these metrics will drive sustainable long-term stockholder value creation. Under this plan, no bonus payout for a particular performance metric would be earned unless the performance threshold for that metric was met, and bonus payouts would be calculated linearly for achievement between the performance thresholds and targets.

The following table shows the performance metrics and weighting established by our Compensation Committee for the 2016 Executive Compensation Plan:

Performance Metric	Weighting(1)
Revenue	65%
Free cash flow(2)	10%
Non-GAAP net income (loss)(3)	25%

(1)	The amount payable with respect to each metric may be greater or less than the assigned weighting depending on the extent to which our performance exceeded or fell short of the applicable target.
(2)	Free cash flow is generally defined as operating cash flow minus capital expenditures and capitalized software. However, the Company initially defined its measure of free cash flow as operating cash flow minus capital expenditures as part of setting the 2016 free cash flow target for the 2016 Executive Compensation Plan, which the Compensation Committee approved.
(3)	Non-GAAP net income (loss) is net loss adjusted to exclude expenses related to stock-based compensation, amortization of intangible assets, accretion of debt discount and amortization of debt issuance costs and unrealized fair value adjustment on strategic investment.

The following tables show the target, minimum and maximum levels of performance and the bonus percentages corresponding with such levels of achievement for each NEO established by our Compensation Committee in March 2016 for the 2016 Executive Compensation Plan:

	Minimum(1)	Target	Maximum
Revenue	$421,000,000	$433,000,000	$442,000,000
Free cash flow	$30,900,000	$47,500,000	$71,250,000
Non-GAAP net income (loss)	$(5,700,000)	$1,000,000	$8,200,000

(1)	No bonus payment for the applicable performance metric will be eligible to be earned unless the performance threshold for that performance metric is met.

Bonus Percentages for NEOs

The table below shows each NEO’s (other than Mr. Carter and Mr. Belliveau) bonus opportunity as a percentage of their respective base salaries that corresponds with the achievement of the performance targets above. For example, the 25% minimum in the “Revenue” column below represents that upon achievement of minimum performance with respect to the revenue metric, the individual’s bonus will be calculated based on 25% achievement of that particular performance metric.

	Revenue			Non-GAAP Free Cash Flow			Non-GAAP net income (loss)
	Minimum	Target	Maximum	Minimum	Target	Maximum	Minimum	Target	Maximum
Adam Miller	25%	100%	175%	25%	100%	175%	25%	100%	175%
Brian Swartz	18%	70%	123%	18%	70%	123%	18%	70%	123%
Perry Wallack	18%	70%	123%	18%	70%	123%	18%	70%	123%
Mark Goldin	18%	70%	123%	18%	70%	123%	18%	70%	123%
Kirsten Helvey	18%	70%	123%	18%	70%	123%	18%	70%	123%

To increase focus on operating results and to align the NEOs’ interests with those of our stockholders, our Compensation Committee determined that these performance metrics were appropriate measurements of our performance, as revenue measures our growth rates, non-GAAP operating cash flow measures the cash profitability and margin potential of our business, and non-GAAP net loss measures our execution on expenditures relative to our revenue growth.

The following table shows the minimum, target, and maximum bonus amounts under the 2016 Executive Compensation Plan for each of Messrs. Miller, Swartz, Wallack, Goldin and Ms. Helvey. To the extent that our achievement was greater or less than the specified targets, the bonus amounts payable to each individual would be increased or decreased, respectively, although our Compensation Committee retained discretion to adjust bonus payments in its sole discretion. Our Compensation Committee determined these target bonus amounts based on the reasons below and the compensation factors described above under the heading “— Compensation Discussion and Analysis — Compensation Decision Process.”

	Minimum Bonus Amount(1)		Target Bonus Amount(2)		Maximum Bonus Amount(3)
	$	% of Base Salary	$	% of Base Salary	$	% of Base Salary
Adam Miller	11,875	2.5	475,000	100	831,250	175
Brian Swartz(4)	199,692	70.0	199,692	70	244,622	123
Perry Wallack	5,688	1.8	227,500	70	398,125	123
Mark Goldin	6,125	1.8	245,000	70	428,750	123
Kirsten Helvey	6,125	1.8	245,000	70	428,750	123

(1)	Represents the minimum bonus amount payable if we met only our performance threshold for non-GAAP free cash flow, the metric with the lowest weighting. No bonus was payable if we failed to meet the performance threshold for at least one metric.
(2)	Represents the bonus amount payable if we achieved our full performance target with respect to each performance metric.
(3)	Represents the maximum bonus amount payable in aggregate, if we achieved the maximum target with respect to each performance metric.
(4)	Represents bonus amounts payable to Mr. Swartz pro-rated to reflect approximately eight months of service. Annualized for the full year, the target and maximum bonus amount would be $297,500 and $520,625, respectively. For 2016, Mr. Swartz’s minimum bonus amount was set to match the target bonus amount.

The NEOs’ 2016 target bonus amounts as a percentage of base salary remained the same as the 2015 target bonus amounts. Mr. Miller’s target bonus amount was increased to $475,000 from $425,000 as a result of the increase of his base salary of $500,000 being pro-rated for 2016. Mr. Goldin’s and Ms. Helvey’s target bonus amounts were increased to $245,000 from $234,500 as a result of the respective increases of their base salaries. Our Compensation Committee determined that these bonus targets were appropriate based on its review of the compensation practices of our peer group and that they enabled us to appropriately proportion our NEOs’ total cash compensation with respect to performance-based compensation.

In early 2016, our Compensation Committee reviewed the 2016 performance metrics to determine the level of achievement relative to each performance target and threshold amount. The 2016 achievement levels for the performance targets were as follows:

	2016 Actual Performance	2016 Constant Currency Performance	Effect on Calculation of Bonuses
Revenue	$423,124,000	$438,600,000	Bonus calculated linearly for achievement between the target and maximum levels
Free cash flow(1)	$12,615,000	n/a	No bonus payment assigned to this performance metric as minimum performance threshold not achieved
Non-GAAP net income	$6,432,000	n/a	Bonus calculated linearly for achievement between the target and maximum levels

(1)	In the 2016 Executive Compensation Plan, the non-GAAP free cash flow target was $47.5 million, due to the exclusion of the adjustment for capitalized software. Accordingly, the achievement level for this performance target was calculated as $29.0 million for 2016, which still resulted in no bonus payment being assigned to this metric. For 2017, capitalized software is not excluded from this performance metric.

Incorporated at the inception of the plan, the 2016 Executive Compensation Plan directs the Compensation Committee to review financial performance achievement if the U.S. dollar to British pound currency exchange rate fluctuates by more than seven-and-one-half percent during the fiscal year and to make appropriate adjustments in light of said currency fluctuations. If the results for 2016 were fully adjusted for the impact of currency fluctuations, the payout would have been approximately 134% of target. However, after considering the broader company performance in 2016, the Compensation Committee approved a lower payout of 110%, reflecting only a partial adjustment for currency fluctuations. For 2017, financial performance will be automatically adjusted for currency exchange rate fluctuations.

Individual payments under the 2016 Executive Compensation Plan were as follows:

Name	2016 Bonus Amount
Adam Miller	$522,500
Brian Swartz	$219,661
Perry Wallack	$250,250
Mark Goldin	$269,500
Kirsten Helvey	$269,500

Sales Commission Plan

Because much of Mr. Belliveau’s and Mr. Carter’s responsibilities are focused on sales of our solutions, our Compensation Committee determined that it would be more appropriate for Mr. Belliveau and Mr. Carter to participate in a sales commission plan with terms that correspond to the results achieved by their respective teams rather than in the 2016 Executive Compensation Plan described above. Mr. Belliveau and Mr. Carter therefore earned commissions based on the sales of their respective direct sales teams, with Mr. Belliveau’s commissions based on sales in Europe, the Middle East and Africa, and Mr. Carter’s commissions based on total direct sales in the United States, North America and Latin America. The commission targets were determined by our Compensation Committee based in part on the recommendations of our CEO, which took into account the compensation factors described above under the heading “Compensation Discussion and Analysis — Compensation Decision Process.” Our Compensation Committee designed Mr. Belliveau’s and Mr. Carter’s commission structure both to reward them for their past success and to support our retention efforts.

During 2016, Mr. Belliveau and Mr. Carter were eligible to receive commissions based on total sales in their respective sales territories. The rate at which commissions are earned by each sales executive is highest in the first year of each client agreement and decreases each year thereafter and depends on whether the client agreement is a new agreement or a renewal. For 2016, our Compensation Committee established a sales quota for each of the sales executives. Mr. Belliveau’s total quota for 2016 was $70,000,000 in total revenue from sales in assigned territories, and Mr. Carter’s quota for 2016 was $157,500,000 in total revenue from sales in assigned territories. To the extent that a sales executive exceeded his quota for revenue in 2016, such sales executive’s commission rate was increased with respect to revenue invoiced and received by us in excess of the quota.

In addition, each sales executive was also eligible for a bonus if he met certain milestone sales targets by the dates specified in each executive’s commission plan. If Mr. Belliveau achieved specified milestones by specified dates, he would be eligible to receive a bonus of $21,032 upon completion of each milestone (based on a $1.0516 U.S. Dollar to Euro exchange rate as of January 1, 2017). If Mr. Carter achieved all specified milestones by specified dates, he would be eligible to receive a total bonus of $20,000 upon completion of all milestones.

For 2016, the following table shows the targets and amounts earned by Mr. Belliveau and Mr. Carter under his 2016 sales commission plan:

	Target 2016 Commission		Target 2016 Bonus		2016 Commission Earned(4)		Target 2016 Bonus Earned(6)
Vincent Belliveau	$336,000	(1)	$21,032	(3)	$222,907	(5)	$5,652	(5)
David Carter	$374,850	(2)	$20,000		$249,801		$5,000

(1)	This amount represents the total performance-based commissions that would be earned under the commission plan if (i) Mr. Belliveau achieved the sales quota established under his commission plan and (ii) the percentage of the sales quota attributable to software revenue and service revenue, respectively, is consistent with the Company’s projections.
(2)	This amount represents the total performance-based commissions that would be earned under the commission plan if (i) Mr. Carter achieved the sales quota established under his commission plan and (ii) the percentage of the sales quota attributable to software revenue and service revenue, respectively, is consistent with the Company’s projections.
(3)	Mr. Belliveau’s target 2016 bonus was €20,000. Amounts have been converted into U.S. Dollars at a rate of $1.0516 Dollars per Euro, the exchange rate in effect on January 1, 2017.
(4)	This amount represents the total performance-based commissions earned by Mr. Belliveau and Mr. Carter under the 2016 commission plan, including incremental revenue from renewals. Each executive also earned additional commissions for second-year revenue and third-year revenue received by us in 2016 with respect to client agreements entered into in prior years under sales commission plans established in such years for each such executive, which commission amounts are not reflected in this amount. For the commissions earned in 2016 under the 2016 sales commission plan and under plans established for prior years, see the non-equity incentive plan compensation column of the Summary Compensation Table below.
(5)	Amount represents the sum of payments made to Mr. Belliveau converted from Euros into U.S. Dollars at the exchange rates in effect when the payments were made.
(6)	Represents milestone bonuses paid upon the achievement of certain milestone sales targets.

Long-Term Incentives

We grant equity awards to motivate and reward our NEOs for achieving long-term performance goals as reflected in the value of our common stock, which we believe aligns the interests of our NEOs with those of our stockholders. Such awards typically are granted once per year. Historically, the equity awards we have granted pursuant to our equity incentive plans have been limited to stock options and restricted stock units. In 2016, the Compensation Committee also granted performance-based restricted stock units to further incentivize our executives to drive long-term growth and promote alignment of our stockholders’ interests with the financial interests of our NEOs.

In determining equity incentive awards for our NEOs, our Compensation Committee considered a number of factors, including the executive’s position with us and his or her total compensation package as well as the executive’s contribution to the success of our financial performance and the equity compensation practices of our peer group. Our Compensation Committee granted equity awards to reward both the achievement of long-term goals and to provide a powerful retention tool. Stock options and performance-based restricted stock units increase stockholder value and reward achievement of our long-term strategic goals since the value of these awards are directly related to the value of our common stock while restricted stock units provide individuals with immediate retention value because they have no purchase price (but are subject to vesting).

2016 Grants

In connection with our entry into an employment agreement with Mr. Swartz, on May 2, 2016, our board granted Mr. Swartz a stock option to purchase 50,000 shares of our common stock and granted an award of 50,000 restricted stock units covering shares of our common stock. Each stock option has an exercise price equal to the fair market value of our common stock on the date of grant as determined by our board of directors and is scheduled to vest over a four-year period with 1/4th of the shares subject to the stock option scheduled to vest on the first anniversary of the grant date and 1/48th of the shares subject to the option scheduled to vest monthly thereafter, in all cases subject to Mr. Swartz continuing to provide services to us through each such date. The restricted stock units will be fully vested over a four-year period with 1/4th of the restricted stock units scheduled to vest on each of the first four anniversaries of the grant date, in all cases subject to Mr. Swartz continuing to provide services to us through each such date. Mr. Swartz was also granted a supplemental award of 40,000 restricted stock units covering shares of our common stock. This supplemental award was granted in consideration of Mr. Swartz forfeiting equity awards granted by his prior employer when transitioning to Cornerstone. The supplemental restricted stock units will be fully vested over a two-year period with one-half of the restricted stock units scheduled to vest on each of the first two anniversaries of the grant date, in all cases subject to the individual continuing to provide services to us through each such date.

On July 1, 2016, we granted Messrs. Miller, Carter, Belliveau, Goldin and Ms. Helvey awards of restricted stock units and performance-based restricted stock units (“PBRSUs”). For Mr. Miller, we targeted an equity mix of 40% RSUs and 60% PBRSUs, and for Messrs. Carter, Belliveau, Goldin and Ms. Helvey, we targeted an equity mix of 67% RSUs and 33% PBRSUs.

The restricted stock units will be fully vested over a four-year period with 1/4th of the restricted stock units scheduled to vest on each of the first four anniversaries of the grant date, in all cases subject to the individual continuing to provide services to us through each such date.

The performance-based restricted stock units will measure performance during the three-year period from January 1, 2016 through December 31, 2018, and will become fully vested based on actual performance on July 1, 2019. Performance will be based on three-year average revenue growth and three-year average free cash flow margin. The Compensation Committee granted these incentive awards to our NEOs to provide an additional, long-term incentive and retention tool and to align our compensation practices with the creation of value for our stockholders by tying vesting of the performance-based restricted stock units to the Company’s financial performance growth targets measured over a three-year period. The Compensation Committee believes that strong combined performance on these metrics is vital for the Company’s long-term success.

		Performance-based Restricted Stock Units
Name	Restricted Stock Units (#)	Threshold (#)	Target (#)	Maximum (#)
Adam Miller	45,100	16,875	67,500	202,500
David Carter	29,200	3,650	14,600	43,800
Vincent Belliveau	29,200	3,650	14,600	43,800
Mark Goldin	29,200	3,650	14,600	43,800
Kirsten Helvey	29,200	3,650	14,600	43,800

COMPENSATION GOVERNANCE

Stock Ownership Guidelines

In 2016, we adopted formal stock ownership guidelines for certain employees, including our NEOs. Under our ownership guidelines, our CEO is expected to accumulate and hold a number of shares of the Company’s common stock with a value equal to ten times his annual base salary, and our other NEOs are expected to accumulate and hold a number of shares of the Company’s common stock with a value equal to three times his or her annual base salary. The NEOs are expected to satisfy the ownership guidelines within five years from the adoption of the guidelines (or the individual’s date of hire for individuals hired after the effective date). For the purposes of these guidelines, stock ownership includes shares owned outright by the NEO or his or her immediate family members; shares held in trust, limited partnerships, or similar entities for the benefit of the NEO or his or her immediate family members, but beneficially owned by the NEO; shares held in retirement or deferred compensation accounts for the benefit of the NEO or his or her immediate family members; shares subject to restricted stock units or other full-value awards (“Full-Value Awards”) that have vested, but for which the NEO has elected to defer the settlement of the award to a date beyond the date of vesting; and shares subject to Full-Value Awards that are unvested and for which the only requirement to earn the award is continued service to the Company. In addition, in the event the applicable ownership threshold is not satisfied as of or following the applicable deadline, NEOs are required to hold 50% of net after-tax shares until the applicable guideline has been met. All of our NEOs currently meet their respective ownership requirements under the stock ownership guidelines.

Anti-Hedging and Pledging Policy

Our insider trading policy includes an anti-hedging policy, which prohibits our executive officers and directors from engaging in transactions in publicly-traded options, such as puts and calls, and other derivative securities with respect to the Company’s securities unless otherwise permitted by our board of directors. This prohibition extends to any hedging or similar transaction designed to decrease the risks associated with holding Company securities. Stock options, stock appreciation rights, and other securities issued pursuant to Company benefit plans or other compensatory arrangements with the Company are not subject to this prohibition.

Our insider trading policy also includes an anti-pledging policy, which prohibits our executive officers and directors from pledging Company securities as collateral for loans.

Compensation Recovery Policies

In April 2016, we adopted a clawback policy applicable to our executive officers. If a majority of the independent members of our board of directors determines that an officer’s misconduct caused us to materially restate all or a portion of our financial statements, the board may require the officer to repay incentive compensation that would not have been payable absent the material restatement. This policy applies to all incentive compensation, excluding equity awards granted prior to the adoption of the policy, based on financial statements filed during the three years prior to the material restatement. Our Compensation Committee intends to revisit our clawback policy after the SEC adopts final rules implementing the requirements of Section 954 of the Dodd-Frank Wall Street Reform and Consumer Protection Act.

Employment Contracts, Termination of Employment and Change-In-Control Agreements

Our board of directors believes that maintaining a stable and effective management team is essential to our long-term success and achievement of our corporate strategies, and is therefore in the best interests of our stockholders. We have entered into employment agreements or Change of Control Severance Agreements with each of our NEOs that provide for, in certain instances, base salary, bonuses and/or sales commissions, employee benefit plan participation, and severance or other payments upon a qualifying termination of employment or change of control. These agreements provide the NEOs with assurances of specified severance benefits in the event that their employment is terminated and such termination is a qualifying termination. For more detail, see “Offer Letters and Employment Agreements; Potential Payments Upon Termination, Change in Control or Upon Termination Following Change in Control.”

We recognize that these severance benefits may be triggered at any time. Nonetheless, we believe that it is imperative to provide these individuals with these benefits to secure their continued dedication to their work, notwithstanding the possibility of a termination by us, and to provide them with additional incentives to continue employment with us. In determining appropriate severance payment and benefit levels for our NEOs, our Compensation Committee and our board of directors relied on a number of factors, including their experience with and understanding of current market practice, relative severance packages within the Company, and current severance arrangements. The level of benefits and triggering events to receive such benefits were chosen to be broadly consistent with our Compensation Committee’s and our board of directors’ view of prevailing competitive practices. The final severance payment and benefit levels were determined after extensive negotiations with each NEO and were evaluated in terms of the overall compensation packages for each NEO.

We also recognize the possibility that we may in the future undergo a change in control, and that this possibility, and the uncertainty it may cause among our NEOs, may result in their departure or distraction to the detriment of our company and our stockholders. Accordingly, our board of directors and Compensation Committee decided to take appropriate steps to encourage the continued attention, dedication and continuity of certain key executives to their assigned duties without the distraction that may arise from the possibility or occurrence of a change in control. As a result, we have entered into agreements with certain of our NEOs that provide additional benefits in the event of a change in control. For more detail, see “Offer Letters and Employment Agreements; Potential Payments Upon Termination, Change in Control or Upon Termination Following Change in Control.”

We consider these severance protections to be an important part of our NEOs’ compensation. These arrangements are consistent with our overall compensation objectives because we believe such arrangements are competitive with arrangements offered to executives by companies with whom we compete for executives and are critical to achieve our business objective of management retention. We believe that this severance protection is competitively necessary to retain our NEOs and is imperative to (i) secure the continued dedication and objectivity of our NEOs, including in circumstances where we may undergo a change of control, and (ii) provide the NEOs with an incentive to continue employment with us and motivate them to maximize our value for the benefit of our stockholders.

In addition, in connection with his resignation as the Company’s Chief Financial Officer, Mr. Wallack entered into a transition agreement, or Retirement Agreement, with the Company, dated May 1, 2016, pursuant to which Mr. Wallack released all claims he may have against the Company and affirmed his obligations regarding confidential information as stated in his Proprietary Information and Inventions Agreement entered into with the Company. The Retirement Agreement also provides for additional severance benefits to Mr. Wallack. For more detail, see “Offer Letters and Employment Agreements; Potential Payments Upon Termination, Change in Control or Upon Termination Following Change in Control.”

Compensation Risk Assessment

In establishing and reviewing our overall compensation program, our Compensation Committee and our board of directors consider whether the compensation program and its various elements encourage or motivate our NEOs or other employees to take excessive risks. We believe that our compensation program and its elements are designed to encourage our employees to act in our long-term best interests and are not reasonably likely to have a material adverse effect on our business. In particular, our Compensation Committee has reviewed the elements of our executive compensation to determine whether any portion of executive compensation encouraged excessive risk taking and concluded:

•	our allocation of compensation between cash compensation and long-term equity compensation, combined with our typically 48-month vesting schedule, discourages short-term risk taking;

•	our approach of goal setting, setting of targets with payouts at multiple levels of performance, and evaluation of performance results assist in mitigating excessive risk-taking;

•	our compensation decisions include subjective considerations, which restrain the influence of formulae or objective factors on excessive risk taking; and

•	our business does not face the same level of risks associated with compensation for employees at financial services (traders and instruments with a high degree of risk).

Benefits and Tax Considerations

Broad-Based Employee Benefits

Our compensation program for our NEOs also includes employee benefits that are generally available to our other employees. These benefits include medical, dental, vision, long-term disability and life insurance benefits, as well as flexible spending accounts. We also periodically provide meals on premise to employees in our offices. Our NEOs receive these benefits on the same basis as our other full-time U.S. employees. Offering these benefits serves to attract and retain employees, including our NEOs. We anticipate that we will periodically review our employee benefits programs in order to ensure that they continue to serve these purposes and remain competitive.

We have established a tax-qualified Section 401(k) retirement savings plan for our employees generally, subject to standard eligibility requirements. Under this plan, participants may elect to make pre-tax contributions to the plan of up to a certain portion of their current compensation, not to exceed the applicable statutory income tax limitation. We provide for a match of employees’ contributions in an amount equal to 50% of an employee’s contributions up to $2,400 per year. Matching amounts vest over four years, beginning at the employee’s employment start date. Accordingly, all matching amounts will have fully vested on the fourth anniversary of the start date, regardless of when the matching amounts were contributed. The plan currently qualifies under Section 401(a) of the Internal Revenue Code, such that contributions to the plan, and income earned on those contributions, are not taxable to participants until withdrawn from the plan.

We have also established the 2010 Employee Stock Purchase Plan, or ESPP, which our board of directors has adopted and which our stockholders approved. Our NEOs are eligible to participate in the ESPP on the same basis as our other full-time U.S. employees.

Tax Considerations

Based on the limitations imposed by Section 162(m) of Internal Revenue Code, we generally cannot deduct compensation paid to our Chief Executive Officer and to certain other highly compensated officers that exceeds $1,000,000 per person in any fiscal year for federal income tax purposes, unless it is “performance-based,” as defined under Section 162(m). While mindful of the benefit to us of the full deductibility of compensation, our Compensation Committee has believed historically that it should not be constrained by the requirements of Section 162(m) where those requirements would impair flexibility in compensating the members of our executive team in a manner that can best promote our corporate objectives, which our Compensation Committee believes aligns our executive officers’ interests with our stockholders’ interests, and thus is in the best interests of our stockholders. While we cannot predict how the Section 162(m) deductibility limit may affect our compensation program in future years, we intend to maintain an approach to executive compensation that strongly links pay to performance. In addition, although we have not adopted a formal policy regarding tax deductibility of compensation paid to our NEOs, we intend to consider tax deductibility under Section 162(m) as one factor in our compensation decisions.

We have not provided our executives or directors with any gross-up or other reimbursement for tax amounts that these individuals might pay pursuant to Section 280G or Section 409A of the Internal Revenue Code. Section 280G and related Internal Revenue Code sections provide that executive officers, directors who hold significant stockholder interests, and certain other service providers, could be subject to significant additional taxes if they receive payments or benefits in connection with a change in control that exceeds certain limits, and also that we or our successor could lose the ability to deduct on our corporate taxes the amounts subject to the additional tax. In addition, Section 409A imposes significant taxes on an executive officer, director or other service provider who receives “deferred compensation” that does not meet the requirements of Section 409A.

Compensation Committee Interlocks and Insider Participation

During fiscal 2016, our Compensation Committee was composed of Messrs. Baker, Burlingame and Cavanaugh. No interlocking relationship exists between any member of our Compensation Committee and any member of the compensation committee of any other company, nor has any such interlocking relationship existed in the past. No member of our Compensation Committee is or was formerly an officer or an employee of the Company. In the last fiscal year, none of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more of its executive officers serving on our board of directors or compensation committee.

Compensation Committee Report

The following report of our Compensation Committee shall not be deemed to be “soliciting material” or to otherwise be considered “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act except to the extent that the Company specifically incorporates it by reference into such filing.

Our Compensation Committee consists of three non-employee directors: Messrs. Baker, Burlingame and Cavanaugh, each of whom our board of directors has determined is independent under the applicable listing standards of NASDAQ. Our Compensation Committee has the duties and powers described in its written charter adopted by our board of directors. A copy of our Compensation Committee’s charter is available on the Investor Relations page of our website at investors.cornerstoneondemand.com, under “Governance.”

The Compensation Committee has reviewed and discussed the section entitled “Compensation Discussion and Analysis” with management and, based on this review and discussion, the Compensation Committee recommended to the board of directors that the section entitled “Compensation Discussion and Analysis” be included in this proxy statement.

Members of our Compensation Committee

R.C. Mark Baker

Harold W. Burlingame, Chairman

Robert Cavanaugh

Summary Compensation Table

The following table summarizes the compensation information for our NEOs for the fiscal years ended December 31, 2016, December 31, 2015, and December 31, 2014.

Name and Principal Position	Year	Salary ($)		Bonus ($)	Stock Awards ($)(1)		Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)		All Other Compensation		Total ($)
Adam Miller	2016	469,792	(8)	—	4,354,242	(14)	—	522,500	(2)	—		5,346,534
President and Chief Executive Officer	2015	425,000		—	—		—	360,751	(3)	—		785,751
	2014	425,000		—	8,612,960	(15)(16)	1,883,310	95,625	(4)	—		11,016,895
Brian Swartz
Chief Financial Officer	2016	283,333	(9)	—	3,087,000		734,193	219,661	(9)	143,781	(17)	4,467,968
Perry Wallack	2016	325,000		—	—		—	250,250	(2)	—		575,250
Former Chief Financial Officer	2015	325,000		—	830,960		843,168	193,108	(3)	—		2,192,236
	2014	320,833		—	2,884,826	(16)	1,149,125	51,188	(4)	—		4,405,972
David J. Carter	2016	290,000		—	1,693,746	(14)	—	443,500	(5)	—		2,427,246
Chief Sales Officer	2015	286,818		—	830,960		843,168	550,869	(6)	—		2,511,815
	2014	267,708		—	2,884,826	(16)	1,149,125	569,569	(7)	—		4,871,228
Vincent Belliveau	2016	279,226	(10)	—	1,693,746	(14)	—	382,201	(5)	—		2,355,173
Executive Vice President and General Manager of EMEA(13)	2015	259,020		—	830,960		843,168	456,799	(6)	—		2,389,947
	2014	262,733		—	2,884,826	(16)	1,149,125	524,210	(7)	—		4,820,894
Mark Goldin	2016	346,875	(11)	—	1,693,746	(14)	—	269,500	(2)	—		2,310,121
Chief Technology Officer	2015	332,878		—	830,960		843,168	199,049	(3)	—		2,206,055
	2014	314,583		—	2,884,826	(16)	1,149,125	51,188	(4)	—		4,399,722
Kirsten Helvey	2016	346,875	(12)	—	1,693,746	(14)	—	269,500	(2)	—		2,310,121
Chief Operating Officer	2015	332,878		—	830,960		843,168	199,049	(3)	—		2,206,055
	2014	314,583		—	2,884,826	(16)	1,149,125	51,188	(4)	—		4,399,722

(1)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth herein or in the notes to our consolidated financial statements, which are included in our Original Report. These amounts do not necessarily correspond to the actual value that may be realized by the NEO.
(2)	The amounts represent the total performance-based bonuses earned for services rendered in 2016 under our 2016 Executive Compensation Plan.
(3)	The amounts represent the total performance-based bonuses earned for services rendered in 2015 under our 2015 Executive Compensation Plan.
(4)	The amounts represent the total performance-based bonuses earned for services rendered in 2014 under our 2014 Executive Compensation Plan.
(5)	The amount represents (i) the total performance-based commissions earned for subscription revenue and consulting services revenue under our sales commission plans, including subscription and consulting services revenue invoiced and received by us under contracts entered into in 2016 in accordance with the sales executive’s 2016 sales commission plan, and subscription revenue invoiced and received by us in 2016 under contracts entered into prior to 2016 in accordance with sales commission plans established for the sales executive in such years, and (ii) milestone bonuses paid upon the achievement of certain milestone sales targets. For more information, see “— Compensation Discussion and Analysis — Sales Commission Plan.”
(6)	The amount represents (i) the total performance-based commissions earned for subscription revenue and consulting services revenue under our sales commission plans, including subscription and consulting services revenue invoiced and received by us under contracts entered into in 2015 in accordance with the sales executive’s 2015 sales commission plan, and subscription revenue invoiced and received by us in 2015 under contracts entered into prior to 2015 in accordance with sales commission plans established for the sales executive in such years, and (ii) milestone bonuses paid upon the achievement of certain milestone sales targets. For more information, see “— Compensation Discussion and Analysis — Sales Commission Plan.”

(7)	The amount represents the total performance-based commissions earned for subscription revenue and consulting services revenue under our sales commission plans, including subscription and consulting services revenue invoiced and received by us under contracts entered into in 2014 in accordance with the sales executive’s 2014 sales commission plan, and subscription revenue invoiced and received by us in 2014 under contracts entered into prior to 2014 in accordance with sales commission plans established for the sales executive in such years. For more information, see “— Compensation Discussion and Analysis — Sales Commission Plan.”
(8)	On March 14, 2016, our Compensation Committee approved an increase of Mr. Miller’s base salary from $425,000 to $450,000, effective as of March 16, 2016. On June 23, 2016, our Compensation Committee approved an increase of Mr. Miller’s base salary from $450,000 to $500,000, effective as of July 1, 2016.
(9)	Mr. Swartz joined us in May 2016 with an annual salary of $425,000. Amounts for 2016 have been pro-rated to reflect approximately eight months of service.
(10)	On March 14, 2016, our Compensation Committee approved an increase of Mr. Belliveau’s base salary from €250,000 to €255,000, effective as of March 16, 2016. The amount in the table reflects a base salary of €255,000 from March 16, 2016 to December 31, 2016 and a base salary of €250,000 from January 1, 2016 to March 15, 2016, in each case converted into U.S. Dollars at the exchange rates in effect when payments were made.
(11)	On March 14, 2016, our Compensation Committee approved an increase of Mr. Goldin’s base salary from $335,000 to $350,000, effective as of March 16, 2016.
(12)	On March 14, 2016, our Compensation Committee approved an increase of Ms. Helvey’s base salary from $335,000 to $350,000, effective as of March 16, 2016.
(13)	Amounts represent the sum of payments made to Mr. Belliveau converted from Euros into U.S. Dollars at the exchange rates in effect when the payments were made.
(14)	This amount includes performance-based restricted stock units granted on July 1, 2016, which were valued using the closing share price on the grant date to estimate the fair value of this award. The number of shares of our common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon us meeting certain revenue and cash flow targets through December 31, 2018. The assumptions used in determining the number of shares to vest under the performance-based restricted stock units are based on the target amounts, which was determined to be the likely outcome at the time the awards were granted.
(15)	This amount includes performance-based restricted stock units actually granted to Mr. Miller on August 10, 2013, but for which the performance targets were not fixed until March 13, 2014, with a grant date fair value of $3,852,960. This award was terminated without any shares being issued as we did not achieve the required revenue levels to meet the threshold in 2014. Excluding the terminated award, Mr. Miller’s total grant date fair value for 2014 was $4,760,000.
(16)	This amount includes performance-based restricted stock units granted on December 14, 2014 which were valued using a Monte Carlo simulation to estimate the grant date fair value of this award. The valuation factored in the probability of the award vesting, in which eligibility was determined based on our performance with respect to initial revenue guidance for each of fiscal 2015 and 2016 and the measurement of our TSR against the TSR of companies listed in the NASDAQ Composite Index.
(17)	This amount represents expenses paid by the Company to reimburse Mr. Swartz for his relocation and travel related to him joining the Company in May 2016 as well as related tax gross-up payments of $63,703.

Fiscal 2016 Grants of Plan-Based Awards

The table below summarizes information concerning all plan-based awards granted to our NEOs during fiscal 2016, which ended on December 31, 2016.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards						Estimated Future Payouts Under Equity Incentive Plan Awards (1)
Name	Grant Date	Threshold ($)		Target ($)		Maximum ($)		Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#) (2)	All Other Option Awards: Number of Securities Underlying Options (#) (2)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards ($)(3)
Mr. Miller	—	11,875		475,000		831,250		—	—	—	—	—	—	—
	7/1/16	—		—		—		—	—	—	45,100	—	—	1,744,017
	7/1/16	—		—		—		16,875	67,500	202,500	—	—	—	2,610,225
Mr. Swartz	—	199,692	(6)	199,692	(6)	244,622	(6)	—	—	—	—	—	—	—
	5/2/16	—		—		—		—	—	—	—	50,000	34.30	734,193
	5/2/16	—		—		—		—	—	—	50,000	—	—	1,715,000
	5/2/16	—		—		—		—	—	—	40,000	—	—	1,372,000
Mr. Wallack	—	5,688		227,500		398,125		—	—	—	—	—	—	—
Mr. Carter	—	—		394,850	(4)	—		—	—	—	—	—	—	—
	7/1/2016	—		—		—		—	—	—	29,200	—	—	1,129,164
	7/1/2016	—		—		—		3,650	14,600	43,800	—	—	—	564,582
Mr. Belliveau	—	—		357,032	(4)(5)	—		—	—	—	—	—	—	—
	7/1/2016	—		—		—		—	—	—	29,200	—	—	1,129,164
	7/1/2016	—		—		—		3,650	14,600	43,800	—	—	—	564,582
Mr. Goldin	—	6,125		245,000		428,750		—	—	—	—	—	—	—
	7/1/2016	—		—		—		—	—	—	29,200	—	—	1,129,164
	7/1/2016	—		—		—		3,650	14,600	43,800	—	—	—	564,582
Ms. Helvey	—	6,125		245,000		428,750		—	—	—	—	—	—	—
	7/1/2016	—		—		—		—	—	—	29,200	—	—	1,129,164
	7/1/2016	—		—		—		3,650	14,600	43,800	—	—	—	564,582

(1)	Represents performance-based restricted stock unit awards which were granted under our 2010 Equity Incentive Plan. For more information, see “Compensation Discussion and Analysis — Long-Term Incentives (Equity Awards)” above.
(2)	The restricted stock units and stock option grants to purchase shares of our common stock were made under our 2010 Equity Incentive Plan and are subject to service-based vesting requirements. The exercise prices of the options were equal to the fair market value of our common stock on the date of grant.
(3)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth herein or in the notes to our consolidated financial statements, which are included in our Original Report. These amounts do not necessarily correspond to the actual value that may be realized by the NEO.
(4)	The non-equity incentive plan compensation earned by Messrs. Carter and Belliveau was paid under their respective sales commission plans, not under our 2016 Executive Compensation Plan. In each case, the sales executive received a sales commission, of which a portion was allocated to subscription revenue and a portion was allocated to services revenue. In addition, each sales commission plan established a sales quota and certain milestone sales targets. The target amount represents the amount to be earned in 2016 assuming (i) that the full sales quota and all milestone sales targets were met, (ii) any contingencies such as a material customization which may impair or delay revenue recognition has cleared, and (iii) that none of the sales contracts entered into were renewals. For more information, see “— Compensation Discussion and Analysis — Sales Commission Plan.”
(5)	Amount has been converted from Euros into U.S. Dollars at a rate of $1.0516 per Euro, the exchange rate in effect on January 1, 2017.
(6)	Represents bonus amounts payable to Mr. Swartz pro-rated to reflect approximately eight months of service. Annualized for the full year, the target and maximum bonus amount would be $297,500 and $520,625, respectively. For 2016, Mr. Swartz’s minimum bonus amount was set to match the target bonus amount.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding stock options and stock awards held by our NEOs as of December 31, 2016.

Name	Vesting Commencement Date		Option Awards — Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards — Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Awards — Option Exercise Price ($)	Option Awards — Option Expiration Date	Stock Awards— Number of Shares or Units of Stock That Have Not Vested (#)(2)	Stock Awards— Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(2)	Stock Awards— Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Stock Awards— Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(3)
Mr. Miller	11/7/2010	(4)	550,000	—	6.51	11/7/2020	—	—	—		—
	5/1/2012	(4)	248,700	—	20.85	5/1/2022	—	—	—		—
	7/1/2013	(4)	99,510	16,990	52.72	8/10/2023	—	—	—		—
	7/1/2014	(4)	49,542	32,458	46.20	7/1/2024	—	—	—		—
	7/1/2016	(7)	—	—	—	—	45,100	1,908,181	—		—
	7/1/2014	(5)	—	—	—	—	—	—	60,900	(9)	2,576,679
	12/14/2014	(5)	—	—	—	—	—	—	120,000	(9)	5,077,200
	7/1/2016	(5)	—	—	—	—	—	—	67,500	(10)	2,855,925
Mr. Swartz	5/2/2016	(4)	—	50,000	34.30	5/2/2026	—	—	—		—
	5/2/2016	(7)	—	—	—	—	50,000	2,115,500	—		—
	5/2/2016	(8)	—	—	—	—	40,000	1,692,400	—		—
Mr. Wallack	11/7/2010	(4)	24,808	—	6.51	11/7/2020	—	—	—		—
	5/1/2012	(4)	64,300	—	20.85	5/1/2022	—	—	—		—
	7/1/2013	(4)	45,552	—	44.01	7/1/2023	—	—	—		—
	7/1/2014	(4)	30,208	—	46.20	7/1/2024	—	—	—		—
	7/1/2015	(4)	19,833	—	35.36	7/9/2025	—	—	—		—
	12/14/2014	(5)	—	—	—	—	—	—	63,750	(10)	2,697,263
Mr. Carter	7/1/2012	(4)	1,113	—	23.81	7/1/2022	—	—	—		—
	7/1/2013	(4)	39,863	6,807	44.01	7/1/2023	—	—	—		—
	7/1/2014	(4)	30,208	19,792	46.20	7/1/2024	—	—	—		—
	7/1/2015	(4)	19,833	36,167	35.56	7/9/2025	—	—	—		—
	7/1/2013	(7)	—	—	—	—	2,915	123,334	—		—
	7/1/2014	(7)	—	—	—	—	6,194	262,068	—		—
	7/1/2015	(7)	—	—	—	—	17,625	745,714	—		—
	7/1/2016	(7)	—	—	—	—	29,200	1,235,452	—		—
	12/14/2014	(5)	—	—	—	—	—	—	93,750	(9)	3,966,563
	7/1/2016	(5)	—	—	—	—	—	—	14,600	(10)	617,726
Mr. Belliveau	7/1/2013	(4)	39,863	6,807	44.01	7/1/2023	—	—	—		—
	7/1/2014	(4)	30,208	19,792	46.20	7/1/2024	—	—	—		—
	7/1/2015	(4)	19,833	36,167	35.56	7/9/2025	—	—	—		—
	7/1/2015	(7)	—	—	—	—	17,625	745,714	—		—
	7/1/2016	(7)	—	—	—	—	29,200	1,235,452	—		—
	12/14/2014	(5)	—	—	—	—	—	—	93,750	(9)	3,966,563
	7/1/2016	(5)	—	—	—	—	—	—	14,600	(10)	617,726

Name	Vesting Commencement Date		Option Awards — Number of Securities Underlying Unexercised Options (#) Exercisable	Option Awards — Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Awards — Option Exercise Price ($)	Option Awards — Option Expiration Date	Stock Awards— Number of Shares or Units of Stock That Have Not Vested (#)(2)	Stock Awards— Market Value of Shares or Units of Stock That Have Not Vested ($)(1)(2)	Stock Awards— Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)		Stock Awards— Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)(3)
Mr. Goldin	7/1/2012	(4)	7,788	—	23.81	7/1/2022	—	—	—		—
	7/1/2013	(4)	39,863	6,807	44.01	7/1/2023	—	—	—		—
	7/1/2014	(4)	30,208	19,792	46.20	7/1/2024	—	—	—		—
	7/1/2015	(4)	19,833	36,167	35.56	7/9/2025	—	—	—		—
	7/1/2013	(7)	—	—	—	—	2,915	123,334	—		—
	7/1/2014	(7)	—	—	—	—	6,194	262,068	—		—
	7/1/2015	(7)	—	—	—	—	17,625	745,714	—		—
	7/1/2016	(7)	—	—	—	—	29,200	1,235,452	—		—
	12/14/2014	(5)	—	—	—	—	—	—	93,750	(9)	3,966,563
	7/1/2016	(5)	—	—	—	—	—	—	14,600	(10)	617,726
Ms. Helvey	10/1/2011	(4)	60,000	—	12.54	10/1/2021	—	—	—		—
	7/1/2012	(6)	23,300	—	23.81	7/1/2022	—	—	—		—
	7/1/2012	(4)	26,700	—	23.81	7/1/2022	—	—	—		—
	7/1/2013	(4)	39,863	6,807	44.01	7/1/2023	—	—	—		—
	7/1/2014	(4)	30,208	19,792	46.20	7/1/2024	—	—	—		—
	7/1/2015	(4)	19,833	36,167	35.56	7/9/2025	—	—	—		—
	7/1/2013	(7)	—	—	—	—	2,915	123,334	—		—
	7/1/2014	(7)	—	—	—	—	6,194	262,068	—		—
	7/1/2015	(7)	—	—	—	—	17,625	745,714	—		—
	7/1/2016	(7)	—	—	—	—	29,200	1,235,452	—		—
	12/14/2014	(5)	—	—	—	—	—	—	93,750	(9)	3,966,563
	7/1/2016	(5)	—	—	—	—	—	—	14,600	(10)	617,726

(1)	This column represents the market value of the shares of our common stock underlying the restricted stock units as of December 31, 2016, based on the closing price of our common stock as reported on the NASDAQ Global Select Market of $42.31 per share on December 31, 2016.
(2)	These columns represent amounts related to awards of restricted stock units.
(3)	These columns represent amounts related to awards of performance-based restricted stock units.
(4)	One fourth (1/4) of the shares subject to the option shall vest on the first anniversary of the vesting commencement date, and one forty-eighth (1/48th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date (and if there is no corresponding day, on the last day of the month), such that all of the shares subject to the option will have vested as of the fourth anniversary of the vesting commencement date, subject to option holder’s continuing to be a service provider through each such date.
(5)	All of the eligible shares subject to the performance-based restricted stock units will vest on the third anniversary of the vesting commencement date, subject to the satisfaction of certain performance conditions and the award holder’s continuing to be a service provider through such date.
(6)	One third (1/3) of the shares subject to the option shall vest on the first anniversary of the vesting commencement date, and one thirty-sixth (1/36th) of the shares subject to the option shall vest each month thereafter on the same day of the month as the vesting commencement date (and if there is no corresponding day, on the last day of the month), such that all of the shares subject to the option will have vested as of the third anniversary of the vesting commencement date, subject to option holder’s continuing to be a service provider through each such date.

(7)	One fourth (1/4) of the shares subject to the restricted stock units will vest on each of the first, second, third and fourth anniversaries of the vesting commencement date, in each case subject to the award holder’s continued service with us on each such date.
(8)	One half (1/2) of the shares subject to the restricted stock units will vest on each of the first and second anniversaries of the vesting commencement date, in each case subject to the award holder’s continued service with us on each such date
(9)	These performance-based restricted stock unit awards reflect the achievement of the total remaining eligible number of shares.
(10)	These performance-based restricted stock unit awards reflect the achievement of the target performance level.

Fiscal 2016 Option Exercises and Stock Vested

The following table provides information regarding options and stock awards exercised and vested, respectively, and value realized for each of our NEOs during the fiscal year that ended on December 31, 2016.

Name	Option Awards — Number of Shares Acquired on Exercise (#)	Option Awards — Value Realized on Exercise ($)(1)	Stock Awards — Number of Shares Acquired on Vesting (#)	Stock Awards — Value Realized on Vesting ($)(2)
Mr. Miller	—	—	—	—
Mr. Swartz	—	—	—	—
Mr. Wallack	—	—	18,071	689,695
Mr. Carter	19,356	437,794	13,687	529,276
Mr. Belliveau	150,000	2,713,500	5,875	227,186
Mr. Goldin	—	—	13,687	529,276
Ms. Helvey	—	—	13,687	529,276

(1)	Based on the market price of our common stock on the date of exercise less the option exercise price paid for those shares, multiplied by the number of shares for which the option was exercised.
(2)	Based on the market price of our common stock on the vesting date, multiplied by the number of shares vested.

Pension Benefits and Nonqualified Deferred Compensation

We do not provide a pension plan for our employees, and none of our NEOs participated in a nonqualified deferred compensation plan during the fiscal year ended December 31, 2016.

Offer Letters and Employment Agreements; Potential Payments Upon Termination, Change in Control or Upon Termination Following Change in Control

Adam Miller

On November 8, 2010, we entered into an employment agreement with Mr. Miller, our Chief Executive Officer and President. In the event that we terminate Mr. Miller without cause or if Mr. Miller terminates his employment for good reason, and in either event the termination does not occur during the period beginning three months prior to the consummation of a change of control and ending 18 months following the consummation of a change of control, Mr. Miller will receive: (i) continued payments of his base salary for 18 months, (ii) 150% of his average actual bonus for the three-year period prior to the year in which the termination occurs, (iii) 18 months of acceleration of all unvested equity awards, (iv) the payment of premiums for continued health, dental and vision benefits for Mr. Miller (and any eligible dependents) for up to 18 months, and (v) any earned but unpaid bonus amounts.

In the event that we terminate Mr. Miller without cause or if Mr. Miller terminates his employment for good reason, and in either event the termination occurs during the period beginning three months prior to the consummation of a change of control and ending 18 months following the consummation of a change of control, Mr. Miller will receive: (i) a lump-sum payment equal to the sum of 18 months’ of base salary plus 150% of his target annual bonus, (ii) full acceleration of all unvested equity awards with a 12-month post termination exercise period (unless the options expire earlier), (iii) the payment of premiums for continued health, dental and vision benefits for Mr. Miller (and any eligible dependents) for up to 18 months, and (iv) any earned but unpaid bonus amounts.

The severance payments discussed above are subject to Mr. Miller signing and not revoking a release of claims and continuing to comply with his confidentiality and employment agreements.

Mr. Miller’s employment agreement also provides that in the event that the severance payments and other benefits payable to Mr. Miller constitute “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, and would be subject to the applicable excise tax, then the severance benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by Mr. Miller of the greatest amount of benefits on an after-tax basis.

The following table shows the pre-tax payments that Mr. Miller would have received under the terms of his employment agreement if a trigger event had occurred on December 31, 2016:

Benefits and Payments upon Trigger Event	Terminated Without Cause or Terminates for Good Reason in Connection with a Change of Control(1)		Terminated Without Cause or Terminates for Good Reason not in Connection with a Change of Control(1)
Severance payments attributable to base salary(2)(3)	$750,000		$750,000
Severance payments attributable to bonus	712,500	(4)	456,626
Acceleration of equity awards(5)	1,908,181	(6)	477,045
Company-paid premiums(7)	35,143		35,143

Total	$3,405,824		$1,718,814

(1)	A termination is considered to be “in connection with a change of control” if Mr. Miller’s employment with us is either (i) terminated by us without cause or (ii) terminated by Mr. Miller for good reason, and in either event, during the period beginning three months prior to the consummation of a change of control and ending 18 months following the consummation of a change of control.
(2)	Severance payments will be paid in a lump sum upon a qualifying termination in connection with a change of control or in continuing payments upon a qualifying termination that is not in connection with a change of control.
(3)	Calculations are based on a base salary of $500,000, which is the base salary that was in effect as of December 31, 2016.
(4)	Calculations are based on a target bonus amount of $475,000, which is the target bonus amount that was in effect under the 2016 Executive Compensation Plan. See the Grants of Plan-Based Awards Table for 2016 above.
(5)	The value of the accelerated options was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016, and the per share exercise price of the accelerated options. The value of the accelerated restricted stock units was calculated by multiplying (x) the number of restricted stock units subject to acceleration by (y) $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016.
(6)	Assuming that Mr. Miller had terminated without cause or terminated for good reason in connection with a change of control as of December 31, 2016, the performance-based restricted stock units granted in July 2014, December 2014 and July 2016 would not have resulted in any shares vesting. The eligible shares were calculated using the closing price of the Company and the related market index at December 31, 2016.
(7)	Represents the value of premiums paid by us for continued health, dental, and vision plans for Mr. Miller (and his eligible dependents) for 18 months.

As used in Mr. Miller’s employment agreement, the terms “cause,” “change of control” and “good reason” have the meanings set forth below under the heading “Definitions for the Employment Agreements of Mr. Miller.”

Definitions for the Employment Agreement of Mr. Miller

As used in the employment agreement of Mr. Miller, the terms below have the following meanings:

•	The term “cause” means: (i) an act of material dishonesty made by the executive in connection with his carrying out his job responsibilities to us intended to result in his substantial personal enrichment, (ii) the executive’s conviction of, or plea of nolo contendere to, a felony which our board of directors reasonably believes had or will have a material detrimental effect on our reputation or business, (iii) a willful act by the executive which constitutes gross misconduct and which is injurious to us or our affiliates, (iv) the executive’s willful and material breach of the employment agreement, including without limitation his intentional failure to perform his stated duties, and his continued failure to cure such breach to the reasonable satisfaction of our board of directors within 10 days following written notice of such breach to the executive, and (v) the executive’s material violation of a company policy that results in a material detrimental effect on our reputation or business.

•	The term “change of control” means the occurrence of any of the following: (i) a change in our ownership which occurs on the date that any one person, or more than one person acting as a group (“Person”), acquires ownership of our stock that, together with the stock held by such Person, constitutes more than 50% of the total voting power of our stock; provided, however, that for purposes of this subsection (i), the acquisition of additional stock by any one Person, who is considered to own more than 50% of the total voting power of our stock will not be considered a change of control, or (ii) a change in our effective control which occurs on the date that a majority of members of our board of directors (each, a “Director”) is replaced during any 12-month period by Directors whose appointment or election is not endorsed by a majority of the members of our board of directors prior to the date of the appointment or election. For purposes of this subsection (ii), if any Person is considered to be in effective control of us, the acquisition of additional control of us by the same Person will not be considered a change of control, or (iii) a change in the ownership of a substantial portion of our assets which occurs on the date that any Person acquires (or has acquired during the 12-month period ending on the date of the most recent acquisition by such person or persons) our assets that have a total gross fair market value equal to or more than 50% of the total gross fair market value of all of our assets immediately prior to such acquisition or acquisitions; provided, however, that for purposes of this subsection (iii), the following will not constitute a change in the ownership of a substantial portion of our assets: (A) a transfer to an entity that is controlled by our stockholders immediately after the transfer, or (B) a transfer of assets by us to: (1) a stockholder of our company (immediately before the asset transfer) in exchange for or with respect to our stock, (2) an entity, 50% or more of the total value or voting power of which is owned, directly or indirectly, by us, (3) a Person, that owns, directly or indirectly, 50% or more of the total value or voting power of all of our outstanding stock, or (4) an entity, at least 50% of the total value or voting power of which is owned, directly or indirectly, by a Person described in this subsection (iii)(B)(3). For purposes of this subsection (iii), gross fair market value means the value of our assets, or the value of the assets being disposed of, determined without regard to any liabilities associated with such assets. For purposes of this definition of change of control, persons will be considered to be acting as a group if they are owners of a corporation that enters into a merger, consolidation, purchase or acquisition of stock, or similar business transaction with us. Notwithstanding the foregoing, a transaction will not be deemed a change of control unless the transaction qualifies as a change in control event within the meaning of Code Section 409A. Further, the completion of an underwritten public offering of our common stock will not constitute a change of control and a transaction will not constitute a change of control if: (i) its sole purpose is to change our state of incorporation, or (ii) its sole purpose is to create a holding company that will be owned in substantially the same proportions by the persons who held the our securities immediately before such transaction. In addition, a transaction must actually be consummated in order for there to be a change of control.

•	The term “good reason” means without the executive’s express written consent: (i) a significant reduction or adverse change in his duties, position, reporting relationship or responsibilities, or the removal of him from such duties, position or responsibilities, (ii) a reduction by us in the executive’s base salary as in effect immediately prior to such reduction unless (a) such reduction is part of a salary reduction plan across our entire senior management team, (b) such reduction does not have a disproportionate effect on the executive in comparison to other members of our senior management team and (c) such reduction is not in excess of 10% of the executive’s base salary, (iii) a material reduction by us in the kind or level of benefits to which the executive was entitled immediately prior to such reduction with the result that the executive’s overall benefits package is significantly reduced disproportionally to other members of senior management, (iv) our material breach of a term of the employment agreement or any other agreement between us and the executive, including our failure to obtain assumption of the employment agreement by any successor, and (v) the relocation of the executive to a facility or a location more than 35 miles from his then present employment location. In addition, the executive must provide us written notice of the existence of the one or more of the above conditions within 90 days of its initial existence and we must be provided with 30 days to cure the condition. If the condition is not cured within such 30-day period, the executive must terminate employment within 30 days of the end of such cure period in order to qualify as a termination for good reason.

Brian Swartz

In May 2016 Mr. Swartz entered into a severance agreement with us. In the event that we terminate Mr. Swartz without cause or if Mr. Swartz terminates his employment for good reason, and in either event the termination does not occur during the period beginning three months prior to the consummation of a change of control and ending 18 months following the consummation of a change of control, Mr. Swartz will receive: (i) a lump-sum payment equal to 100% of his base salary, (ii) a lump-sum payment equal to 50% of his 2016 target bonus if termination occurs in 2016, (iii) nine months of acceleration of all unvested equity awards, (iv) the payment of premiums for continued health, dental and vision benefits for Mr. Swartz (and any eligible dependents) for up to 12 months, and (v) all accrued compensation.

In the event that we terminate Mr. Swartz without cause or if Mr. Swartz terminates his employment for good reason, and in either event the termination occurs during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control, Mr. Swartz will receive: (i) a lump-sum payment equal to 100% of his base salary plus 100% of his target annual bonus, (ii) full acceleration of all unvested equity awards with a 12-month post termination exercise period (unless the options expire earlier), (iii) the payment of premiums for continued health, dental and vision benefits for Mr. Swartz (and any eligible dependents) for up to 12 months, and (iv) any earned but unpaid bonus amounts.

The severance payments discussed above are subject to Mr. Swartz signing and not revoking a release of claims and continuing to comply with his confidentiality and employment agreements.

Mr. Swartz’s severance agreement also provides that in the event that the severance payments and other benefits payable to Mr. Swartz constitute “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, and would be subject to the applicable excise tax, then the severance benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by Mr. Swartz of the greatest amount of benefits on an after-tax basis.

The following table shows the pre-tax payments that Mr. Swartz would have received under the terms of his severance agreement if the severance agreement was in place as of December 31, 2016 and if a trigger event had occurred on December 31, 2016:

Benefits and Payments upon Trigger Event	Terminated Without Cause or Terminates for Good Reason in Connection with a Change of Control(1)		Terminated Without Cause or Terminates for Good Reason not in Connection with a Change of Control(1)
Severance Payments Attributable to Base Salary(2)(3)	$425,000		$425,000
Severance Payments Attributable to Bonus	297,500	(4)	148,750
Acceleration of Equity Awards(5)	4,208,400		1,931,678
Company-paid premiums(6)	23,429		23,429

Total	$4,954,329		$2,528,857

(1)	A termination is considered to be during the change of control period if Mr. Swartz’s employment with us is either (i) terminated by us without cause or (ii) terminated by Mr. Swartz for good reason, and in either event, during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control. If Mr. Swartz’s employment is terminated as a result of his disability or his death, then Mr. Swartz’s outstanding and unvested equity awards will vest as if Mr. Swartz’s termination were treated as a termination without cause (and either within or outside of the change of control period, as applicable).
(2)	Severance payments will be paid in a lump sum upon a qualifying termination.
(3)	Calculations are based on a base salary of $425,000, which is the base salary that was in effect as of December 31, 2016.
(4)	Calculations are based on a target bonus amount of $297,500, which is the target bonus amount that was in effect under the 2016 Executive Compensation Plan. See the Grants of Plan-Based Awards Table for 2016 above.

(5)	The value of the accelerated options was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016, and the per share exercise price of the accelerated options. The value of the accelerated restricted stock units was calculated by multiplying (x) the number of restricted stock units subject to acceleration by (y) $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016.
(6)	Represents the value of premiums paid by us for continued health, dental, and vision plans for Mr. Swartz (and his eligible dependents) for 12 months.

As used in Mr. Swartz’s severance agreement, the terms “cause,” “change of control” and “good reason” have the meanings set forth above under the heading “Definitions for the Employment Agreement of Mr. Miller.”

To the extent awards are not assumed or substituted for in connection with a merger or change in control, our equity plans provide that such awards will accelerate and become fully exercisable.

Perry Wallack

In connection with his resignation as the Company’s Chief Financial Officer, Mr. Wallack entered into a transition agreement, or Retirement Agreement, with the Company, dated May 1, 2016, pursuant to which Mr. Wallack released all claims he may have against the Company and affirmed his obligations regarding confidential information as stated in his Proprietary Information and Inventions Agreement entered into with the Company.

The Retirement Agreement provides that through Mr. Wallack’s actual termination of employment with the Company, which is expected to occur on or around December 31, 2016, he will continue to be employed pursuant to the current terms of his employment, as amended by the Retirement Agreement. If Mr. Wallack remains employed with the Company through December 31, 2016, or, if prior to that date his employment with the Company is terminated for reasons other than for “cause”, then, subject to Mr. Wallack executing and not revoking a supplemental release of claims, he will receive the following: (i) any unpaid bonus he would have received pursuant to the Company’s 2016 annual cash incentive arrangement assuming as if he continued employment through December 31, 2016, (ii) the ability to exercise any vested stock options through December 31, 2018, and (iii) continued eligibility to earn some or all of the restricted stock units subject to the December 14, 2014 Restricted Stock Unit Award Agreement, or the December 2014 Grant Agreement, with the maximum number of restricted stock units that may be earned under the December 2014 Grant Agreement upon achievement of the maximum and target performance levels each decreased by 32%.

David J. Carter

In April 2013, Mr. Carter entered into a severance agreement with us that superseded any rights to severance and/or change of control benefits in his amended and restated employment agreement entered onto on November 8, 2010. The severance agreement has an initial term of three years. Thereafter, the severance agreement will renew automatically for additional one-year terms unless either party provides the other with written notice of non-renewal at least 90 days prior to the date of automatic renewal.

If the Company terminates Mr. Carter’s employment with the Company without cause or if Mr. Carter resigns for good reason, and, in each case, such termination occurs outside the period beginning three months prior to, and ending 12 months following, a change of control (such period, the “change of control period”), then Mr. Carter will receive: (i) a lump-sum payment equal to 100% of his base salary, (ii) the payment of premiums for continued COBRA coverage for Mr. Carter (and his eligible dependents) for up to 12 months, (iii) nine months of acceleration of all unvested equity awards, and (iv) all accrued compensation.

If the Company terminates Mr. Carter’s employment with the Company without cause or if Mr. Carter resigns for good reason, and, in each case, such termination occurs during the change of control period, then Mr. Carter will receive: (i) a lump-sum payment equal to 100% of his base salary, (ii) a lump-sum payment equal to 100% of his target bonus and commission for the year of termination (whether established on a quarterly, semi-annual, annual and/or other periodic basis), (iii) the payment of premiums for continued COBRA coverage for Mr. Carter (and his eligible dependents) for up to 12 months, (iv) full acceleration of all unvested equity awards with a 12-month post-termination exercise period (unless the awards expire earlier), and (v) all accrued compensation.

If the Company terminates Mr. Carter’s employment with the Company as a result of his disability or due to his death, then Mr. Carter’s outstanding and unvested equity awards will vest as if Mr. Carter’s termination were treated as a termination without cause (and either within or outside of the change of control period, as applicable).

The severance payments discussed above are subject to Mr. Carter signing and not revoking a separation agreement and release of claims and continuing to comply with his confidentiality agreement.

Mr. Carter’s severance agreement also provides that in the event that the severance payments and other benefits payable to Mr. Carter constitute “parachute payments” under Section 280G of the Internal Revenue Code of 1986, as amended, and would be subject to the applicable excise tax, then the severance benefits will be either (i) delivered in full or (ii) delivered to such lesser extent which would result in no portion of such benefits being subject to the excise tax, whichever results in the receipt by Mr. Carter of the greatest amount of benefits on an after-tax basis.

The following table shows the pre-tax payments that Mr. Carter would have received under the terms of his severance agreement if the severance agreement was in place as of December 31, 2016 and if a trigger event had occurred on December 31, 2016:

Benefits and Payments upon Trigger Event	Terminated Without Cause or Terminates for Good Reason in Connection with a Change of Control(1)		Terminated Without Cause or Terminates for Good Reason not in Connection with a Change of Control(1)
Severance Payments Attributable to Base Salary(2)(3)	$290,000		$290,000
Severance Payments Attributable to Bonus	394,850	(4)	—
Acceleration of Equity Awards(5)	2,827,807	(6)	884,777
Company-paid premiums(7)	23,429		23,429

Total	$3,536,086		$1,198,206

(1)	A termination is considered to be during the change of control period if Mr. Carter’s employment with us is either (i) terminated by us without cause or (ii) terminated by Mr. Carter for good reason, and in either event, during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control. If Mr. Carter’s employment is terminated as a result of his disability or his death, then Mr. Carter’s outstanding and unvested equity awards will vest as if Mr. Carter’s termination were treated as a termination without cause (and either within or outside of the change of control period, as applicable).
(2)	Severance payments will be paid in a lump sum upon a qualifying termination.
(3)	Calculations are based on a base salary of $290,000, which is the base salary that was in effect as of December 31, 2016.
(4)	Calculations are based on a target bonus and/or commission amount of $394,850, which is the target amount that was in effect under Mr. Carter’s sales commission plan. See the Grants of Plan-Based Awards Table for 2016 above.
(5)	The value of the accelerated options was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016, and the per share exercise price of the accelerated options. The value of the accelerated restricted stock units was calculated by multiplying (x) the number of restricted stock units subject to acceleration by (y) $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016.
(6)	Assuming that Mr. Carter had terminated without cause or terminated for good reason in connection with a change of control as of December 31, 2016, the performance-based restricted stock units granted in both December 2014 and July 2016 would not have resulted in any shares vesting. The eligible shares were calculated using the closing price of the Company and the related market index at December 31, 2016.
(7)	Represents the value of premiums paid by us for continued health, dental, and vision plans for Mr. Carter (and his eligible dependents) for 12 months.

As used in Mr. Carter’s severance agreement, the terms “cause,” “change of control” and “good reason” have the meanings set forth above under the heading “Definitions for the Employment Agreement of Mr. Miller.”

To the extent awards are not assumed or substituted for in connection with a merger or change in control, our equity plans provide that such awards will accelerate and become fully exercisable.

Vincent Belliveau

In April 2014, Mr. Belliveau entered into a severance agreement with us that superseded any rights to severance and/or change of control benefits in his amended and restated employment agreement entered onto on February 10, 2011. The severance agreement has an initial term of three years. Thereafter, the severance agreement will renew automatically for additional one-year terms unless either party provides the other with written notice of non-renewal at least 90 days prior to the date of automatic renewal.

If the Company terminates Mr. Belliveau’s employment with the Company without cause or if Mr. Belliveau resigns for good reason, and, in each case, such termination occurs outside the period beginning three months prior to, and ending 12 months following, a change of control (such period, the “change of control period”), then Mr. Belliveau will receive nine months of acceleration of all unvested equity awards.

If the Company terminates Mr. Belliveau’s employment with the Company without cause or if Mr. Belliveau resigns for good reason, and, in each case, such termination occurs during the change of control period, then Mr. Belliveau will receive full acceleration of all unvested equity awards with a 12-month post-termination exercise period (unless the awards expire earlier).

If the Company terminates Mr. Belliveau’s employment with the Company as a result of his disability or due to his death, then Mr. Belliveau’s outstanding and unvested equity awards will vest as if Mr. Belliveau’s termination were treated as a termination without cause (and either within or outside of the change of control period, as applicable).

The severance payments discussed above are subject to Mr. Belliveau signing and not revoking a separation agreement and release of claims and continuing to comply with his confidentiality agreement.

The following table shows the pre-tax payments that Mr. Belliveau would have received under the terms of his severance agreement if the severance agreement was in place as of December 31, 2016 and if a trigger event had occurred on December 31, 2016:

Benefits and Payments upon Trigger Event	Terminated Without Cause or Terminates for Good Reason in Connection with a Change of Control(1)		Terminated Without Cause or Terminates for Good Reason not in Connection with a Change of Control(1)
Acceleration of Equity Awards(2)	$2,232,526	(3)	$630,409

Total	$2,232,526		$630,409

(1)	A termination is considered to be during the change of control period if Mr. Belliveau’s employment with us is either (i) terminated by us without cause or (ii) terminated by Mr. Belliveau for good reason, and in either event, during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control. If Mr. Belliveau’s employment is terminated as a result of his disability or his death, then Mr. Belliveau’s outstanding and unvested equity awards will vest as if Mr. Belliveau’s termination were treated as a termination without cause (and either within or outside of the change of control period, as applicable).
(2)	The value of the accelerated options was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016, and the per share exercise price of the accelerated options. The value of the accelerated restricted stock units was calculated by multiplying (x) the number of restricted stock units subject to acceleration by (y) $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016.
(3)	Assuming that Mr. Belliveau had terminated without cause or terminated for good reason in connection with a change of control as of December 31, 2016, the performance-based restricted stock units granted in both December 2014 and July 2016 would not have resulted in any shares vesting. The eligible shares were calculated using the closing price of the Company and the related market index at December 31, 2016.

As used in Mr. Belliveau’s severance agreement, the terms “cause,” “change of control” and “good reason” have the meanings set forth above under the heading “Definitions for the Employment Agreement of Mr. Miller.”

To the extent awards are not assumed or substituted for in connection with a merger or change in control, our equity plans provide that such awards will accelerate and become fully exercisable.

Mark Goldin

In April 2013, Mr. Goldin entered into a severance agreement with us that superseded any rights to severance and/or change of control benefits in his employment agreement entered into on May 24, 2010. Mr. Goldin’s severance agreement has the same terms and conditions as Mr. Carter’s severance agreement as described above.

The following table shows the pre-tax payments that Mr. Goldin would have received under the terms of his severance agreement if the severance agreement was in place as of December 31, 2016 and if a trigger event had occurred on December 31, 2016:

Benefits and Payments upon Trigger Event	Terminated Without Cause or Terminates for Good Reason in Connection with a Change of Control(1)		Terminated Without Cause or Terminates for Good Reason not in Connection with a Change of Control(1)
Severance Payments Attributable to Base Salary(2)(3)	$350,000		$350,000
Severance Payments Attributable to Bonus	245,000	(4)	—
Acceleration of Equity Awards(5)	2,617,928	(6)	884,777
Company-paid premiums(7)	15,271		15,271

Total	$3,228,199		$1,250,048

(1)	A termination is considered to be during the change of control period if Mr. Goldin’s employment with us is either (i) terminated by us without cause or (ii) terminated by Mr. Goldin for good reason, and in either event, during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control. If Mr. Goldin’s employment is terminated as a result of his disability or his death, then Mr. Goldin’s outstanding and unvested equity awards will vest as if Mr. Goldin’s termination were treated as a termination without cause (and either within or outside of the change of control period, as applicable).
(2)	Severance payments will be paid in a lump sum upon a qualifying termination.
(3)	Calculations are based on a base salary of $350,000, which is the base salary that was in effect as of December 31, 2016.
(4)	Calculations are based on a target bonus amount of $245,000, which is the target bonus amount that was in effect under the 2016 Executive Compensation Plan. See the Grants of Plan-Based Awards Table for 2016 above.
(5)	The value of the accelerated options was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016, and the per share exercise price of the accelerated options. The value of the accelerated restricted stock units was calculated by multiplying (x) the number of restricted stock units subject to acceleration by (y) $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016.
(6)	Assuming that Mr. Goldin had terminated without cause or terminated for good reason in connection with a change of control as of December 31, 2016, the performance-based restricted stock units granted in both December 2014 and July 2016 would not have resulted in any shares vesting. The eligible shares were calculated using the closing price of the Company and the related market index at December 31, 2015.
(7)	Represents the value of premiums paid by us for continued health, dental, and vision plans for Mr. Goldin (and his eligible dependents) for 12 months.

As used in Mr. Goldin’s severance agreement, the terms “cause,” “change of control” and “good reason” have the meanings set forth above under the heading “Definitions for the Employment Agreement of Mr. Miller.”

To the extent awards are not assumed or substituted for in connection with a merger or change in control, our equity plans provide that such awards will accelerate and become fully exercisable.

Kirsten Helvey

In April 2013, Ms. Helvey entered into a severance agreement with us. Ms. Helvey’s severance agreement has the same terms and conditions as Mr. Carter’s severance agreement as described above.

The following table shows the pre-tax payments that Ms. Helvey would have received under the terms of her severance agreement if the severance agreement was in place as of December 31, 2016 and if a trigger event had occurred on December 31, 2016:

Benefits and Payments upon Trigger Event	Terminated Without Cause or Terminates for Good Reason in Connection with a Change of Control(1)		Terminated Without Cause or Terminates for Good Reason not in Connection with a Change of Control(1)
Severance Payments Attributable to Base Salary(2)(3)	$350,000		$350,000
Severance Payments Attributable to Bonus	245,000	(4)	—
Acceleration of Equity Awards(5)	2,617,928	(6)	884,777
Company-paid premiums(7)	23,429		23,429

Total	$3,236,357		$1,258,206

(1)	A termination is considered to be during the change of control period if Ms. Helvey’s employment with us is either (i) terminated by us without cause or (ii) terminated by Ms. Helvey for good reason, and in either event, during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control. If Ms. Helvey’s employment is terminated as a result of her disability or her death, then Ms. Helvey’s outstanding and unvested equity awards will vest as if Ms. Helvey’s termination were treated as a termination without cause (and either within or outside of the change of control period, as applicable).
(2)	Severance payments will be paid in a lump sum upon a qualifying termination.
(3)	Calculations are based on a base salary of $350,000, which is the base salary that was in effect as of December 31, 2016.
(4)	Calculations are based on a target bonus amount of $245,000, which is the target bonus amount that was in effect under the 2016 Executive Compensation Plan. See the Grants of Plan-Based Awards Table for 2016 above.
(5)	The value of the accelerated options was calculated by multiplying (x) the number of shares subject to acceleration by (y) the difference between $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016, and the per share exercise price of the accelerated options. The value of the accelerated restricted stock units was calculated by multiplying (x) the number of restricted stock units subject to acceleration by (y) $42.31, the closing price per share of our common stock on the NASDAQ Global Select Market on December 31, 2016.
(6)	Assuming that Ms. Helvey had terminated without cause or terminated for good reason in connection with a change of control as of December 31, 2016, the performance-based restricted stock units granted in both December 2014 and July 2016 would not have resulted in any shares vesting. The eligible shares were calculated using the closing price of the Company and the related market index at December 31, 2016.
(7)	Represents the value of premiums paid by us for continued health, dental, and vision plans for Ms. Helvey (and her eligible dependents) for 12 months.

As used in Ms. Helvey’s severance agreement, the terms “cause,” “change of control” and “good reason” have the meanings set forth above under the heading “Definitions for the Employment Agreement of Mr. Miller.”

To the extent awards are not assumed or substituted for in connection with a merger or change in control, our equity plans provide that such awards will accelerate and become fully exercisable.

Director Compensation

The following table sets forth information concerning compensation paid or accrued for services rendered to us by non-employee members of our board of directors for the year ended December 31, 2016. Adam Miller, our Chief Executive Officer, does not receive additional compensation for his service as a director.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)(2)	Option Awards ($)(1)(2)	Total ($)(3)
Current non-employee directors:
R. C. Mark Baker	$62,167	$85,900	$181,693	$329,760
Harold W. Burlingame	$50,000	$85,900	$181,693	$317,593
Robert Cavanaugh	$40,500	$85,900	$181,693	$308,093
James McGeever(4)	$41,250	$85,900	$181,693	$308,843
Joseph P. Payne	$40,000	$85,900	$181,693	$307,593
Kristina Salen	$45,000	$85,900	$181,693	$312,593

(1)	Reflects the aggregate grant date fair value of stock options and restricted stock units computed in accordance with FASB ASC Topic 718. The assumptions used in the valuation of these awards are set forth in the notes to our consolidated financial statements, which are included in our Original Report. These amounts do not necessarily correspond to the actual value that may be realized by the director.
(2)	The aggregate number of shares subject to stock options and restricted stock units outstanding at December 31, 2016 for each non-employee director is as follows:

Name	Aggregate Number (#) of Stock Options Outstanding as of December 31, 2016	Aggregate Number (#) of Restricted Stock Units Outstanding as of December 31, 2016	Total Number (#) of Shares Subject to Outstanding Awards
R. C. Mark Baker	54,900	2,000	56,900
Harold W. Burlingame	130,855	2,000	132,855
Robert Cavanaugh	53,500	5,133	58,633
Joseph P. Payne	43,900	2,000	45,900
Kristina Salen	35,500	3,000	38,500

(3)	The number of options and restricted stock units that are granted to directors were based on our share price as of April 13, 2016. The grants, however, did not become effective until June 8, 2016. The Company’s share price increased by 26% between the date the grants were authorized and the date they became effective, causing the grant date fair value of the equity awards granted to directors to be approximately $68,000 more than they would have been if the grants had become effective in April. Notwithstanding the larger financial accounting cost due to the separation of the authorization of the grants and the date they became effective, the directors are financially and economically worse off because the number of shares subject to stock options remained constant between the date of authorization and the date of effectiveness, but the exercise prices of their options were higher than they would have been had the grants become effective in April.
(4)	Effective as of September 1, 2016, Mr. McGeever resigned from our board of directors.

Non-employee directors receive an annual retainer of $35,000. Our Lead Independent Director is paid an additional annual retainer of $20,000. The chair of our Audit Committee is paid an additional annual retainer of $20,000, and members of our Audit Committee other than the chair are paid an additional annual retainer of $5,000. The chair of our Compensation Committee is paid an additional annual retainer of $10,000, and members of our Compensation Committee other than the chair are paid an additional annual retainer of $3,000. The chair of our Nominating and Corporate Governance Committee is paid an additional annual retainer of $5,000, and members of our Nominating and Corporate Governance Committee other than the chair are paid an additional annual retainer of $2,500.

In addition to the compensation described above, each new non-employee director who joins our board of directors, upon election to our board of directors, is granted an initial stock option award to purchase shares of our common stock and an initial restricted stock unit award covering shares of our common stock with a combined target value of $400,000 using Black-Scholes methodology for the stock option awards and intrinsic value for the restricted stock unit awards, with approximately 2/3 of the target value granted in the form of a stock option and 1/3 of the target value granted in the form of restricted stock units. The exercise price of each such option will be equal to the fair market value of our common stock on the date of grant. Each initial stock option award will vest as to 1/3 of the shares subject to the option on the first anniversary of the date the director joined our board of directors, and the remaining shares will vest monthly in equal increments over the following two years, subject to the director’s continued service as of each such date. Each initial restricted stock unit award will vest over a three-year period with 1/3 of the restricted stock units scheduled to vest on each of the first three anniversaries of the grant date, subject to the director’s continued service as of each such date.

In addition, all non-employee directors will receive, on the date of each of our annual stockholder meetings, an annual stock option award to purchase shares of our common stock and an annual restricted stock unit award covering shares of our common stock with a combined target value of $200,000 using Black-Scholes methodology for the stock option awards and intrinsic value for the restricted stock awards (with the calculation of the value of such awards to be determined on the same day that the Compensation Committee approves the awards), with approximately 2/3 of the target value granted in the form of stock options and 1/3 of the target value granted in the form of restricted stock units. The exercise price of each such option will be equal to the fair market value of our common stock on the date of grant. Each annual stock option award and annual restricted stock unit award will vest on the first anniversary of the date of grant, subject to the director’s continued service as of such date.

In February 2017, we adopted share ownership guidelines for each of our non-employee directors. Each non-employee director on our board of directors is expected to accumulate and hold a number of shares of the Company’s common stock with a value equal to at least five times his or her annual cash retainer for service on our board of directors (not including retainers for serving as a member or chair of any committee of our board of directors), and to maintain this minimum amount of stock ownership throughout his or her tenure on our board of directors. Existing and new non-employee directors are expected to achieve the applicable level of ownership by February 2022.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN

BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of March 31, 2017 with respect to the beneficial ownership of our common stock by (i) each person we believe beneficially holds more than 5% of the outstanding shares of our common stock based solely on our review of SEC filings; (ii) each director; (iii) each named executive officer listed in the table entitled “Summary Compensation Table” under the section entitled “Executive Compensation”; and (iv) all directors and executive officers as a group. The information provided in the table is based on the Company’s records, information filed with the SEC and information provided to us, except where otherwise noted.

As of March 31, 2017, 56,729,526 shares of our common stock were issued and outstanding. In computing the number of shares of stock beneficially owned by a person and the percentage ownership of that person, we deemed outstanding shares subject to options held by that person that are currently exercisable or exercisable within 60 days of March 31, 2017, and shares issuable upon the vesting of restricted stock units within 60 days of March 31, 2017. However, we did not deem these shares to be outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, all persons named as beneficial owners of our common stock have sole voting power and sole investment power with respect to the shares indicated as beneficially owned. Unless otherwise noted below, the address of each stockholder listed on the table is c/o Cornerstone OnDemand, Inc., 1601 Cloverfield Blvd., Suite 620 South, Santa Monica, California 90404.

Name and address of beneficial owner	Shares of Common Stock Beneficially Owned(1)	Percentage
5% Stockholders:
Wasatch Advisors, Inc.(2)	5,445,534	9.6%
The Vanguard Group, Inc.(3)	3,861,430	6.8%
Praesidium Investment Management Company, LLC(4)	3,269,454	5.8%
BlackRock, Inc.(5)	3,096,348	5.5%
Named executive officers and directors:
Adam L. Miller(6)	5,508,484	9.5%
Perry A. Wallack(7)	628,120	1.1%
Brian L. Swartz(8)	45,000	*
David J. Carter(9)	122,145	*
Vincent Belliveau(10)	255,809	*
Mark Goldin(11)	118,335	*
Kirsten Helvey(12)	230,168	*
R. C. Mark Baker(13)	64,400	*
Harold W. Burlingame(14)	158,655	*
Robert Cavanaugh(15)	41,316	*
Joseph P. Payne(16)	50,550	*
Kristina Salen(17)	30,683	*
All directors and executive officers as a group (13 people)(18)	7,416,763	12.6%

(*)	Represents beneficial ownership of less than 1%.
(1)	Shares shown in the table above consist of shares (i) held in the beneficial owner’s name, (ii) held jointly by the beneficial owner with others, (iii) held in the name of a bank, nominee or trustee for the beneficial owner’s account or (iv) held by the beneficial owner pursuant to any voting trust or similar agreement.
(2)	According to a Schedule 13G/A filed with the SEC on February 14, 2017, the 5,445,534 shares reported by Wasatch, Inc. (“Wasatch”) are owned, or may be deemed to be beneficially owned, by Wasatch, an investment adviser, which holds sole voting power and dispositive power over the 5,445,534 shares. The address for Wasatch is 505 Wakara Way, Salt Lake City, Utah 84108.
(3)	According to a Schedule 13G/A filed with the SEC on February 10, 2017, the 3,861,430 shares reported by The Vanguard Group, Inc. (“Vanguard”) are owned, or may be deemed to be beneficially owned, by Vanguard, an investment adviser, which holds sole voting power over 100,324 shares, shared voting power over 6,331 shares, sole dispositive power over 3,757,275 shares and shared dispositive power over 104,155 shares. Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of Vanguard, is the beneficial owner of 97,824 shares as a result of its serving as investment manager of collective trust accounts. Vanguard Investments Australia, Ltd., a wholly-owned subsidiary of Vanguard, is the beneficial owner of 8,831 shares as a result of its serving as investment manager of Australian investment offerings. The address for Vanguard is 100 Vanguard Boulevard, Malvern, Pennsylvania 19355.
(4)	According to a Schedule 13D filed with the SEC on February 19, 2016, the 3,269,454 shares reported by Praesidium Investment Management Company, LLC (“Praesidium”) are owned, or may be deemed to be beneficially owned, by Praesidium, which holds sole voting power over 3,095,667 shares and sole dispositive power over 3,269,454 shares. As the managing members of Praesidium, each of Kevin Oram and Peter Uddo may be deemed to beneficially own the shares reported by Praesidium. The address for Praesidium is 1411 Broadway-29th Floor, New York, New York 10018.
(5)	According to a Schedule 13G filed with the SEC on January 30, 2017, the 3,096,348 shares reported by BlackRock, Inc. (“BlackRock”) are owned, or may be deemed to be beneficially owned, by BlackRock, the parent holding company, which holds sole voting power over 2,990,040 shares and sole dispositive power over 3,096,348 shares. The 3,096,348 shares reported are owned, directly or indirectly, by BlackRock or its subsidiaries, BlackRock Advisors, LLC, BlackRock Asset Management Canada Limited, BlackRock Asset Management Ireland Limited, BlackRock Asset Management Schweiz AG, BlackRock Fund Advisors, BlackRock Institutional Trust Company, N.A., BlackRock International Limited, BlackRock Investment Management (Australia) Limited, BlackRock Investment Management (UK) Ltd., BlackRock Investment Management, LLC. The address for Blackrock is 55 East 52nd Street, New York, NY10022.

(6)	Consists of (i) 3,484,065 shares held of record by Mr. Miller; (ii) 755,991 shares held of record by the Miller Family Irrevocable Trust dated as of July 1, 2010, for which the Goldman Sachs Trust Company of Delaware serves as trustee and special trustee, Mr. Miller’s spouse serves as investment advisor and Mr. Miller has the power to remove and replace the trustee, special trustee and investment advisor; (iii) 300,000 shares held of record by the MST Trust dated as of December 17, 2012, for which Goldman Sachs Trust Company of Delaware serves as trustee, Mr. Miller’s father serves as distribution advisor, Mr. Miller serves as investment advisor and Mr. Miller has the power to remove and replace the trustee, distribution advisor and investment advisor; and (iv) options to purchase 968,428 shares of Common Stock that are exercisable within 60 days of March 31, 2017.
(7)	Consists of (i) 45,222 shares held of record by Mr. Wallack; (ii) 389,197 shares held of record by the SC and FB Trust; (iii) 9,000 shares held of record by the Wallack Family Foundation; and (iv) 184,701 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(8)	Consists of (i) 12,500 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017; and (ii) 32,500 shares issuable upon the settlement of RSUs releasable within 60 days of March 31, 2017.
(9)	Consists of (i) 15,223 shares held of record by Mr. Carter; and (ii) 106,922 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(10)	Consists of (i) 150,000 shares held of record by Mr. Belliveau; and (ii) 105,809 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(11)	Consists of (i) 4,738 shares held of record by Mr. Goldin; and (ii) 113,597 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(12)	Consists of (i) 14,265 shares held of record by Ms. Helvey; (ii) 94 shares held by record by Ms. Helvey’s spouse; and (iii) 215,809 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(13)	Consists of (i) 18,000 shares held of record by Mr. Baker; and (ii) 46,400 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(14)	Consists of (i) 39,300 shares held of record by Mr. Burlingame; and (ii) 119,355 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(15)	Consists of (i) 3,917 shares held of record by Mr. Cavanaugh; and (ii) 35,833 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017 and (ii) 1,566 shares issuable upon the settlement of RSUs releasable within 60 days of March 31, 2017.
(16)	Consists of (i) 15,150 shares held of record by Mr. Payne; and (ii) 35,400 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(17)	Consists of (i) 4,350 shares held of record by Ms. Salen; and (ii) 26,333 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017.
(18)	Consists of (i) 5,260,890 shares held of record by our current directors and executive officers and their affiliates; (ii) 2,121,807 shares issuable pursuant to stock options exercisable within 60 days of March 31, 2017; and (iii) 34,066 shares issuable upon the settlement of RSUs releasable within 60 days of March 31, 2017.

EQUITY COMPENSATION PLAN INFORMATION

The following table provides information as of December 31, 2016 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by stockholders(2)	10,634,570	$20.80	2,545,059
Equity compensation plans not approved by stockholders	—	—	—

Total	10,634,570		2,545,059

(1)	The weighted average exercise price is calculated based solely on outstanding stock options. It does not take into account the shares of our common stock underlying RSUs, which have no exercise price.
(2)	Includes the following plans: 2010 Equity Incentive Plan (the “2010 Plan”), 2009 Equity Incentive Plan, 1999 Stock Plan and 2010 Employee Stock Purchase Plan (the “2010 ESPP”). Our 2010 Plan provides that on January 1st of each fiscal year commencing in 2012 and ending on (and including) January 1, 2020, the number of shares authorized for issuance under the 2010 Plan is automatically increased by a number equal to the lesser of (i) 5,550,000 shares of common stock, (ii) four and one half percent (4.5%) of the aggregate number of shares of common stock outstanding on December 31st of the preceding fiscal year, or (iii) a lesser number of shares that may be determined by the our board of directors. Our 2010 ESPP provides that on January 1st of each fiscal year commencing in 2012 and ending on (and including) January 1, 2020, the number of shares authorized for issuance under the 2010 ESPP is automatically increased by a number equal to the lesser of (i) 1,200,000 shares of common stock, (ii) one percent (1.0%) of the aggregate number of shares of common stock outstanding on such date, or (iii) an amount determined by our board of directors or a duly authorized committee of our board of directors.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Policies and Procedures for Related Party Transactions

We have adopted a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us, in which the amount involved exceeds $120,000, without the approval or ratification of our Audit Committee. In approving or rejecting any such proposal, our Audit Committee will take into account, among other factors it deems appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Related Party Transactions

In addition to the compensation arrangements discussed in the section titled “Executive Compensation,” in fiscal 2016, we were party to the following transactions in which the amount involved exceeded or will exceed $120,000, and in which any director, director nominee, executive officer or holder of more than 5% of any class of our voting stock, or any member of the immediate family of or entities affiliated with any of them may be deemed to have or have had a direct or indirect material interest.

Subscription Services Agreements

James McGeever, a member of our board of directors from June 2010 until September 2016, is Executive Vice President, NetSuite Global Business Unit at Oracle Corporation. In December 2009, we entered into a subscription services agreement with NetSuite, which was acquired by Oracle, under which we licensed the use of NetSuite’s enterprise resource planning software to manage portions of our financial systems. In fiscal 2016, we incurred expenses of approximately $0.7 million to NetSuite in license, maintenance and support fees under the terms of the agreement. In addition, we expect to pay approximately $0.6 million in such fees for fiscal 2017.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and officers. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware General Corporation Law.

Transactions with Cornerstone OnDemand Foundation

We helped form the Cornerstone OnDemand Foundation, or the Foundation, in 2010. The Foundation’s board of directors has five members, including Adam Miller, our Chief Executive Officer. None of the other four directors is an officer or employee of the Company. In fiscal 2016, we provided at no charge certain resources to the Foundation, with approximate value of $3.3 million. In addition, we expect to provide at no charge certain resources to the Foundation with approximate value of $3.5 million in 2017.

DIRECTOR INDEPENDENCE

Under the listing standards of The NASDAQ Stock Market, or NASDAQ, independent directors must comprise a majority of a listed company’s board of directors. In addition, the listing standards of NASDAQ require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent. Under the listing standards of NASDAQ, a director will only qualify as an “independent director” if, in the opinion of that company’s board of directors, the director does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Audit committee members must also satisfy the additional independence criteria set forth in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the listing standards of NASDAQ. In addition, compensation committee members must also satisfy the additional independence criteria set forth in Rule 10C-1 under the Exchange Act and the listing standards of NASDAQ.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including family relationships, our board of directors has determined that neither Ms. Salen nor Messrs. Baker, Burlingame, Cavanaugh or Payne, representing five of the six members of our board of directors has a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of such director and that each of these directors is “independent” as that term is defined under the listing standards of NASDAQ. Our board of directors also determined that Messrs. Baker and Burlingame and Ms. Salen, who comprise our Audit Committee, Messrs. Baker, Burlingame and Cavanaugh, who comprise our Compensation Committee, and Messrs. Baker, Cavanaugh and Payne, who comprise our Nominating and Corporate Governance Committee, satisfy the independence standards for those committees established by applicable SEC rules and the listing standards of NASDAQ. In making this determination, our board of directors considered the relationships that each non-employee director has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.

Item 14.	Principal Accounting Fees and Services

Principal Accounting Fees and Services

The following table sets forth the approximate aggregate fees billed to us by PricewaterhouseCoopers LLP for the fiscal years ended December 31, 2016 and 2015, respectively:

Fee Category	Fiscal 2016	Fiscal 2015
	(In thousands)
Audit Fees(1)	$2,143	$2,148
Audit-Related Fees(2)	146	130
Tax Fees(3)	208	429
All Other Fees(4)	2	4

Total Fees	$2,499	$2,711

(1)	Audit Fees consisted of professional services rendered in connection with the audit of the Company’s annual financial statements, an audit of the effectiveness of our internal control over financial reporting, quarterly reviews of financial statements included in the Company’s Quarterly Reports on Form 10-Q and professional services rendered in connection with consents and reviews of other documents filed with the SEC.
(2)	Audit-Related Fees consisted of professional services related to accounting and advisory and reports issued under attestation standards established by the AICPA.
(3)	Tax Fees consisted of professional services rendered in connection with tax compliance and consulting services.
(4)	All Other Fees consisted of fees paid for a subscription to an accounting research database.

Our Audit Committee has concluded that the provision of the non-audit services listed above was compatible with maintaining the independence of PricewaterhouseCoopers LLP.

Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm

Our Audit Committee has established a policy governing our use of the services of an independent registered public accounting firm. Under this policy, our Audit Committee is required to review and, as appropriate, pre-approves all audit and permissible non-audit services provided by our independent registered public accounting firm. These services may include audit services, audit-related services and tax services, as well as specifically designated non-audit services which, in the opinion of our Audit Committee, will not impair the independence of our independent registered public accounting firm. Pre-approval generally is provided for up to one year, and any pre-approval is detailed as to the particular service or category of services and generally is subject to a specific budget. Our independent registered public accounting firm and our management are required to periodically report to our Audit Committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, including the fees for the services performed to date. In addition, our Audit Committee and its Chair may also pre-approve particular services on a case-by-case basis, as necessary or appropriate.

All PricewaterhouseCoopers LLP services and fees in fiscal 2016 and 2015 were pre-approved by our Audit Committee.

Item 15.	Exhibits and Financial Statement Schedules

The following documents are filed as part of this report:

1.	Financial Statements. The consolidated financial statements of Cornerstone OnDemand, Inc. included in Part II, Item 8 of the Original Report.

2.	Financial Statement Schedule. Financial Statement Schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.

3.	Exhibits. See the Exhibit Index immediately following the signature page of this Amendment.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on May 1, 2017.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Brian L. Swartz
Brian L. Swartz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit	Exhibit Description	Incorporated by Reference
Number		Form	File No.	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of October 7, 2014, by and among the Registrant, Evolv Inc., Data Acquisition Sub, Inc. and, with respect to Article VII, Article VIII, Article IX and Article X thereof only, the Escrow Representative (as defined therein) and U.S. National Bank Association as Escrow Agent (as defined therein). The schedules and exhibits referenced in the agreement have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the SEC upon request.	10-K	001-35098	2.2	February 27, 2015

3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010

3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010

4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013

10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010

10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended and currently in effect.	S-1	333-169621	10.2	September 29, 2010

10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements, as currently in effect.	S-1	333-169621	10.3	September 29, 2010

10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010

10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010

10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010

10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010

10.7*	Employment Agreement between the Registrant and Perry Wallack, dated as of November 8, 2010.	S-1/A	333-169621	10.7	November 9, 2010

10.8*	Retirement Agreement between the Registrant and Perry Wallack, dated as of May 1, 2016.	10-Q	001-35098	10.2	August 5, 2016

10.9*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010

10.10*	Employment Agreement between the Registrant and Brian L. Swartz, dated as of May 1, 2016	10-Q	001-35098	10.1	August 5, 2016

10.11*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

10.12A*	2013 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.2	August 7, 2013

10.12B*	2014 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	August 7, 2014

10.12C*	2015 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 8, 2015

10.12D*	2016 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 6, 2016

10.13*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011

10.13A*	2013 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.3	August 7, 2013

10.13B*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	August 7, 2014

10.13C*	2015 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 8, 2015

10.13D*	2016 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 6, 2016

10.14*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers	10-Q	001-35098	10.4	August 7, 2013

10.15*	Description of 2015 Executive Bonus Plan	8-K	001-35098	n/a	March 26, 2015

10.16*	Description of 2016 Executive Bonus Plan	8-K	001-35098	n/a	March 18, 2016

10.17	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010

10.18	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010

10.19	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011	10-K	001-35098	10.16	March 6, 2012

10.20	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012	10-Q	001-35096	10.1	May 9, 2013

10.21	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013	10-Q	001-35096	10.2	May 9, 2013

21.1**	List of subsidiaries of the Registrant

23.1**	Consent of PricewaterhouseCoopers LLP

24.1**	Power of Attorney

31.1**	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.3	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.4	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2***	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**	Previously filed with our Annual Report on Form 10-K filed with the SEC on February 24, 2017.

***	Previously furnished with our Annual Report on Form 10-K filed with the SEC on February 24, 2017.