Form 10-Q
period 2017-03-31
Cornerstone OnDemand Inc
filed 2017-05-05
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 1, 2017
Common Stock	56,820,822

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$59,860	$83,300
Short-term investments	230,582	218,791
Accounts receivable, net	98,929	136,657
Deferred commissions	34,702	36,298
Prepaid expenses and other current assets	26,305	18,467
Total current assets	450,378	493,513
Capitalized software development costs, net	32,716	30,683
Property and equipment, net	22,061	23,962
Long-term investments	40,129	41,046
Intangible assets, net	5,203	7,421
Goodwill	25,894	25,894
Other assets, net	1,450	1,110
Total Assets	$577,831	$623,629
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$9,489	$24,392
Accrued expenses	33,403	47,619
Deferred revenue, current portion	252,711	272,206
Other liabilities	2,659	2,094
Total current liabilities	298,262	346,311
Convertible notes, net	240,788	238,435
Other liabilities, non-current	1,451	1,794
Deferred revenue, net of current portion	7,775	10,126
Total liabilities	548,276	596,666
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 56,730 and 56,516 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	495,294	476,230
Accumulated deficit	(469,930)	(453,719)
Accumulated other comprehensive income	4,185	4,446
Total stockholders’ equity	29,555	26,963
Total Liabilities and Stockholders’ Equity	$577,831	$623,629

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenue	$111,582	$99,324
Cost of revenue	33,949	31,650
Gross profit	77,633	67,674
Operating expenses:
Sales and marketing	56,894	56,701
Research and development	13,411	11,015
General and administrative	20,476	16,465
Amortization of certain acquired intangible assets	—	150
Total operating expenses	90,781	84,331
Loss from operations	(13,148)	(16,657)
Other income (expense):
Interest income	613	346
Interest expense	(3,302)	(3,190)
Other, net	197	1,793
Other income (expense), net	(2,492)	(1,051)
Loss before income tax provision	(15,640)	(17,708)
Income tax provision	(571)	(535)
Net loss	$(16,211)	$(18,243)
Net loss per share, basic and diluted	$(0.29)	$(0.33)
Weighted average common shares outstanding, basic and diluted	56,642	54,827

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(16,211)	$(18,243)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(174)	510
Net change in unrealized (losses) gains on investments	(87)	339
Other comprehensive (loss) income, net of tax	(261)	849
Total comprehensive loss	$(16,472)	$(17,394)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(16,211)	$(18,243)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,328	7,558
Accretion of debt discount and amortization of debt issuance costs	2,353	2,241
Purchased investment premium, net of amortization	155	210
Net foreign currency gain	(530)	(986)
Stock-based compensation expense	15,849	12,996
Changes in operating assets and liabilities:
Accounts receivable	38,257	15,389
Deferred commissions	1,718	1,955
Prepaid expenses and other assets	(7,433)	(3,330)
Accounts payable	(14,485)	(6,318)
Accrued expenses	(13,776)	(12,924)
Deferred revenue	(22,637)	(13,191)
Other liabilities	177	(211)
Net cash used in operating activities	(7,235)	(14,854)
Cash flows from investing activities:
Purchases of investments	(77,281)	(16,543)
Maturities of investments	65,487	20,186
Capital expenditures	(2,698)	(1,460)
Capitalized software costs	(5,756)	(4,642)
Net cash used in investing activities	(20,248)	(2,459)
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(33)
Proceeds from employee stock plans	3,473	4,084
Net cash provided by financing activities	3,473	4,051
Effect of exchange rate changes on cash and cash equivalents	570	98
Net decrease in cash and cash equivalents	(23,440)	(13,164)
Cash and cash equivalents at beginning of period	83,300	107,691
Cash and cash equivalents at end of period	$59,860	$94,527
Supplemental cash flow information:
Cash paid for interest	$1,898	$1,898
Cash paid for income taxes	648	720
Proceeds from employee stock plans received in advance of stock issuance	1,393	1,166
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$623	$1,278
Capitalized stock-based compensation	1,135	944

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
The Company is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). The Company helps organizations around the globe recruit, train and manage their employees. It is one of the world’s largest cloud computing companies. The Company’s human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Its focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board (“FASB”) issued a new accounting standards update (“ASU”) which amends the reporting requirement in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. The guidance requires registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. The Company implemented this requirement as of the beginning of the first quarter of 2017.
In March 2016, the FASB issued a new ASU to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this ASU as of the beginning of the first quarter of 2017 and has elected to continue to estimate expected forfeitures over the course of a vesting period. Further, the ASU eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. However, as of January 1, 2017, the previously unrecognized excess tax benefits of $39.4 million had no impact on our accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The adoption did not have any other material impacts on the Company’s financial statements.
Recent Accounting Pronouncements
In August 2016, the FASB issued a new ASU to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. This guidance is effective for our interim and annual reporting period beginning January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
In February 2016, the FASB issued a new ASU, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2019. Upon adoption, the Company expects additional lease liability to be recognized on the consolidated balance sheets. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.
In January 2016, the FASB issued a new ASU that provides guidance for the recognition, measurement, presentation, and disclosure of financial assets and liabilities. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
In May 2014, the FASB issued a new ASU that provides guidance for a model for recognizing revenue from contracts with customers. Under the new standard, the Company is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the expected consideration entitled in exchange for those goods or services. The standard permits the use of the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has evaluated the transition methods and elected to use the cumulative effect method and plans to adopt this standard beginning January 1, 2018. The Company anticipates that this standard will have a material impact on its consolidated financial statements but is still evaluating the accounting, transition and disclosure requirements of the standard. The Company estimates that the most significant impact will result from how it recognizes revenue for professional services, which will be based on the relative selling price without limitation to its contractual value. This change is expected to result in an increase in the aggregate amount allocated to professional services when allocating total contract values using the relative selling price method under the new standard. Additionally, the Company expects to recognize a portion of commission expense associated with new business over the expected customer life as opposed to over the term of the arrangement.
2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(16,211)	$(18,243)
Weighted-average shares of common stock outstanding	56,642	54,827
Net loss per share – basic and diluted	$(0.29)	$(0.33)

At March 31, 2017 and 2016, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	March 31,
	2017	2016
Options to purchase common stock, restricted stock units and performance-based restricted stock units	11,324	10,504
Shares issuable pursuant to employee stock purchase plan	89	81
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	20,777	19,949
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of March 31, 2017. Since the beneficial impact of the Note Hedges is anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including money market funds, which meet the definition of a cash equivalent, as of March 31, 2017 (in thousands):

	March 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$35,961	$—	$—	$35,961
Corporate bonds	66,823	9	(71)	66,761
Agency bonds	16,032	—	(31)	16,001
U.S. treasury securities	173,735	—	(210)	173,525
Commercial paper	12,452	—	—	12,452
	$305,003	$9	$(312)	$304,700
The following is a summary of investments in marketable securities, including money market funds, which meet the definition of a cash equivalent, as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$48,136	$—	$—	$48,136
Corporate bonds	60,725	1	(50)	60,676
Agency bonds	28,954	2	(26)	28,930
U.S. treasury securities	157,829	17	(160)	157,686
Commercial paper	10,473	—	—	10,473
	$306,117	$20	$(236)	$305,901
As of March 31, 2017, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of March 31, 2017 and December 31, 2016. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of March 31, 2017 and December 31, 2016.

Strategic Investments
As of March 31, 2017, the Company had net aggregate strategic investments of $2.0 million. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. During the three months ended March 31, 2017, the Company made $0.5 million in strategic investments.
These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. During the three months ended March 31, 2017, the Company recognized $0.6 million of impairment losses.
4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over the estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(24,893)	$5,091	$29,984	$(22,711)	$7,273
Software license rights	1,654	(1,542)	112	1,654	(1,506)	148
Total	$31,638	$(26,435)	$5,203	$31,638	$(24,217)	$7,421
Total amortization expense from finite-lived intangible assets was $2.2 million for the three months ended March 31, 2017, and $2.6 million for the three months ended March 31, 2016. Amortization expense of $2.2 million for the three months ended March 31, 2017, and $2.5 million for the three months ended March 31, 2016, related to developed technology and software license rights was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2017 (in thousands):

Remainder of 2017	$5,203
Total	$5,203
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended March 31, 2017, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three months ended March 31, 2017 and the year ended December 31, 2016.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$35,961	$35,961	$—	$—	$48,136	$48,136	$—	$—
Corporate bonds	66,761	—	66,761	—	60,676	—	60,676	—
Agency bonds	16,001	—	16,001	—	28,930	—	28,930	—
U.S. treasury securities	173,525	—	173,525	—	157,686	—	157,686	—
Commercial paper	12,452	—	12,452	—	10,473	—	10,473	—
	$304,700	$35,961	$268,739	$—	$305,901	$48,136	$257,765	$—
At March 31, 2017 and December 31, 2016, cash equivalents of $36.0 million and $48.1 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of March 31, 2017, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of March 31, 2017, no adjustments were made to such pricing information.
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of March 31, 2017 was $258.6 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amount of the liability component of the Notes as of March 31, 2017 and December 31, 2016 consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Principal amount	$253,000	$253,000
Unamortized debt discount	(10,523)	(12,550)
Net carrying amount before unamortized debt issuance costs	242,477	240,450
Unamortized debt issuance costs	(1,689)	(2,015)
Net carrying value	$240,788	$238,435
The effective interest rate of the liability component of the Notes is 5.4%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the Notes for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Contractual interest expense at 1.5% per annum	$949	$949
Amortization of debt issuance costs	326	310
Accretion of debt discount	2,028	1,931
Total	$3,303	$3,190
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
7. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2017 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2016	6,041	$32.01	6.2	$74,989
Granted	—	—
Exercised	(83)	24.23
Forfeited	(46)	45.58
Outstanding, March 31, 2017	5,912	$32.01	6.0	$60,869

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at March 31, 2017	5,010	$30.36	5.7	$59,245
Vested and expected to vest at March 31, 2017	5,878	31.97	6.0	60,797

(1)	Based on the Company’s closing stock price of $38.89 on March 31, 2017 and $42.31 on December 31, 2016.
Unrecognized compensation expense relating to stock options was $14.9 million at March 31, 2017, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units
The Company granted restricted stock units covering 0.5 million shares of its common stock during the three months ended March 31, 2017. At March 31, 2017, there were 3.5 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $98.9 million at March 31, 2017, which is expected to be recognized as expense over the weighted-average period of 2.9 years.

Performance-Based Restricted Stock Units
In July 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the issuance of performance-based restricted stock units to an executive officer of the Company. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index and (b) the recipient continuing to provide service through the end of the three year term of the award. Achievement of target performance level would result in the issuance of 40,600 shares and achievement at the maximum performance level would result in the issuance of 60,900 shares. The Company used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which will be recognized ratably over the three year term of the award.
In December 2014, the Compensation Committee approved the issuance of a special award of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, (b) the achievement of the Company’s revenue guidance for each of fiscal year 2015 and 2016 and (c) the recipient continuing to provide services to the Company through the end of the three year term of the award. The Company finalizes its revenue guidance in February of each year, thus a grant date was established in February of 2015 and February of 2016 for each of the two tranches of the award related to that year’s revenue guidance. Each tranche is treated as a separate grant and recognized from the date the revenue guidance is determined over the remaining portion of the original three year term of the award. Achievement of the target performance level would result in the issuance of 535,000 shares and achievement at maximum performance level would result in the issuance of an aggregate of 1,070,000 shares.
The Company used a Monte Carlo simulation to estimate the fair value of each tranche of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. (i) In the first quarter of 2015, the aggregate grant date fair value of the first half of the above awards was $9.9 million. (ii) In the fourth quarter of 2015, the fair value was subsequently decreased to $5.0 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. The decrease in value was a result of the maximum level of shares decreasing from an aggregate of 1,070,000 shares to an aggregate of 802,500 shares, representing a decrease from 535,000 shares to 267,500 shares for the first half of the awards and the maximum level achievable of 535,000 shares remaining for the second half of the awards. (iii) In the second quarter of 2016, an aggregate of 30,000 shares were forfeited as a result of the retirement of an executive officer of the Company. (iv) In the first quarter of 2017, the Compensation Committee provided clarification on the use of constant currency adjustments to the Company’s performance in relation to the revenue guidance for fiscal year 2016. As a result, during the three months ended March 31, 2017, the Company determined that the aggregate fair value of the awards was $9.5 million, which will be recognized over the remaining vesting period of the awards.
In July 2016, the Compensation Committee approved the issuance of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the Company meeting certain revenue and cash flow targets through December 31, 2018 and (b) the recipient continuing to provide services to the Company through the end of June 2019. Achievement of the target performance level would result in the issuance of 166,600 shares and achievement at maximum performance level would result in the issuance of 499,800 shares. The total amount of compensation expense recognized will be based on the number of estimated eligible shares, which will be evaluated each reporting period and determined by the Company’s actual and projected revenue and cash flow performance. These awards have a grant date fair value of $38.67 per share and the total compensation expense will be recognized over the three year vesting term of the awards.
In March 2017, the Compensation Committee approved the issuance of additional performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020. Achievement of the target performance level would result in the issuance of 185,270 shares and achievement at maximum performance level would result in the issuance of 555,810 shares. The total amount of compensation expense recognized will be based on the number of estimated eligible shares, which will be evaluated each reporting period and determined by the Company’s actual and projected revenue and cash flow performance. These awards have a grant date fair value of $41.73 per share and the total compensation expense will be recognized over the three year vesting term of the awards.

The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $3.1 million for the three months ended March 31, 2017. Unrecognized compensation expense related to unvested performance-based restricted stock units was $14.4 million at March 31, 2017, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 1.8 years.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of revenue	$1,210	$1,092
Sales and marketing expense	6,754	6,179
Research and development expense	2,102	1,787
General and administrative expense	5,783	3,938
Total	$15,849	$12,996

8. INCOME TAXES
The Company’s income tax provision was approximately $0.6 million with an effective income tax rate of (3.7)% for the three months ended March 31, 2017. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The income tax provision is related domestic income, to certain foreign income and withholding taxes. We do not have a material tax provision in the significant jurisdictions we operate in, such as the United States and United Kingdom, as we have historically generated losses and we have recorded a full valuation allowance against the net deferred tax assets and we do not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for the 2013 through 2016 tax years for its U.S. federal income tax returns. State income tax returns are subject to examination for the 2012 through 2016 tax years. The Company is subject to examination by various foreign jurisdictions for years after 2008. The Company does not reasonably expect significant changes to its uncertain tax positions within the next twelve months.
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

Lease Commitments
During the three months ended March 31, 2017, the Company entered into various operating lease agreements with remaining obligations of approximately $0.2 million in 2017 and $0.1 million in 2018.
Other Commitments
During the three months ended March 31, 2017, the Company entered into software subscription agreements with various service providers with remaining obligations of approximately $2.8 million in 2017, $3.2 million in 2018 and $3.0 million in 2019.
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
10. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended March 31, 2017 and 2016, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $0.8 million, respectively.
11. SUBSEQUENT EVENTS
During April and May 2017, the Compensation Committee granted restricted stock units covering an aggregate of 322,270 shares of the Company’s common stock which generally vest annually over four years.
During April 2017, the Company entered into software subscription agreements with various service providers with obligations of approximately $0.6 million in 2017, $0.4 million in 2018 and $0.1 million in 2019.
During May 2017, the Company entered into an agreement to finance the purchase of software subscriptions with obligations of approximately $0.7 million in each of 2017, 2018 and 2019. The software subscription is with a company that one of the newly appointed Board of Directors is an executive officer.

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
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 31.0 million users across 2,998 clients in 191 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $111.6 million for the three months ended March 31, 2017 from $99.3 million for the three months ended March 31, 2016.
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

•
Billings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than from new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track billings (formerly referred to as “bookings”), which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance to calculate billings so it better reflects new business activity in the period as evidenced by payments under our billing policies arising from the acquisition of new clients, sales of additional products to existing clients, the addition of incremental users by existing clients and client renewals. Billings are affected by our billing terms, and any changes in those billing terms may shift billings between periods. Due to the seasonality of our sales, billings growth is inconsistent from quarter to quarter throughout a calendar year. Additionally, billings growth can be impacted by fluctuations in foreign exchange rates. For a reconciliation of billings to revenue, please see “Results of Operations – Revenue and Metrics.”

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

•
Subscriptions to Our Products. Clients pay subscription fees for access to our products and support for a specified period of time, typically three years for our enterprise human capital management platform. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements.

•
Professional Services and Other. We offer our clients assistance in implementing our products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are generally billed on a fixed-fee basis and to a lesser degree on a time-and-material basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. We generally recognize revenue from fixed fee professional services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

Our client agreements generally include both subscription to access our products and related professional services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our products; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, delivery of contracted professional services and on-going client support; payments to external service providers contracted to perform implementation services; depreciation of data centers; amortization of capitalized software costs; amortization of developed technology and software license rights; content and licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing professional services are significantly higher as a percentage of revenue, than the costs associated with providing access to our products due to the labor costs to provide the consulting services. We expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
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

We have focused our research and development efforts on continuously improving our products. We believe that our research and development activities are efficient because we benefit from maintaining a single software code base for each of our products. We expect research and development expenses to increase proportionately with our business.

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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 24, 2017.
As of March 31, 2017, there have been no material changes to our critical accounting policies since December 31, 2016.
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

	Three Months Ended March 31,
	2017	2016
Revenue	$111,582	$99,324
Cost of revenue	33,949	31,650
Gross profit	77,633	67,674
Operating expenses:
Sales and marketing	56,894	56,701
Research and development	13,411	11,015
General and administrative	20,476	16,465
Amortization of certain acquired intangibles	—	150
Total operating expenses	90,781	84,331
Loss from operations	(13,148)	(16,657)
Other income (expense):
Interest income	613	346
Interest expense	(3,302)	(3,190)
Other, net	197	1,793
Loss before income tax provision	(15,640)	(17,708)
Income tax provision	(571)	(535)
Net loss	$(16,211)	$(18,243)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended March 31,
	2017	2016
Revenue (in thousands)	$111,582	$99,324
Billings (in thousands)	$89,736	$83,695
Number of clients	2,998	2,670
Number of users (in millions)	31.0	25.0

Revenue increased by $12.3 million, or 12%, for the three months ended March 31, 2017 as compared to the same period in 2016. Revenue growth on a constant currency basis increased 17% in the three months ended March 31, 2017 as compared to the same period in 2016. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the mix of subscription and professional services revenue, the timing of delivery of our professional services revenue, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.
The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Subscription revenue	$92,932	$79,692
Percentage of subscription revenue to total revenue	83.3%	80.2%
Professional services revenue	$18,650	$19,632
Percentage of professional services to total revenue	16.7%	19.8%
	$111,582	$99,324
Subscription revenue increased by $13.2 million for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients. Professional services revenue decreased by $1.0 million for the three months ended March 31, 2017 as compared to the same period in 2016. The timing of the recognition of professional service revenue can depend on a variety of factors, such as the size, volume and complexity of our agreements with our customers and our ability to work with our customers to implement and deliver our solutions.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2017	2016
Revenue for United States	$74,800	$67,685
Percentage of total revenue for United States	67.0%	68.1%
Revenue for all other countries	$36,782	$31,639
Percentage of total revenue for all other countries	33.0%	31.9%
	$111,582	$99,324
Billings increased $6.0 million, or 7%, for the three months ended March 31, 2017 as compared to the same period in 2016, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2016. Billings growth on a constant currency basis increased 6% in the three months ended March 31, 2017 as compared to the same period in 2016. The growth rates for revenue and billings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, fluctuations in foreign exchange rates, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of professional services revenue generally on a proportional performance basis over the period the services are performed.
As discussed above under the heading “Metrics,” billings is a non-GAAP financial measure defined as the sum of revenue and the change in the deferred revenue balance for the period. Management uses billings in analyzing its financial results and believes it is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate billings differently or not at all, which may reduce its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to billings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended March 31, 2017
Revenue		$111,582
Deferred revenue at December 31, 2016	$282,332
Deferred revenue at March 31, 2017	260,486
Change in deferred revenue		(21,846)
Billings		$89,736
	Deferred Revenue Balance	Three Months Ended March 31, 2016
Revenue		$99,324
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at March 31, 2016	236,510
Change in deferred revenue		(15,629)
Billings		$83,695
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
Our number of clients grew 12% at March 31, 2017 compared to March 31, 2016 and our number of users increased 24% at March 31, 2017 compared to March 31, 2016.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Cost of revenue	$33,949	$31,650
Gross profit	$77,633	$67,674
Gross margin	69.6%	68.1%
Cost of revenue increased $2.3 million, or 7%, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase in cost of revenue is consistent with the increase in revenue. The increase in cost of revenue was primarily due to $1.1 million in increased amortization of capitalized software. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients. We expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.

The following table presents our estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at March 31, 2017 (in thousands):

Remainder of 2017	$5,203
Total	$5,203
Sales and Marketing

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Sales and marketing	$56,894	$56,701
Percent of revenue	51.0%	57.1%
Sales and marketing expenses remained relatively consistent for the three months ended March 31, 2017 as compared to the same period in 2016. We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. As a percentage of revenue, sales and marketing expense decreased by six percentage points, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity. We expect sales and marketing expenses, as a percentage of revenue, to continue to decrease as we gain sales efficiency throughout the various sales teams.
Research and Development

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
Research and development	$13,411	$11,015
Percent of revenue	12.0%	11.1%
Research and development expenses increased by $2.4 million, or 22%, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. We continue to develop and release new products and new features within existing products. As a result, we incurred increased employee-related costs of $1.5 million. We expect research and development expenses to increase proportionately with revenue.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $6.0 million and $4.9 million of software development costs and amortized $3.9 million and $2.8 million in the three months ended March 31, 2017 and 2016, respectively.
General and Administrative

	Three Months Ended March 31,
	2017	2016
	(dollars in thousands)
General and administrative	$20,476	$16,465
Percent of revenue	18.4%	16.6%

General and administrative expenses increased by $4.0 million, or 24%, for the three months ended March 31, 2017 as compared to the same period in 2016. The increase was driven by higher costs to support our growing business, reallocation of resources to this cost category and incremental spend to support our operational excellence initiatives which we expect to result in continued margin improvements. We incurred increased employee-related costs of $2.7 million as a result of increased headcount and stock-based compensation awards. We expect over time our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue.
Amortization of certain acquired intangible assets

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Amortization of certain acquired intangible assets	$—	$150
Amortization of certain acquired intangible assets decreased by $0.2 million, or 100%, for the three months ended March 31, 2017, as compared to the same period in 2016 due to the acquired intangible assets being fully amortized.
Other Income (Expense)

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Interest income	$613	$346
Interest expense	(3,302)	(3,190)
Other, net	197	1,793
Total	$(2,492)	$(1,051)
Interest income for the three months ended March 31, 2017 increased $0.3 million as compared to the same period in 2016 due to the increase in interest income earned on the purchase of investment securities, net of purchased premium amortization.
Interest expense for the three months ended March 31, 2017 increased by $0.1 million as compared to the same period in 2016 due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Other, net for the three months ended March 31, 2017 included a $0.6 million loss related to impairments on our strategic investments. Foreign exchange gains and losses for the three months ended March 31, 2017 and 2016, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Income tax provision	$(571)	$(535)
For the three months ended March 31, 2017, we recorded an income tax provision related to certain foreign and state income taxes.

Liquidity and Capital Resources
At March 31, 2017, our principal sources of liquidity were $59.9 million of cash and cash equivalents, investments in marketable securities of $268.7 million, and $98.9 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible notes hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted.
We intend to use our cash for general corporate purposes, including potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our products. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(7,235)	$(14,854)
Net cash used in investing activities	(20,248)	(2,459)
Net cash provided by financing activities	3,473	4,051
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities was $7.2 million for the three months ended March 31, 2017 compared to $14.9 million for the three months ended March 31, 2016. The decrease in cash used in operating activities was primarily due to working capital changes and improved profitability.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $20.2 million for the three months ended March 31, 2017, compared to $2.5 million for the three months ended March 31, 2016. The increase in investing cash flow was primarily due to the timing of maturities and purchases of our investments. As the investments mature and result in excess cash, we will purchase additional investments depending on our cash balance, cash requirements and investment opportunities.
Cash provided by financing activities was $3.5 million for the three months ended March 31, 2017, compared to $4.1 million for the three months ended March 31, 2016. The decrease in financing cash flows was due to a decrease in proceeds from employee stock awards, which includes proceeds from option exercises and cash received for the purchase of shares under our ESPP.
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2017 except for the following: we (i) entered into various operating lease agreements with remaining obligations of approximately $0.2 million in 2017 and $0.1 million in 2018; and (ii) entered into software subscription agreements with various service providers with remaining obligations of approximately $2.8 million in 2017, $3.2 million in 2018 and $3.0 million in 2019.

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
Interest Rate Risk
At March 31, 2017, we had cash and cash equivalents of $59.9 million and investments of $270.7 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.7 million reduction on the fair market value of our portfolio as of March 31, 2017. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2017, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $6.3 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our human capital management platform enables our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union, or EU, and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. For example, we maintain a major support center in Tel Aviv, Israel. Israel presently is recognized by the EU as providing an “adequate” level of protection for personal data, causing transfers of personal data to be permitted under EU data protection law, but if EU authorities were to determine that Israel no longer provided an “adequate” level of data protection, our business could be harmed. As an additional example, the EU adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Further, following a referendum on June 23, 2016 on the United Kingdom’s membership in the EU, the outcome of which was a vote in favor of leaving the EU, it is expected that the United Kingdom government will shortly commence negotiations in connection with any exit from the EU (often referred to as “Brexit”). The outcome of the referendum has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the general data protection regulation, and how data transfers to and from the United Kingdom will be regulated. We maintain a data center in the United Kingdom where EU residents’ personal data is stored and processed, causing uncertainty with respect to the regulation of data protection in the United Kingdom to create uncertainty among some of our customers in Europe. We are in the process of building data centers in other EU locations that we anticipate will be functional in 2018, but until such data centers are operational and available to be used by our European customers, we may experience reluctance or refusal by our customers in Europe to use our products. Additionally, any delays in completing the data centers or impediments to beginning operations may harm our customer retention and billings in Europe.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc.; in April 2012, Oracle Corporation acquired Taleo Corporation; in August 2012, International Business Machines Corporation acquired Kenexa, Inc.; in October 2014, Skillsoft Corp. acquired SumTotal Systems, Inc.; and in February 2017, Saba Software, Inc. announced an agreement to acquire Halogen Software, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing rapid growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,681 employees on March 31, 2016 to 1,859 employees on March 31, 2017. In addition, we have several international offices, including in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
Although we generally back-up our client databases hourly, store our data in more than one geographically distinct location at least weekly and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, clients may not be able to access their data for 24 hours or more and there is a remote chance that client data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our platform.
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
We will need to continue to expand our sales and marketing infrastructure in order to grow our client base and our business. We plan to expand our direct sales teams and engage additional third-party distributors, both domestically and internationally. Identifying, recruiting and training these people and entities will require significant time, expense and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our direct and indirect sales channels do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management attention in order to restructure our direct sales teams. In particular, if we are unable to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.
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

We currently have a number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.
We currently have international offices in several countries, including in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks that may decrease demand for, or restrict our ability to sell or provide, our products, including:

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
We have incurred losses since our inception. We experienced net losses of $16.2 million, $66.8 million, $85.5 million, and $64.9 million for the three months ended March 31, 2017, and years ended December 31, 2016, 2015 and 2014, respectively. At March 31, 2017, our accumulated deficit was $469.9 million and total stockholders’ equity was $29.6 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
For example, in May 2014, the FASB issued new accounting standards for revenue recognition and leasing and while we know they will have an impact, we are still evaluating the extent that these new accounting standards will have on our consolidated financial statements and related disclosures. Changes resulting from these new standards may result in materially different financial results and may require that we change how we process, analyze and report financial information and that we change financial reporting controls.
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
We rely on various third-party consulting firms to assist us in the successful implementation of our products and to optimize our clients’ use of our products during the terms of their engagements. If these firms fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our results of operations may be adversely impacted. Also, unfavorable global economic conditions may hurt our providers, making them less effective or causing them to modify or cancel their relationships with us. If we are unable to maintain our existing relationships or enter into new ones, we would have to devote substantially more resources to delivering our consulting services, which could impact the timing of the recognition of the revenue associated with such services.
Our investment portfolio is subject to general credit, liquidity, counterparty, market and interest rate risks, any of which could impair the market value of our investments and harm our financial results.
At March 31, 2017, we had $59.9 million in cash and cash equivalents and $268.7 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us, our business or our market. If one or more of the analysts who cover us downgrade our common stock or publish incorrect or unfavorable research about our business, the market price of our common stock would likely decline. In addition, if one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our common stock could decrease, which could cause the market price of our stock or trading volume to decline.
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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Brian L. Swartz
Brian L. Swartz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: May 5, 2017

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1*	2017 Sales Commission Plan between the Registrant and David J. Carter
10.2*	2017 Sales Commission Plan between the Registrant and Vincent Belliveau
10.3*	Description of 2017 Executive Bonus Plan	8-K	001-35098	n/a	March 9, 2017
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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