Form 10-Q
period 2017-06-30
Cornerstone OnDemand Inc
filed 2017-08-03
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of July 31, 2017
Common Stock	57,579,020

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$107,002	$83,300
Short-term investments	202,952	218,791
Accounts receivable, net	119,166	136,657
Deferred commissions	34,968	36,298
Prepaid expenses and other current assets	23,807	18,467
Total current assets	487,895	493,513
Capitalized software development costs, net	35,915	30,683
Property and equipment, net	22,946	23,962
Long-term investments	19,022	41,046
Intangible assets, net	2,986	7,421
Goodwill	25,894	25,894
Other assets, net	2,741	1,110
Total Assets	$597,399	$623,629
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$13,467	$24,392
Accrued expenses	41,124	47,619
Deferred revenue, current portion	254,279	272,206
Convertible notes, net	243,171	—
Other liabilities	5,551	2,094
Total current liabilities	557,592	346,311
Convertible notes, net	—	238,435
Other liabilities, non-current	1,663	1,794
Deferred revenue, net of current portion	8,587	10,126
Total liabilities	567,842	596,666
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 57,177 and 56,516 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	518,418	476,230
Accumulated deficit	(491,195)	(453,719)
Accumulated other comprehensive income	2,328	4,446
Total stockholders’ equity	29,557	26,963
Total Liabilities and Stockholders’ Equity	$597,399	$623,629

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$116,651	$107,013	$228,233	$206,337
Cost of revenue	35,321	35,955	69,270	67,605
Gross profit	81,330	71,058	158,963	138,732
Operating expenses:
Sales and marketing	62,073	57,835	118,967	114,536
Research and development	14,684	11,782	28,095	22,797
General and administrative	23,141	16,538	43,617	33,003
Amortization of certain acquired intangible assets	—	—	—	150
Total operating expenses	99,898	86,155	190,679	170,486
Loss from operations	(18,568)	(15,097)	(31,716)	(31,754)
Other income (expense):
Interest income	659	385	1,272	731
Interest expense	(3,340)	(3,217)	(6,642)	(6,407)
Other, net	348	482	545	2,275
Other income (expense), net	(2,333)	(2,350)	(4,825)	(3,401)
Loss before income tax provision	(20,901)	(17,447)	(36,541)	(35,155)
Income tax provision	(364)	(141)	(935)	(676)
Net loss	$(21,265)	$(17,588)	$(37,476)	$(35,831)
Net loss per share, basic and diluted	$(0.37)	$(0.32)	$(0.66)	$(0.65)
Weighted average common shares outstanding, basic and diluted	56,935	55,278	56,789	55,053

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(21,265)	$(17,588)	$(37,476)	$(35,831)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,876)	1,113	(2,050)	1,623
Net change in unrealized (losses) gains on investments	19	128	(68)	467
Other comprehensive (loss) income, net of tax	(1,857)	1,241	(2,118)	2,090
Total comprehensive loss	$(23,122)	$(16,347)	$(39,594)	$(33,741)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(37,476)	$(35,831)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,978	15,451
Accretion of debt discount and amortization of debt issuance costs	4,736	4,509
Purchased investment premium, net of amortization	407	562
Net foreign currency gain	(1,145)	(1,210)
Stock-based compensation expense	33,447	26,004
Changes in operating assets and liabilities:
Accounts receivable	19,371	(1,178)
Deferred commissions	2,009	1,724
Prepaid expenses and other assets	(4,220)	(2,549)
Accounts payable	(10,687)	(2,680)
Accrued expenses	(7,430)	(5,888)
Deferred revenue	(24,033)	(9,323)
Other liabilities	1,432	(705)
Net cash used in operating activities	(5,611)	(11,114)
Cash flows from investing activities:
Purchases of investments	(86,481)	(61,514)
Maturities of investments	123,322	77,195
Capital expenditures	(3,740)	(3,361)
Capitalized software costs	(11,362)	(8,227)
Net cash provided by investing activities	21,739	4,093
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(33)
Proceeds from employee stock plans	6,311	12,476
Net cash provided by financing activities	6,311	12,443
Effect of exchange rate changes on cash and cash equivalents	1,263	(538)
Net increase in cash and cash equivalents	23,702	4,884
Cash and cash equivalents at beginning of period	83,300	107,691
Cash and cash equivalents at end of period	$107,002	$112,575
Supplemental cash flow information:
Cash paid for interest	$1,898	$1,898
Cash paid for income taxes	988	1,096
Proceeds from employee stock plans received in advance of stock issuance	508	202
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$1,824	$—
Capitalized assets financed by accounts payable and accrued expenses	2,631	902
Capitalized stock-based compensation	2,471	1,885

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
Office Locations
The Company is headquartered in Santa Monica, California and has offices in Amsterdam, Netherlands; Auckland, New Zealand; Bangalore, India; Düsseldorf, Germany; Hong Kong; London, United Kingdom; Madrid, Spain; Mumbai, India; Munich, Germany; New Delhi, India; Paris, France; São Paulo, Brazil; Shanghai, China; Stockholm, Sweden; Sunnyvale, United States; Sydney, Australia; Tel Aviv, Israel; and Tokyo, Japan.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any other interim period or for any other future year.
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

Use of Estimates
Beginning in 2017, the Company updated one of the assumptions used in the Black-Scholes option pricing model by utilizing the expected volatility based on its historical volatility as a public company. In previous years, the Company estimated this using the average volatility of the Company and similar publicly traded companies as sufficient trading history of the Company’s stock was not available.
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
Recent Accounting Pronouncements
In May 2017, the FASB issued a new ASU which amends the scope of modification accounting for share-based payment arrangements. It provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
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
In May 2014, the FASB issued a new ASU that provides guidance for a model for recognizing revenue from contracts with customers. Under the new standard, the Company is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the expected consideration entitled in exchange for those goods or services. The standard permits the use of the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has evaluated the transition methods and elected to use the modified retrospective method and will adopt this standard beginning January 1, 2018. The Company anticipates that this standard will have a material impact on its consolidated financial statements but is still evaluating the accounting, transition and disclosure requirements of the standard. The Company estimates that the most significant impact will result from how it recognizes revenue for professional services, which will be based on the relative selling price without limitation to its contractual value. This change is expected to result in an increase in the aggregate amount allocated to professional services when allocating total contract values using the relative selling price method under the new standard. Additionally, the Company expects to recognize a portion of commission expense associated with new business over the expected customer life as opposed to over the term of the arrangement.

2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net loss	$(21,265)	$(17,588)	$(37,476)	$(35,831)
Weighted-average shares of common stock outstanding	56,935	55,278	56,789	55,053
Net loss per share – basic and diluted	$(0.37)	$(0.32)	$(0.66)	$(0.65)
At June 30, 2017 and 2016, the following shares were excluded from the computation of diluted net loss per share because the effect of these shares would have been anti-dilutive (in thousands):

	June 30,
	2017	2016
Options to purchase common stock, restricted stock units and performance-based restricted stock units	11,274	10,147
Shares issuable pursuant to employee stock purchase plan	101	85
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	20,739	19,596
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of June 30, 2017. Since the beneficial impact of the Note Hedges is anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of June 30, 2017 (in thousands):

	June 30, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Investments
Money market funds	$62,709	$—	$—	$62,709	$62,709	$—
Corporate bonds	57,292	3	(33)	57,262	—	57,262
Agency bonds	8,015	—	(22)	7,993	—	7,993
U.S. treasury securities	153,010	1	(233)	152,778	13,998	138,780
Commercial paper	15,967	—	—	15,967	—	15,967
	$296,993	$4	$(288)	$296,709	$76,707	$220,002

The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Investments
Money market funds	$48,136	$—	$—	$48,136	$48,136	$—
Corporate bonds	60,725	1	(50)	60,676	—	60,676
Agency bonds	28,954	2	(26)	28,930	—	28,930
U.S. treasury securities	157,829	17	(160)	157,686	—	157,686
Commercial paper	10,473	—	—	10,473	—	10,473
	$306,117	$20	$(236)	$305,901	$48,136	$257,765
As of June 30, 2017, the Company’s investment in corporate bonds, agency bonds, U.S. treasury securities and commercial paper had a weighted-average maturity date of approximately five months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of June 30, 2017 and December 31, 2016. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of June 30, 2017 and December 31, 2016.
Strategic Investments
As of June 30, 2017, the Company had aggregate strategic investments of $2.0 million. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. During the three months ended June 30, 2017, the Company did not make any strategic investments. During the six months ended June 30, 2017, the Company made $0.5 million in strategic investments.
These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. During the three months ended June 30, 2017, the Company did not recognize any impairment losses. During the six months ended June 30, 2017, the Company recognized $0.6 million of impairment losses.
4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(27,075)	$2,909	$29,984	$(22,711)	$7,273
Software license rights	1,654	(1,577)	77	1,654	(1,506)	148
Total	$31,638	$(28,652)	$2,986	$31,638	$(24,217)	$7,421
Total amortization expense from finite-lived intangible assets was $2.2 million and $4.4 million for the three and six months ended June 30, 2017, respectively, and $2.2 million and $4.8 million for the three and six months ended June 30, 2016, respectively. Amortization expense of $2.2 million and $4.4 million for the three and six months ended June 30, 2017, respectively, and $2.2 million and $4.7 million for the three and six months ended June 30, 2016, respectively, related to developed technology and software license rights, was recorded in cost of revenue and the remainder was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2017 (in thousands):

Remainder of 2017	$2,986
Total	$2,986

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended June 30, 2017, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the six months ended June 30, 2017 and the year ended December 31, 2016.
5. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2017 and December 31, 2016 (in thousands):

	June 30, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$76,707	$62,709	$13,998	$—	$48,136	$48,136	$—	$—
Corporate bonds	57,262	—	57,262	—	60,676	—	60,676	—
Agency bonds	7,993	—	7,993	—	28,930	—	28,930	—
U.S. treasury securities	138,780	—	138,780	—	157,686	—	157,686	—
Commercial paper	15,967	—	15,967	—	10,473	—	10,473	—
	$296,709	$62,709	$234,000	$—	$305,901	$48,136	$257,765	$—
At June 30, 2017 and December 31, 2016, cash equivalents of $62.7 million and $48.1 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills. At June 30, 2017, cash equivalents of $14.0 million consisted of U.S. treasury securities with original maturity dates of three months or less.
As of June 30, 2017, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of June 30, 2017, no adjustments were made to such pricing information.
Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of June 30, 2017 was $254.6 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amount of the liability component of the Notes as of June 30, 2017 and December 31, 2016 consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Principal amount	$253,000	$253,000
Unamortized debt discount	(8,470)	(12,550)
Net carrying amount before unamortized debt issuance costs	244,530	240,450
Unamortized debt issuance costs	(1,359)	(2,015)
Net carrying value	$243,171	$238,435

The effective interest rate of the liability component of the Notes is 5.4%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the Notes for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Contractual interest expense at 1.5% per annum	$949	$949	$1,898	$1,898
Amortization of debt issuance costs	330	314	656	624
Accretion of debt discount	2,053	1,954	4,081	3,885
Total	$3,332	$3,217	$6,635	$6,407
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
7. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2017 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2016	6,041	$32.01	6.2	$74,989
Granted	—	—
Exercised	(146)	23.49
Forfeited	(118)	46.44
Outstanding, June 30, 2017	5,777	$31.93	5.7	$49,795

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at June 30, 2017	5,127	$30.86	5.5	$49,380
Vested and expected to vest at June 30, 2017	5,752	31.90	5.7	49,776

(1)	Based on the Company’s closing stock price of $35.75 on June 30, 2017 and $42.31 on December 31, 2016.
Unrecognized compensation expense relating to stock options was $10.7 million at June 30, 2017, which is expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units
The Company granted restricted stock units covering 1.0 million shares of its common stock during the six months ended June 30, 2017. At June 30, 2017, there were 3.7 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $104.5 million at June 30, 2017, which is expected to be recognized as expense over the weighted-average period of 2.9 years.
Performance-Based Restricted Stock Units
In July 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the issuance of performance-based restricted stock units to an executive officer of the Company. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index and (b) the recipient continuing to provide service through the end of the three year term of the award. Achievement of the target performance level would result in the issuance of 40,600 shares and achievement at the maximum performance level would result in the issuance of 60,900 shares. The Company used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which was recognized ratably over the three year term of the award.
In December 2014, the Compensation Committee approved the issuance of a special award of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, (b) the achievement of the Company’s revenue guidance for each of fiscal year 2015 and 2016 and (c) the recipient continuing to provide services to the Company through the end of the three year term of the award. The Company finalizes its revenue guidance in February of each year, thus a grant date was established in February of 2015 and February of 2016 for each of the two tranches of the award related to that year’s revenue guidance. Each tranche is treated as a separate grant and recognized from the date the revenue guidance is determined over the remaining portion of the original three year term of the award. Achievement of the target performance level would result in the issuance of 535,000 shares and achievement at the maximum performance level would result in the issuance of an aggregate of 1,070,000 shares.
The Company used a Monte Carlo simulation to estimate the fair value of each tranche of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. In the first quarter of 2015, the aggregate grant date fair value of the first half of the above awards was $9.9 million. As of June 30, 2017, the aggregate fair value of the first half of the awards was $4.8 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. In the first quarter of 2016, the aggregate grant date fair value of the second half of the awards was $3.6 million.  In the first quarter of 2017, the Compensation Committee provided clarification on the use of constant currency adjustments to the Company’s performance in relation to the revenue guidance for fiscal year 2016. As a result, during the six months ended June 30, 2017, the Company determined that the aggregate fair value of the awards was $9.8 million, which will be recognized over the remaining vesting period of the awards.

The following table summarizes the details of the first half of the performance-based restricted stock units granted in December 2014 (in thousands, except share information):

Date	Activity	# of shares at Target	# of shares at Maximum
February 2015	Accounting grant date	267,500	535,000
December 2015	Adjustment for the measurement of the Company’s performance in relation to the revenue guidance for fiscal year 2015	(133,750)	(267,500)
May 2016	Adjustment for shares forfeited as a result of the retirement of an executive officer of the Company	(5,000)	(10,000)
	Eligible for potential issuance at June 30, 2017	128,750	257,500
The following table summarizes the details of the second half of the performance-based restricted stock units granted in December 2014 (in thousands, except share information):

Date	Activity	# of shares at Target	# of shares at Maximum
February 2016	Accounting grant date	267,500	535,000
May 2016	Adjustment for shares forfeited as a result of the retirement of an executive officer of the Company	(10,000)	(20,000)
	Eligible for potential issuance at June 30, 2017	257,500	515,000
Beginning in 2016, the Compensation Committee designed an annual equity compensation structure to further align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon combined revenue and cash flow growth targets determined at the time of the grant. The total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The estimate will be made each reporting period and determined by the Company’s actual and projected revenue and cash flow performance and recognized over the vesting term of the awards.
The following table summarizes the Company’s issuances of awards under the new compensation award structure:

Grant Date	Performance Measures	Vesting Term	Performance Period	# of shares at Target	# of shares at Maximum	Grant Date Fair Value per share
July 2016	(a) the Company meeting certain revenue and cash flow targets through December 31, 2018 and (b) the recipient continuing to provide services to the Company through the end of June 2019	Three years	Fiscal years 2016, 2017 and 2018	166,600	499,800	$38.67
March 2017	(a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020	Three years	Fiscal years 2017, 2018 and 2019	185,270	555,810	$41.73
The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $3.4 million and $6.5 million for the three and six months ended June 30, 2017, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $8.3 million at June 30, 2017, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 1.6 years.
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

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of revenue	$1,203	$1,170	$2,413	$2,262
Sales and marketing expense	6,792	6,266	13,546	12,445
Research and development expense	2,397	1,846	4,499	3,633
General and administrative expense	7,206	3,726	12,989	7,664
Total	$17,598	$13,008	$33,447	$26,004

8. INCOME TAXES
The Company’s income tax provision was approximately $0.4 million and $0.9 million with an effective income tax rate of (1.7)% and (2.6)% for the three and six months ended June 30, 2017, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The income tax provision is related to domestic income, certain foreign income and withholding taxes. We do not have a material tax provision in the significant jurisdictions we operate in, such as the United States and United Kingdom, as we have historically generated losses, we have recorded a full valuation allowance against the net deferred tax assets and we do not anticipate recording an income tax benefit related to these deferred tax assets. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for the 2013 through 2016 tax years for its U.S. federal income tax returns. State income tax returns are subject to examination for the 2012 through 2016 tax years. The Company is subject to examination by various foreign jurisdictions for years after 2008. The Company does not expect significant changes to its uncertain tax positions within the next twelve months.
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

Lease Commitments
During the six months ended June 30, 2017, the Company entered into various operating lease agreements with remaining obligations of approximately $0.2 million in 2017, $0.2 million in 2018 and $0.1 million in 2019.
Other Commitments
During the six months ended June 30, 2017, the Company entered into software subscription agreements with various service providers with remaining obligations of approximately $2.7 million in 2017, $3.6 million in 2018, $2.1 million in 2019 and $0.7 million in 2020.
Litigation
During the second quarter of 2017, a patent infringement claim was filed against the Company. At this time, the Company is not able to assess the probability of a loss for this matter or an estimated range of settlement, if any, and accordingly has not accrued for any loss.
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
10. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s Chief Executive Officer is on the Board of Directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended June 30, 2017 and 2016, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.9 million and $0.8 million, respectively and for the six months ended June 30, 2017 and 2016, values of $1.7 million and $1.7 million, respectively.
During May 2017, an executive officer of a cyber security company joined the Company’s Board of Directors. For the three and six months ended June 30, 2017, the Company recorded $0.2 million and $0.2 million, respectively, in expenses related to the products and services provided by the company.
11. SUBSEQUENT EVENTS
During July 2017, the Compensation Committee granted restricted stock units covering an aggregate of 309,965 shares of the Company’s common stock which generally vest annually over four years.
During July 2017, the Company entered into an agreement to finance the purchase of software subscriptions with obligations of approximately $0.5 million in each of 2017, 2018 and 2019. The software subscription is with a company whose executive officer serves on the Company’s Board of Directors.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solutions; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, our ability to optimize the efficiency of our operations and scalability of our business; geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhancements to our solutions; alternate ways of addressing human capital management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering human capital management solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 32.1 million users across 3,076 clients in 192 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $116.7 million and $228.2 million for the three and six months ended June 30, 2017, respectively, from $107.0 million and $206.3 million for the three and six months ended June 30, 2016, respectively.
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

We intend to continue to invest in sales and marketing strategically to expand our business both domestically and internationally. We expect over time sales and marketing expenses, as a percentage of revenue, to decrease.

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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities, partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper.

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

Income Tax Provision
The income tax provision is related to foreign income, state income and withholding taxes. Given our historical losses, we have not recorded a provision, except for state minimum taxes and withholding taxes, for United States, United Kingdom, New Zealand, Hong Kong and Brazil income taxes as we have recorded a full valuation allowance against the net deferred tax assets for each of these countries. Other foreign subsidiaries and branches provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
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
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, we updated an assumption related to the Black-Scholes option-pricing model for stock awards. Beginning in 2017, we began estimating expected volatility based solely on our historical volatility as a public company. In previous years, we estimated this using the average volatility of similar publicly traded companies as sufficient trading history of our stock was not available. As of June 30, 2017, there have been no additional material changes to our critical accounting policies since December 31, 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$116,651	$107,013	$228,233	$206,337
Cost of revenue	35,321	35,955	69,270	67,605
Gross profit	81,330	71,058	158,963	138,732
Operating expenses:
Sales and marketing	62,073	57,835	118,967	114,536
Research and development	14,684	11,782	28,095	22,797
General and administrative	23,141	16,538	43,617	33,003
Amortization of certain acquired intangibles	—	—	—	150
Total operating expenses	99,898	86,155	190,679	170,486
Loss from operations	(18,568)	(15,097)	(31,716)	(31,754)
Other income (expense):
Interest income	659	385	1,272	731
Interest expense	(3,340)	(3,217)	(6,642)	(6,407)
Other, net	348	482	545	2,275
Loss before income tax provision	(20,901)	(17,447)	(36,541)	(35,155)
Income tax provision	(364)	(141)	(935)	(676)
Net loss	$(21,265)	$(17,588)	$(37,476)	$(35,831)
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2017	2016	2017	2016
Revenue (in thousands)	$116,651	$107,013	$228,233	$206,337
Billings (in thousands)	$119,031	$106,337	$208,767	$190,032
Number of clients	3,076	2,730	3,076	2,730
Number of users (in millions)	32.1	26.3	32.1	26.3

Revenue increased by $9.6 million, or 9%, for the three months ended June 30, 2017 as compared to the same period in 2016 and increased by $21.9 million, or 11%, for the six months ended June 30, 2017 as compared to the same period in 2016. Revenue growth on a constant currency basis was 13% for the three months ended June 30, 2017 as compared to the same period in 2016 and 15% for the six months ended June 30, 2017 as compared to the same period in 2016. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the mix of subscription and professional services revenue, the timing of delivery of our professional services revenue, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.

The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Subscription revenue	$96,416	$84,242	$189,348	$163,934
Percentage of subscription revenue to total revenue	82.7%	78.7%	83.0%	79.4%
Professional services revenue	$20,235	$22,771	$38,885	$42,403
Percentage of professional services to total revenue	17.3%	21.3%	17.0%	20.6%
	$116,651	$107,013	$228,233	$206,337
Subscription revenue increased by $12.2 million for the three months ended June 30, 2017 as compared to the same period in 2016 and increased by $25.4 million for the six months ended June 30, 2017 as compared to the same period in 2016. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients. Professional services revenue decreased by $2.5 million for the three months ended June 30, 2017 as compared to the same period in 2016 and decreased by $3.5 million for the six months ended June 30, 2017 as compared to the same period in 2016. The timing of the recognition of professional service revenue can depend on a variety of factors, such as the size, volume and complexity of our agreements with our customers and our ability to work with our customers to implement and deliver our solutions.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue for United States	$76,287	$71,857	$151,087	$139,542
Percentage of total revenue for United States	65.4%	67.1%	66.2%	67.6%
Revenue for all other countries	$40,364	$35,156	$77,146	$66,795
Percentage of total revenue for all other countries	34.6%	32.9%	33.8%	32.4%
	$116,651	$107,013	$228,233	$206,337
Billings increased $12.7 million, or 12%, and $18.7 million, or 10%, respectively, for the three and six months ended June 30, 2017 as compared to the same periods in 2016, reflecting an increase in revenue for both periods, plus an increase in deferred revenue compared to the same periods in 2016. Billings growth on a constant currency basis increased 6% and 7%, respectively, for the three and six months ended June 30, 2017 as compared to the same periods in 2016. The growth rates for revenue and billings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, fluctuations in foreign exchange rates, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of professional services revenue generally on a proportional performance basis over the period the services are performed.
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

The following table presents a reconciliation of revenue to billings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended June 30, 2017
Revenue		$116,651
Deferred revenue at March 31, 2017	$260,486
Deferred revenue at June 30, 2017	262,866
Change in deferred revenue		2,380
Billings		$119,031
	Deferred Revenue Balance	Three Months Ended June 30, 2016
Revenue		$107,013
Deferred revenue at March 31, 2016	$236,510
Deferred revenue at June 30, 2016	235,834
Change in deferred revenue		(676)
Billings		$106,337

	Deferred Revenue Balance	Six Months Ended June 30, 2017
Revenue		$228,233
Deferred revenue at December 31, 2016	$282,332
Deferred revenue at June 30, 2017	262,866
Change in deferred revenue		(19,466)
Billings		$208,767
	Deferred Revenue Balance	Six Months Ended June 30, 2016
Revenue		$206,337
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at June 30, 2016	235,834
Change in deferred revenue		(16,305)
Billings		$190,032
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
Our number of clients grew 13% at June 30, 2017 compared to June 30, 2016 and our number of users increased 22% at June 30, 2017 compared to June 30, 2016.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Cost of revenue	$35,321	$35,955	$69,270	$67,605
Gross profit	$81,330	$71,058	$158,963	$138,732
Gross margin	69.7%	66.4%	69.6%	67.2%

Cost of revenue remained consistent for the three months ended June 30, 2017 as compared to the same period in 2016. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carry a higher gross margin. Aside from the improvement in gross margin from the higher mix of subscription revenue, we expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Cost of revenue increased $1.7 million or 2%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase in cost of revenue was primarily due to $2.1 million in increased amortization of capitalized software. These costs were incurred to service our existing clients and support our continued growth. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carry a higher gross margin. Aside from the improvement in gross margin from the higher mix of subscription revenue, we expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
The following table presents our estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at June 30, 2017 (in thousands):

Remainder of 2017	$2,986
Total	$2,986
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Sales and marketing	$62,073	$57,835	$118,967	$114,536
Percent of revenue	53.2%	54.0%	52.1%	55.5%
Sales and marketing expenses increased $4.2 million, or 7% for the three months ended June 30, 2017 as compared to the same period in 2016. We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. As a percentage of revenue, sales and marketing expense decreased by one percentage point, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity. We expect over time sales and marketing expenses, as a percentage of revenue, to continue to decrease as we gain sales efficiency throughout the various sales teams.
Sales and marketing expenses increased $4.4 million, or 4%, for the six months ended June 30, 2017 as compared to the same period in 2016. We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. As a percentage of revenue, sales and marketing expense decreased by four percentage points, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity. We expect over time sales and marketing expenses, as a percentage of revenue, to continue to decrease as we gain sales efficiency throughout the various sales teams.

Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
Research and development	$14,684	$11,782	$28,095	$22,797
Percent of revenue	12.6%	11.0%	12.3%	11.0%
Research and development expenses increased by $2.9 million, or 25%, for the three months ended June 30, 2017 as compared to the same period in 2016. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. We continue to develop and release new products and new features within existing products. As a result, we incurred increased employee-related costs of $2.0 million. We expect research and development expenses to increase proportionately with revenue.
Research and development expenses increased by $5.3 million, or 23%, for the six months ended June 30, 2017 as compared to the same period in 2016. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. We continue to develop and release new products and new features within existing products. As a result, we incurred increased employee-related costs of $3.5 million. We expect research and development expenses to increase proportionately with revenue.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.3 million and $4.9 million of software development costs and amortized $4.1 million and $3.1 million in the three months ended June 30, 2017 and 2016, respectively, and capitalized $13.2 million and $9.7 million and amortized $8.0 million and $5.9 million in the six months ended June 30, 2017 and 2016, respectively.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(dollars in thousands)
General and administrative	$23,141	$16,538	$43,617	$33,003
Percent of revenue	19.8%	15.5%	19.1%	16.0%
General and administrative expenses increased by $6.6 million, or 40%, for the three months ended June 30, 2017 as compared to the same period in 2016. The increase was driven by higher costs to support our growing business, reallocation of resources to this cost category and incremental spend to support our operational excellence initiatives which we expect to result in continued margin improvements. We incurred increased employee-related costs of $4.9 million as a result of increased headcount and stock-based compensation awards. We expect over time our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue.
General and administrative expenses increased by $10.6 million, or 32%. for the six  months ended June 30, 2017 as compared to the same period in 2016. The increase was driven by higher costs to support our growing business, reallocation of resources to this cost category and incremental spend to support our operational excellence initiatives which we expect to result in continued margin improvements. We incurred increased employee-related costs of $7.8 million as a result of increased headcount and stock-based compensation awards. We expect over time our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue.

Amortization of certain acquired intangible assets

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Amortization of certain acquired intangible assets	$—	$—	$—	$150
Amortization of certain acquired intangible assets decreased by $0.2 million for the six  months ended June 30, 2017 as compared to the same period in 2016 due to the acquired intangible assets being fully amortized.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$659	$385	$1,272	$731
Interest expense	(3,340)	(3,217)	(6,642)	(6,407)
Other, net	348	482	545	2,275
Total	$(2,333)	$(2,350)	$(4,825)	$(3,401)
Interest income for the three and six months ended June 30, 2017 increased $0.3 million and $0.5 million, respectively, as compared to the same periods in 2016 due to the increase in interest income earned on the purchase of investment securities, net of purchased premium amortization.
Interest expense for the three and six months ended June 30, 2017 increased by $0.1 million and $0.2 million, respectively, as compared to the same periods in 2016 due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Other, net for the six months ended June 30, 2017 included a $0.6 million loss related to impairments on our strategic investments. Foreign exchange gains and losses for the three and six months ended June 30, 2017 and 2016, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$(364)	$(141)	$(935)	$(676)
For the three and six months ended June 30, 2017, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At June 30, 2017, our principal sources of liquidity were $107.0 million of cash and cash equivalents, investments in marketable securities of $220.0 million, and $119.2 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2017	2016
Net cash used in operating activities	$(5,611)	$(11,114)
Net cash provided by investing activities	21,739	4,093
Net cash provided by financing activities	6,311	12,443
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used in operating activities was $5.6 million for the six months ended June 30, 2017 compared to $11.1 million for the six months ended June 30, 2016. The decrease in cash used in operating activities was primarily due to working capital changes.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash provided by investing activities was $21.7 million for the six months ended June 30, 2017, compared to $4.1 million for the six months ended June 30, 2016. The increase in investing cash flow was primarily due to the timing of maturities and purchases of our investments. As the investments mature and result in excess cash, we will purchase additional investments depending on our cash balance, cash requirements and investment opportunities.
Cash provided by financing activities was $6.3 million for the six months ended June 30, 2017, compared to $12.4 million for the six months ended June 30, 2016. The decrease in financing cash flows was due to a decrease in proceeds from employee stock awards.
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2017 except for the following: we (i) entered into various operating lease agreements with remaining obligations of approximately $0.2 million in 2017, $0.2 million in 2018 and $0.1 million in 2019; and (ii) entered into software subscription agreements with various service providers with remaining obligations of approximately $2.7 million in 2017, $3.6 million in 2018, $2.1 million in 2019 and $0.7 million in 2020.
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
Interest Rate Risk
At June 30, 2017, we had cash and cash equivalents of $107.0 million and investments of $222.0 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.5 million reduction on the fair market value of our portfolio as of June 30, 2017. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily Euros and British Pounds. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Indian Rupees, Japanese Yen, New Zealand Dollars, Singapore Dollars, South African Rand, and other foreign currencies, and operating expenses denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Hong Kong Dollars, Indian Rupees, Israeli Shekels, Japanese Yen and New Zealand Dollars. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue and operating expenses denominated in currencies other than the U.S. Dollar primarily flow through subsidiaries with functional currencies of the British Pound and Euro. Our other income (expense) is also impacted by the re-measurement of U.S. Dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2017, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $7.2 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our human capital management platform enables our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union, or EU, and the United Kingdom, China, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. Such changes have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance. For example, we maintain a major support center in Tel Aviv, Israel. Israel presently is recognized by the EU as providing an “adequate” level of protection for personal data, causing transfers of personal data to be permitted under EU data protection law, but if EU authorities were to determine that Israel no longer provided an “adequate” level of data protection, our business could be harmed. As an additional example, the EU adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements, and provide for greater penalties for noncompliance. Further, following a referendum on June 23, 2016 on the United Kingdom’s membership in the EU, the outcome of which was a vote in favor of leaving the EU, it is expected that the United Kingdom government will shortly commence negotiations in connection with any exit from the EU (often referred to as “Brexit”). The outcome of the referendum has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the general data protection regulation, and how data transfers to and from the United Kingdom will be regulated. We maintain a data center in the United Kingdom where EU residents’ personal data is stored and processed, causing uncertainty with respect to the regulation of data protection in the United Kingdom to create uncertainty among some of our customers in Europe. We are in the process of building data centers in other EU locations that we anticipate will be functional in 2018, but until such data centers are operational and available to be used by our European customers, we may experience reluctance or refusal by our customers in Europe to use our products. Additionally, any delays in completing the data centers or impediments to beginning operations may harm our customer retention and billings in Europe.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in February 2012, SAP America, Inc. acquired SuccessFactors, Inc.; in April 2012, Oracle Corporation acquired Taleo Corporation; in August 2012, International Business Machines Corporation acquired Kenexa, Inc.; in October 2014, Skillsoft Corp. acquired SumTotal Systems, Inc.; and in May 2017, Saba Software, Inc. acquired Halogen Software, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,722 employees on June 30, 2016 to 1,933 employees on June 30, 2017. In addition, we have several international offices, including in Australia, Brazil, China, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We currently have international offices in several countries, including in Australia, Brazil, China, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom, and we may expand our international operations into other countries in the future. International operations involve a variety of risks that may decrease demand for, or restrict our ability to sell or provide, our products, including:

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
Our sales to government entities are subject to a number of additional challenges and risks.
We sell to U.S. federal and state and foreign governmental agency customers, and we may increase sales to government entities in the future. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:

•
Selling to governmental entities can be more competitive, expensive and time-consuming than selling to private entities, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale;

•
Government certification requirements may change, or we may lose one or more government certifications, such as FedRAMP, and in doing so restrict our ability to sell into the government sector until we have attained revised certificates;

•
Governmental entities may have significant leverage in negotiations, thereby enabling such entities to demand contract terms that differ from what we generally agree to in our standard agreements, including, for example, most favored nation clauses and terms allowing contract termination for convenience;

•
Government demand and payment for our products may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products; and

•
Government contracts are generally subject to audits and investigations, which we have limited experience with, potentially resulting in termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines and suspensions or debarment from future government business.

To the extent that we become more reliant on contracts with government entities in the future, our exposure to such risks and challenges could increase, which, in turn, could adversely impact our business.
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
We have incurred losses since our inception. We experienced net losses of $21.3 million, $37.5 million, $66.8 million, $85.5 million, and $64.9 million for the three and six months ended June 30, 2017, and years ended December 31, 2016, 2015 and 2014, respectively. At June 30, 2017, our accumulated deficit was $491.2 million and total stockholders’ equity was $29.6 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
At June 30, 2017, we had $107.0 million in cash and cash equivalents and $220.0 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
Date: August 3, 2017

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