Form 10-Q
period 2017-09-30
Cornerstone OnDemand Inc
filed 2017-11-08
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 3, 2017
Common Stock	57,901,351

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2017	December 31, 2016
Assets
Cash and cash equivalents	$76,433	$83,300
Short-term investments	232,268	218,791
Accounts receivable, net	124,461	136,657
Deferred commissions	37,778	36,298
Prepaid expenses and other current assets	22,800	18,467
Total current assets	493,740	493,513
Capitalized software development costs, net	37,586	30,683
Property and equipment, net	21,594	23,962
Long-term investments	37,927	41,046
Intangible assets, net	780	7,421
Goodwill	25,894	25,894
Other assets, net	3,878	1,110
Total Assets	$621,399	$623,629
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$16,020	$24,392
Accrued expenses	46,533	47,619
Deferred revenue, current portion	259,650	272,206
Convertible notes, net	245,583	—
Other liabilities	4,218	2,094
Total current liabilities	572,004	346,311
Convertible notes, net	—	238,435
Other liabilities, non-current	1,830	1,794
Deferred revenue, net of current portion	13,530	10,126
Total liabilities	587,364	596,666
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 57,763 and 56,516 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6	6
Additional paid-in capital	539,171	476,230
Accumulated deficit	(506,050)	(453,719)
Accumulated other comprehensive income	908	4,446
Total stockholders’ equity	34,035	26,963
Total Liabilities and Stockholders’ Equity	$621,399	$623,629

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$121,796	$107,758	$350,029	$314,095
Cost of revenue	35,708	33,369	104,978	100,974
Gross profit	86,088	74,389	245,051	213,121
Operating expenses:
Sales and marketing	60,554	53,690	179,521	168,226
Research and development	16,389	12,130	44,484	34,927
General and administrative	21,249	18,608	64,866	51,611
Amortization of certain acquired intangible assets	—	—	—	150
Total operating expenses	98,192	84,428	288,871	254,914
Loss from operations	(12,104)	(10,039)	(43,820)	(41,793)
Other income (expense):
Interest income	749	451	2,021	1,182
Interest expense	(3,373)	(3,245)	(10,015)	(9,652)
Other, net	376	663	921	2,938
Other income (expense), net	(2,248)	(2,131)	(7,073)	(5,532)
Loss before income tax provision	(14,352)	(12,170)	(50,893)	(47,325)
Income tax provision	(503)	(218)	(1,438)	(894)
Net loss	$(14,855)	$(12,388)	$(52,331)	$(48,219)
Net loss per share, basic and diluted	$(0.26)	$(0.22)	$(0.92)	$(0.87)
Weighted average common shares outstanding, basic and diluted	57,627	55,964	57,072	55,359

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(14,855)	$(12,388)	$(52,331)	$(48,219)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,490)	917	(3,540)	2,539
Net change in unrealized gains (losses) on investments	70	(162)	2	306
Other comprehensive (loss) income, net of tax	(1,420)	755	(3,538)	2,845
Total comprehensive loss	$(16,275)	$(11,633)	$(55,869)	$(45,374)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(52,331)	$(48,219)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,028	23,867
Accretion of debt discount and amortization of debt issuance costs	7,148	6,805
Purchased investment premium, net of amortization	527	219
Net foreign currency gain	(1,368)	(1,146)
Stock-based compensation expense	51,029	40,750
Changes in operating assets and liabilities:
Accounts receivable	14,631	1,056
Deferred commissions	(357)	1,688
Prepaid expenses and other assets	(4,033)	(3,807)
Accounts payable	(8,276)	(4,937)
Accrued expenses	(2,107)	(5,211)
Deferred revenue	(16,323)	(7,490)
Other liabilities	359	(1,857)
Net cash provided by operating activities	15,927	1,718
Cash flows from investing activities:
Purchases of investments	(231,384)	(174,992)
Maturities of investments	219,846	130,229
Capital expenditures	(6,682)	(4,345)
Capitalized software costs	(15,826)	(12,236)
Net cash used in investing activities	(34,046)	(61,344)
Cash flows from financing activities:
Principal payments under capital lease obligations	—	(33)
Proceeds from employee stock plans	9,722	17,770
Net cash provided by financing activities	9,722	17,737
Effect of exchange rate changes on cash and cash equivalents	1,530	(512)
Net decrease in cash and cash equivalents	(6,867)	(42,401)
Cash and cash equivalents at beginning of period	83,300	107,691
Cash and cash equivalents at end of period	$76,433	$65,290
Supplemental cash flow information:
Cash paid for interest	$3,841	$3,796
Cash paid for income taxes	1,800	1,837
Proceeds from employee stock plans received in advance of stock issuance	1,998	1,485
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$3,467	$—
Capitalized assets financed by accounts payable and accrued expenses	631	1,993
Capitalized stock-based compensation	3,721	3,111

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with (i) United States generally accepted accounting principles (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017, for any other interim period or for any other future year.
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

2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net loss	$(14,855)	$(12,388)	$(52,331)	$(48,219)
Weighted-average shares of common stock outstanding	57,627	55,964	57,072	55,359
Net loss per share – basic and diluted	$(0.26)	$(0.22)	$(0.92)	$(0.87)
At September 30, 2017 and 2016, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	September 30,
	2017	2016
Options to purchase common stock, restricted stock units and performance-based restricted stock units	11,112	10,920
Shares issuable pursuant to employee stock purchase plan	98	77
Convertible notes	4,682	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	20,574	20,361
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of September 30, 2017. Since the beneficial impact of the Note Hedges is anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 6 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of September 30, 2017 (in thousands):

	September 30, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash and Cash Equivalent	Investments
Money market funds	$39,768	$—	$—	$39,768	$39,768	$—
Certificate of deposit	10,000	—	—	10,000	—	10,000
Corporate bonds	79,416	4	(62)	79,358	—	79,358
Agency bonds	8,008	—	(8)	8,000	—	8,000
U.S. treasury securities	175,764	2	(150)	175,616	5,501	170,115
	$312,956	$6	$(220)	$312,742	$45,269	$267,473

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
As of September 30, 2017, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of September 30, 2017 and December 31, 2016. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of September 30, 2017 and December 31, 2016.
Strategic Investments
During the three months ended September 30, 2017, the Company made $0.8 million in strategic investments. During the nine months ended September 30, 2017, the Company made $1.3 million in strategic investments. As of September 30, 2017, the Company had aggregate strategic investments of $2.7 million. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities.
These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. During the three months ended September 30, 2017, the Company did not recognize any impairment losses. During the nine months ended September 30, 2017, the Company recognized $0.6 million of impairment losses.
4. INTANGIBLE ASSETS
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(29,257)	$727	$29,984	$(22,711)	$7,273
Software license rights	1,654	(1,601)	53	1,654	(1,506)	148
Total	$31,638	$(30,858)	$780	$31,638	$(24,217)	$7,421
Total amortization expense from finite-lived intangible assets was $2.2 million and $6.6 million for the three and nine months ended September 30, 2017, respectively, and $2.2 million and $7.1 million for the three and nine months ended September 30, 2016, respectively. The amortization expense recognized was related to developed technology and software license rights and was recorded in cost of revenue except for $0.2 million for the nine months ended September 30, 2016, which was recorded in “Amortization of certain acquired intangible assets” in the accompanying Condensed Consolidated Statements of Operations.

The following table presents the Company’s estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2017 (in thousands):

Remainder of 2017	$780
Total	$780
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the quarter ended September 30, 2017, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the nine months ended September 30, 2017 and the year ended December 31, 2016.
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
Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$45,269	$39,768	$5,501	$—	$48,136	$48,136	$—	$—
Certificate of deposit	10,000	—	10,000	—	—	—	—	—
Corporate bonds	79,358	—	79,358	—	60,676	—	60,676	—
Agency bonds	8,000	—	8,000	—	28,930	—	28,930	—
U.S. treasury securities	170,115	—	170,115	—	157,686	—	157,686	—
Commercial paper	—	—	—	—	10,473	—	10,473	—
	$312,742	$39,768	$272,974	$—	$305,901	$48,136	$257,765	$—
At September 30, 2017 and December 31, 2016, cash equivalents of $39.8 million and $48.1 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills. At September 30, 2017, cash equivalents of $5.5 million consisted of U.S. treasury securities with original maturity dates of three months or less.
As of September 30, 2017, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of September 30, 2017, no adjustments were made to such pricing information.

Senior Convertible Notes
The Company’s senior convertible notes are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not re-measured to fair value each period. The approximate fair value of the Company’s convertible notes as of September 30, 2017 was $256.3 million. The fair value of the convertible notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy.

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

The net carrying amount of the liability component of the Notes as of September 30, 2017 and December 31, 2016 consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Principal amount	$253,000	$253,000
Unamortized debt discount	(6,391)	(12,550)
Net carrying amount before unamortized debt issuance costs	246,609	240,450
Unamortized debt issuance costs	(1,026)	(2,015)
Net carrying value	$245,583	$238,435
The effective interest rate of the liability component of the Notes is 5.4%. This interest rate was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the Notes for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Contractual interest expense at 1.5% per annum	$949	$949	$2,847	$2,847
Amortization of debt issuance costs	334	318	990	942
Accretion of debt discount	2,078	1,978	6,159	5,863
Total	$3,361	$3,245	$9,996	$9,652
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

7. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2017 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2016	6,041	$32.01	6.2	$74,989
Granted	—	—
Exercised	(308)	17.55
Forfeited	(300)	34.83
Outstanding, September 30, 2017	5,433	$32.67	5.5	$58,386

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at September 30, 2017	4,943	$32.01	5.4	$56,724
Vested and expected to vest at September 30, 2017	5,413	32.65	5.5	58,312

(1)	Based on the Company’s closing stock price of $40.61 on September 30, 2017 and $42.31 on December 31, 2016.
Unrecognized compensation expense relating to stock options was $7.7 million at September 30, 2017, which is expected to be recognized over a weighted-average period of 1.1 years.

Restricted Stock Units
The Company granted restricted stock units covering 1.7 million shares of its common stock during the nine months ended September 30, 2017. At September 30, 2017, there were 3.8 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to shares of the Company’s common stock subject to unvested restricted stock units was $112.7 million at September 30, 2017, which is expected to be recognized as expense over the weighted-average period of 2.8 years.
Performance-Based Restricted Stock Units
In July 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the issuance of performance-based restricted stock units to an executive officer of the Company. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index and (b) the recipient continuing to provide service through the end of the three year term of the award. Achievement of the target performance level would result in the issuance of 40,600 shares and achievement at the maximum performance level would result in the issuance of 60,900 shares. The Company used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which was recognized ratably over the three year term of the award. In July 2017, based on the performance of the Company’s stock price relative to a certain independent market index, the Company determined it had not achieved the required performance level, which would result in none of the shares being issued.
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
The Company used a Monte Carlo simulation to estimate the fair value of each tranche of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. In the first quarter of 2015, the aggregate grant date fair value of the first half of the above awards was $9.9 million. As of September 30, 2017, the aggregate fair value of the first half of the awards was $4.8 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. In the first quarter of 2016, the aggregate grant date fair value of the second half of the awards was $3.6 million.  In the first quarter of 2017, the Compensation Committee provided clarification on the use of constant currency adjustments to the Company’s performance in relation to the revenue guidance for fiscal year 2016. As a result, during the nine months ended September 30, 2017, the Company determined that the aggregate fair value of the awards was $9.8 million, which will be recognized over the remaining vesting period of the awards.
The following table summarizes the details of the first half of the performance-based restricted stock units granted in December 2014 (in thousands, except share information):

Date	Activity	# of shares at Target	# of shares at Maximum
February 2015	Accounting grant date	267,500	535,000
December 2015	Adjustment for the measurement of the Company’s performance in relation to the revenue guidance for fiscal year 2015	(133,750)	(267,500)
May 2016	Adjustment for shares forfeited as a result of the retirement of an executive officer of the Company	(5,000)	(10,000)
	Eligible for potential issuance at September 30, 2017	128,750	257,500
The following table summarizes the details of the second half of the performance-based restricted stock units granted in December 2014 (in thousands, except share information):

Date	Activity	# of shares at Target	# of shares at Maximum
February 2016	Accounting grant date	267,500	535,000
May 2016	Adjustment for shares forfeited as a result of the retirement of an executive officer of the Company	(10,000)	(20,000)
	Eligible for potential issuance at September 30, 2017	257,500	515,000
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
The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $3.4 million and $9.9 million for the three and nine months ended September 30, 2017, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $5.1 million at September 30, 2017, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted-average period of 1.3 years.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of revenue	$1,216	$1,215	$3,629	$3,477
Sales and marketing expense	7,988	6,741	21,534	19,186
Research and development expense	2,641	2,144	7,140	5,777
General and administrative expense	5,737	4,646	18,726	12,310
Total	$17,582	$14,746	$51,029	$40,750

8. INCOME TAXES
The Company’s income tax provision was approximately $0.5 million and $1.4 million with an effective income tax rate of (3.5)% and (2.8)% for the three and nine months ended September 30, 2017, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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

The Company is subject to U.S. federal income tax, state income tax and various foreign income taxes. The Company is subject to examination for the 2014 through 2016 tax years for its U.S. federal income tax returns. State income tax returns are subject to examination for the 2012 through 2016 tax years. The Company is subject to examination by various foreign jurisdictions for years after 2008. The Company does not expect significant changes to its uncertain tax positions within the next twelve months.
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
Lease Commitments
During the nine months ended September 30, 2017, the Company entered into various operating lease agreements with remaining obligations of approximately $0.2 million in 2017, $0.4 million in 2018 and $0.1 million in 2019.
Other Commitments
During the nine months ended September 30, 2017, the Company entered into software subscription agreements with various service providers with remaining obligations of approximately $3.1 million in 2017, $8.4 million in 2018, $5.0 million in 2019 and $0.8 million in 2020.
Litigation
During 2017, a patent infringement claim was filed against the Company. This claim has subsequently been dismissed and did not have a material adverse effect on the Company’s business, operating results, cash flows or financial condition .
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
10. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s Chief Executive Officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended September 30, 2017 and 2016, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.9 million and $0.8 million, respectively and for the nine months ended September 30, 2017 and 2016, values of $2.6 million and $2.5 million, respectively.
During May 2017, an executive officer of a cyber security company joined the Company’s board of directors. For the three and nine months ended September 30, 2017, the Company recorded $0.2 million and $0.5 million, respectively, in expenses related to the products and services provided by the cyber security company. Additionally, for the three and nine months ended September 30, 2017, the Company recognized revenue of $0.1 million and $0.2 million, respectively, related to the cyber security company’s subscription to our products.

11. SUBSEQUENT EVENTS
In November 2017, the Company entered into certain agreements to issue $300.0 million principal amount of 5.75% convertible notes due 2021 (the “2021 Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake and LinkedIn. The 2021 Notes will have a maturity date of July 1, 2021 and bear interest at a rate of 5.75% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2018. The 2021 Notes shall be convertible at the option of the holder into the Company’s common stock at a conversion rate of 23.8095 per $1,000 principal amount of the 2021 Notes (which represents an initial conversion price of $42.00 per share). The closing of these transactions and the issuance of the 2021 Notes in connection therewith is expected to occur by the end of calendar year 2017.
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock. The Company may repurchase its common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors.
During October 2017, the Compensation Committee granted restricted stock units covering an aggregate of 102,850 shares of the Company’s common stock which generally vest annually over four years.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new clients to enter into subscriptions for our solutions; our ability to service those clients effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, our ability to optimize the efficiency of our operations and scalability of our business; geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhancements to our solutions; alternate ways of addressing human capital management needs or new technologies generally by us and our competitors; continued acceptance of SaaS as an effective method for delivering human capital management solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial and legislative changes in our industry; the timing and amount of capital expenditures and share repurchases; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 33.5 million users across 3,146 clients in 192 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.
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
In addition to our enterprise human capital management platform, we offer PiiQ, formerly known as Cornerstone Growth Edition, which is a cloud-based talent management solution with learning and performance suites targeted to organizations with 250 or fewer employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce and PiiQ products in our client and user count metrics as they are not significant and we believe the client and user count metrics for our human capital management platform give a better indication of our overall performance.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $121.8 million and $350.0 million for the three and nine months ended September 30, 2017, respectively, from $107.8 million and $314.1 million for the three and nine months ended September 30, 2016, respectively.

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
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Sales and marketing expenses are expected to increase, as we continue to expand our direct sales teams, increase our marketing activities, and grow our international operations. Research and development expenses are expected to increase as we continue to improve the existing functionality for our products. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and service capabilities in order to support continued future growth. We also expect to incur additional general and administrative expenses as a result of our growth. While we expect to increase our level of investment in the business, we also expect that these increased levels of spending will drive improved profitability over time, and expect to obtain leverage in every expense category other than research and development as a percentage of revenue.
In November 2017, we announced our strategic plan with the objective of better positioning us for long-term growth and increasing shareholder value. In connection with the plan, we will (i) sharpen our focus on recurring revenue growth; (ii) more aggressively drive operating margins and free cash flow; and (iii) leverage our leadership position in global learning to expand our presence in e-learning content.
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

•
Billings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than from new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track billings, which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance to calculate billings so it better reflects new business activity in the period as evidenced by payments under our billing policies arising from the acquisition of new clients, sales of additional products to existing clients, the addition of incremental users by existing clients and client renewals. Factors that may cause our billings results to vary from period to period include the following:

◦	Billings terms. Any changes in those billing terms may shift billings between periods.

◦	Seasonality. Due to the seasonality of our sales, billings growth is inconsistent from quarter to quarter throughout a calendar year.

◦
Foreign currency exchange rates. While most of our billings have historically been in U.S. Dollars, an increasing percentage of our billings in recent periods has been in foreign currencies, particularly the British Pound.

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

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce and PiiQ, formerly known as Cornerstone Growth Edition, products.

•
Number of users. Since our clients generally pay fees based on the number of users of our products within their organizations, we believe the total number of users is an indicator of the growth of our business. Our user count includes active users for our enterprise human capital management platform and excludes users of our Cornerstone for Salesforce and PiiQ, formerly known as Cornerstone Growth Edition, products.

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
Subsequent to the filing of our Annual Report on Form 10-K for the year ended December 31, 2016, we updated an assumption related to the Black-Scholes option-pricing model for stock awards. Beginning in 2017, we began estimating expected volatility based solely on our historical volatility as a public company. In previous years, we estimated this using the average volatility of similar publicly traded companies as sufficient trading history of our stock was not available. As of September 30, 2017, there have been no additional material changes to our critical accounting policies since December 31, 2016.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$121,796	$107,758	$350,029	$314,095
Cost of revenue	35,708	33,369	104,978	100,974
Gross profit	86,088	74,389	245,051	213,121
Operating expenses:
Sales and marketing	60,554	53,690	179,521	168,226
Research and development	16,389	12,130	44,484	34,927
General and administrative	21,249	18,608	64,866	51,611
Amortization of certain acquired intangibles	—	—	—	150
Total operating expenses	98,192	84,428	288,871	254,914
Loss from operations	(12,104)	(10,039)	(43,820)	(41,793)
Other income (expense):
Interest income	749	451	2,021	1,182
Interest expense	(3,373)	(3,245)	(10,015)	(9,652)
Other, net	376	663	921	2,938
Loss before income tax provision	(14,352)	(12,170)	(50,893)	(47,325)
Income tax provision	(503)	(218)	(1,438)	(894)
Net loss	$(14,855)	$(12,388)	$(52,331)	$(48,219)

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	29.3%	31.0%	30.0%	32.1%
Gross profit	70.7%	69.0%	70.0%	67.9%
Operating expenses:
Sales and marketing	49.7%	49.8%	51.3%	53.6%
Research and development	13.5%	11.3%	12.7%	11.1%
General and administrative	17.4%	17.3%	18.5%	16.4%
Amortization of certain acquired intangibles	—%	—%	—%	—%
Total operating expenses	80.6%	78.3%	82.5%	81.2%
Loss from operations	(9.9)%	(9.3)%	(12.5)%	(13.3)%
Other income (expense):
Interest income	0.6%	0.4%	0.6%	0.4%
Interest expense	(2.8)%	(3.0)%	(2.9)%	(3.1)%
Other, net	0.3%	0.6%	0.3%	0.9%
Loss before income tax provision	(11.8)%	(11.3)%	(14.5)%	(15.1)%
Income tax provision	(0.4)%	(0.2)%	(0.4)%	(0.3)%
Net loss	(12.2)%	(11.5)%	(15.0)%	(15.4)%
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue (in thousands)	$121,796	$107,758	$350,029	$314,095
Billings (in thousands)	$132,110	$106,991	$340,877	$297,023
Number of clients	3,146	2,805	3,146	2,805
Number of users (in millions)	33.5	27.7	33.5	27.7

Revenue increased by $14.0 million, or 13%, for the three months ended September 30, 2017 as compared to the same period in 2016 and increased by $35.9 million, or 11%, for the nine months ended September 30, 2017 as compared to the same period in 2016. Revenue growth on a constant currency basis was 13% for the three months ended September 30, 2017 as compared to the same period in 2016 and 14% for the nine months ended September 30, 2017 as compared to the same period in 2016. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the mix of subscription and professional services revenue, the timing of delivery of our professional services revenue, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.

The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Subscription revenue	$101,130	$86,366	$290,478	$250,300
Percentage of subscription revenue to total revenue	83.0%	80.1%	83.0%	79.7%
Professional services revenue	$20,666	$21,392	$59,551	$63,795
Percentage of professional services to total revenue	17.0%	19.9%	17.0%	20.3%
	$121,796	$107,758	$350,029	$314,095
Subscription revenue increased by $14.8 million for the three months ended September 30, 2017 as compared to the same period in 2016 and increased by $40.2 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients. Professional services revenue decreased by $0.7 million for the three months ended September 30, 2017 as compared to the same period in 2016 and decreased by $4.2 million for the nine months ended September 30, 2017 as compared to the same period in 2016. The timing of the recognition of professional service revenue can depend on a variety of factors, such as the size, volume and complexity of our agreements with our customers and our ability to work with our customers to implement and deliver our solutions.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue for United States	$78,341	$72,438	$229,428	$211,980
Percentage of total revenue for United States	64.3%	67.2%	65.5%	67.5%
Revenue for all other countries	$43,455	$35,320	$120,601	$102,115
Percentage of total revenue for all other countries	35.7%	32.8%	34.5%	32.5%
	$121,796	$107,758	$350,029	$314,095
Billings increased $25.1 million, or 23%, and $43.9 million, or 15%, respectively, for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, reflecting an increase in revenue for both periods, plus an increase in deferred revenue compared to the same periods in 2016. Billings growth on a constant currency basis increased 18% and 11%, respectively, for the three and nine months ended September 30, 2017 as compared to the same periods in 2016. The growth rates for revenue and billings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, fluctuations in foreign exchange rates, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement, and the recognition of professional services revenue generally on a proportional performance basis over the period the services are performed.
As discussed above under the section titled “Metrics,” billings is a non-GAAP financial measure defined as the sum of revenue and the change in the deferred revenue balance for the period. Management uses billings in analyzing its financial results and believes it is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate billings differently or not at all, which may reduce its usefulness as a comparative measure.

The following table presents a reconciliation of revenue to billings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Three Months Ended September 30, 2017
Revenue		$121,796
Deferred revenue at June 30, 2017	$262,866
Deferred revenue at September 30, 2017	273,180
Change in deferred revenue		10,314
Billings		$132,110
	Deferred Revenue Balance	Three Months Ended September 30, 2016
Revenue		$107,758
Deferred revenue at June 30, 2016	$235,834
Deferred revenue at September 30, 2016	235,067
Change in deferred revenue		(767)
Billings		$106,991

	Deferred Revenue Balance	Nine Months Ended September 30, 2017
Revenue		$350,029
Deferred revenue at December 31, 2016	$282,332
Deferred revenue at September 30, 2017	273,180
Change in deferred revenue		(9,152)
Billings		$340,877
	Deferred Revenue Balance	Nine Months Ended September 30, 2016
Revenue		$314,095
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at September 30, 2016	235,067
Change in deferred revenue		(17,072)
Billings		$297,023
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
Our number of clients grew 12% at September 30, 2017 compared to September 30, 2016 and our number of users increased 21% at September 30, 2017 compared to September 30, 2016.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Cost of revenue	$35,708	$33,369	$104,978	$100,974
Gross profit	$86,088	$74,389	$245,051	$213,121
Gross margin	70.7%	69.0%	70.0%	67.9%

Cost of revenue increased $2.3 million or 7% for the three months ended September 30, 2017 as compared to the same period in 2016. The increase in cost of revenue was primarily due to $0.9 million in increased amortization of capitalized software. Cost of revenue increased $4.0 million or 4%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase in cost of revenue was primarily due to $3.0 million in increased amortization of capitalized software. These costs were incurred to service our existing clients and support our continued growth. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carry a higher gross margin. Aside from the improvement in gross margin from the higher mix of subscription revenue, we expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Sales and marketing	$60,554	$53,690	$179,521	$168,226
Percent of revenue	49.7%	49.8%	51.3%	53.6%
Sales and marketing expenses increased $6.9 million, or 13% for the three months ended September 30, 2017 as compared to the same period in 2016. As a percentage of revenue, sales and marketing expense remained consistent, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
Sales and marketing expenses increased $11.3 million, or 7%, for the nine months ended September 30, 2017 as compared to the same period in 2016. As a percentage of revenue, sales and marketing expense decreased by two percentage points, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. We expect over time sales and marketing expenses, as a percentage of revenue, to continue to decrease as we gain sales efficiency throughout the various sales teams.
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
Research and development	$16,389	$12,130	$44,484	$34,927
Percent of revenue	13.5%	11.3%	12.7%	11.1%
Research and development expenses increased by $4.3 million, or 35%, for the three months ended September 30, 2017 as compared to the same period in 2016. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $2.5 million.
Research and development expenses increased by $9.6 million, or 27%, for the nine months ended September 30, 2017 as compared to the same period in 2016. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $5.9 million.
We continue to develop and release new products and new features within existing products and as a result, we expect research and development expenses to increase proportionately with revenue.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $6.1 million and $5.6 million of software development costs and amortized $4.4 million and $3.5 million in the three months ended September 30, 2017 and 2016, respectively, and capitalized $19.3 million and $15.3 million and amortized $12.5 million and $9.5 million in the nine months ended September 30, 2017 and 2016, respectively.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(dollars in thousands)
General and administrative	$21,249	$18,608	$64,866	$51,611
Percent of revenue	17.4%	17.3%	18.5%	16.4%
General and administrative expenses increased by $2.6 million, or 14%, for the three months ended September 30, 2017 as compared to the same period in 2016. The increase was driven by higher costs to support our growing business, which mainly consists of employee-related costs of $1.5 million as a result of increased headcount and stock-based compensation awards.
General and administrative expenses increased by $13.3 million, or 26%, for the nine  months ended September 30, 2017 as compared to the same period in 2016. The increase was driven by higher costs to support our growing business, reallocation of resources to this cost category and incremental spend to support our operational excellence initiatives which we expect to result in continued margin improvements. We incurred increased employee-related costs of $9.1 million as a result of increased headcount and stock-based compensation awards.
We expect over time our general and administrative expenses to increase in absolute dollars but decrease as a percentage of revenue.
Amortization of certain acquired intangible assets

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Amortization of certain acquired intangible assets	$—	$—	$—	$150
Amortization of certain acquired intangible assets decreased by $0.2 million for the nine  months ended September 30, 2017 as compared to the same period in 2016 due to the acquired intangible assets being fully amortized.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Interest income	$749	$451	$2,021	$1,182
Interest expense	(3,373)	(3,245)	(10,015)	(9,652)
Other, net	376	663	921	2,938
Total	$(2,248)	$(2,131)	$(7,073)	$(5,532)
Interest income for the three and nine months ended September 30, 2017 increased $0.3 million and $0.8 million, respectively, as compared to the same periods in 2016 due to the increase in interest income earned on the purchase of investment securities, net of purchased premium amortization.
Interest expense for the three and nine months ended September 30, 2017 increased by $0.1 million and $0.4 million, respectively, as compared to the same periods in 2016 due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.

Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Other, net for the nine months ended September 30, 2017 included a $0.6 million loss related to impairments on our strategic investments. Foreign exchange gains and losses for the three and nine months ended September 30, 2017 and 2016, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Income tax provision	$(503)	$(218)	$(1,438)	$(894)
For the three and nine months ended September 30, 2017, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At September 30, 2017, our principal sources of liquidity were $76.4 million of cash and cash equivalents, investments in marketable securities of $267.5 million, and $124.5 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The Notes mature on July 1, 2018, unless earlier converted.
In November 2017, we entered into an agreement to issue senior convertible notes to certain entities affiliated with Silver Lake and LinkedIn to raise gross proceeds of $300.0 million. The notes will be issued at 98% of the principle value with a maturity date of July 1, 2021 and bear interest at a rate of 5.75% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing on January 1, 2018. The notes shall be convertible at the option of the holder at a conversion price of $42.00.
In November 2017, our board of directors authorized a $100.0 million share repurchase program of our common stock. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2017	2016
Net cash provided by operating activities	$15,927	$1,718
Net cash used in investing activities	(34,046)	(61,344)
Net cash provided by financing activities	9,722	17,737

Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $15.9 million for the nine months ended September 30, 2017 compared to $1.7 million for the nine months ended September 30, 2016. The increase in cash provided by operating activities was primarily due to working capital changes.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $34.0 million for the nine months ended September 30, 2017, compared to $61.3 million for the nine months ended September 30, 2016. The decrease in cash used in investing activities was primarily due to the timing of maturities and purchases of our investments. As we generate cash flow from operations, we look to invest any excess cash that will not be required to fund our operations in the near future.
Cash provided by financing activities was $9.7 million for the nine months ended September 30, 2017, compared to $17.7 million for the nine months ended September 30, 2016. The decrease in financing cash flows was due to a decrease in proceeds from employee stock awards.
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2017 except for the following: we (i) entered into various operating lease agreements with remaining obligations of approximately $0.2 million in 2017, $0.4 million in 2018 and $0.1 million in 2019; and (ii) entered into software subscription agreements with various service providers with remaining obligations of approximately $3.1 million in 2017, $8.4 million in 2018, $5.0 million in 2019 and $0.8 million in 2020.
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
Interest Rate Risk
At September 30, 2017, we had cash and cash equivalents of $76.4 million and investments of $270.2 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.6 million reduction on the fair market value of our portfolio as of September 30, 2017. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2017, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $9.3 million.

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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,788 employees on September 30, 2016 to 1,960 employees on September 30, 2017. In addition, we have several international offices, including in Australia, Brazil, China, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We sell to U.S. federal and state and foreign governmental agency customers, and we may increase sales to government entities in the future. For example, in June 2017, we entered into an agreement with the U.S. Postal Service that authorizes, but does not guarantee, the purchase by the U.S. Postal Service of our software and services to support their more than 600,000 employees. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:

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
We have incurred losses since our inception. We experienced net losses of $14.9 million, $52.3 million, $66.8 million, $85.5 million, and $64.9 million for the three and nine months ended September 30, 2017, and years ended December 31, 2016, 2015 and 2014, respectively. At September 30, 2017, our accumulated deficit was $506.1 million and total stockholders’ equity was $34.0 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting GAAP is uncertain. Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
At September 30, 2017, we had $76.4 million in cash and cash equivalents and $267.5 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States, and the ongoing debt-ceiling debate.
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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. We have made, and from time to time may continue to make, strategic investments in privately held companies. The privately held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
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
We cannot guarantee that our recently announced share repurchase program will be fully consummated or that it will enhance shareholder value, and share repurchases could affect the trading price of our common stock.
In November 2017, our board of directors authorized a $100.0 million share repurchase program. Although our board of directors has authorized a share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.

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
Date: November 8, 2017

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