Form 10-K
period 2017-12-31
Cornerstone OnDemand Inc
filed 2018-02-27
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2017, the last day of the registrant’s most recently completed second fiscal quarter, was $1,125,050,319 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2017).
On February 21, 2018, 57,319,023 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2017.

CORNERSTONE ONDEMAND, INC.
2017 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2018 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

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
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 35.3 million users across 3,250 clients in 192 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.
Our human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Our focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
We work with clients across all geographies, verticals and market segments. Our clients include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations and small businesses. We sell our platform domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies and global system integrators.
Our enterprise human capital management platform is composed of four product suites:

•	Our Recruiting suite helps organizations to source and attract candidates, assess and select applicants, onboard new hires and manage the entire recruiting process;

•
Our Learning suite enables clients to manage training and development programs, knowledge sharing and collaboration among employees, track compliance requirements and support career development for employees. Our content offering delivers fresh, modern content, fueling employee curiosity and inspiring growth;

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
In addition to our enterprise human capital management platform, we offer PiiQ, formerly known as Cornerstone Growth Edition, which is a cloud-based talent management solution with learning and performance product offerings targeted to organizations with 500 or fewer employees.
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
We have grown our business each of the last 16 years. Our revenue has grown to $482.0 million in 2017 from $423.1 million in 2016 and from $339.7 million in 2015. We have averaged an annual dollar retention rate of approximately 95% since 2002 and our annual recurring revenue as of December 31, 2017 was $439.0 million, as described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the heading “Metrics”, which includes a detailed description of these metrics.
The Market
Human capital is both a major asset and expense for all organizations. Based on the U.S. Bureau of Labor Statistics data as of September 2017, total compensation paid to the United States civilian workforce of approximately 161.1 million people was expected to exceed $11.9 trillion in 2017.
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

•
Modernizing HR Data Management. Enterprise organizations are forced to either sustain many disparate, outdated HR systems across multiple sites and countries, or choose to replace those systems with a global core HR solution, which can be very costly, risky and take years to implement. Also, many mid-market organizations have outgrown their use of spreadsheets to manage people data, but do not need the complexities of a core HR solution.

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
The Cornerstone OnDemand Answer
Our human capital management platform is a comprehensive SaaS solution that consists of suites to help organizations manage their recruiting, learning, performance and HR administration processes. These suites are supplemented by state-of-the-art analytics and reporting as well as a number of cross-product tools for employee profile management and e-learning content aggregation and delivery. We also provide professional services for configuration, integration, training and optimization of our platform. We believe that our human capital management platform delivers the following benefits:

•
Comprehensive Functionality. Our platform provides a comprehensive approach to human capital management by offering products to address all stages of the employee lifecycle: recruiting, onboarding, learning, performance, succession, compensation, enterprise social collaboration and HR administration processes. Employees use our platform throughout their careers to engage in performance processes such as goal management, performance reviews, continuous feedback, competency assessments and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans or succession processes; and to connect and collaborate with co-workers by leveraging enterprise social networking tools. Employee managers and HR managers use our platform to perform their human capital administrative responsibilities effectively throughout the employees’ careers.

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

•
Software-as-a-Service Solution Lowers the Total Cost of Ownership and Speeds Delivery. Our platform is accessible through a standard web browser and does not require the large investments in implementation time, personnel, hardware and consulting that are typical of hosted or on-premise solutions. With a single code base to maintain, we are able to release improved functionality on a quarterly basis. This is a more rapid pace than most hosted or on-premise solution providers can afford to deliver.

•
Scalable to Meet the Needs of Organizations. Our platform has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our platform is capable of supporting deployments of various sizes. Today we service 36 multi-national corporations with over 150,000 active users each. Our largest deployment is for over 600,000 users.

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
Cornerstone Recruiting
Cornerstone Recruiting. Our applicant tracking product supports the modern ways that organizations source, attract and hire new employees. The recruiting product streamlines the entire hiring process and improves stakeholder collaboration with powerful dashboards and workflows. With mobile-friendly, customizable career sites, organizations can showcase their unique employer brand to attract top talent.
Cornerstone Onboarding. Our onboarding product delivers the resources, connections and tools at critical points across the employee lifecycle. The onboarding product complements the recruiting product by providing a seamless and engaging experience for the employee, while reducing administrative burden and promoting collaboration across departments.
Our Recruiting suite is utilized by approximately 22% of our total base of 3,250 clients.
Cornerstone Learning
Cornerstone Learning. Our learning product helps clients deliver mobile-ready, enterprise-class training and development programs. It links employee development to other parts of the talent management lifecycle, including onboarding, performance management and succession planning. The learning product supports all forms of learning, including online, instructor-led and collaborative and on-the-job learning, as well as robust reporting and embedded predictive analytics. With tens of thousands of online training titles from dozens of global content providers accessible through our new engaging Learning Experience Platform, clients reduce overall training expenses, while quickly transforming their learning programs with modern, curated content. The access to personalized content delivered at scale with Cornerstone’s machine learning technology builds a culture of continuous learning, boosting employee engagement and retention.
Cornerstone Extended Enterprise. Our extended enterprise product helps clients provide training and enablement to their customers, vendors and distributors. The extended enterprise product enables clients to develop new profit centers, increase sales, cut support costs and boost channel productivity.
Cornerstone for Salesforce. Our Cornerstone for Salesforce product is an enablement solution for employees, partners and customers developed natively on the Salesforce.com platform. Cornerstone for Salesforce leverages clients’ Salesforce investments across all products to build high-performance sales and service teams with triggered, just-in-time training, as well as leverage learning to engage and enable customers and partners.
Cornerstone Content. Our Cornerstone Content solutions enable organizations to deliver fresh, modern content to their workforce. Content Anytime is our foundational subscription package that includes a pre-curated library of more than 2,500 courses and a constantly evolving library. We also offer Custom Curated Packages, giving organizations access to pre-curated or custom-curated course collections from our robust library of 30+ content providers and 34,000+ content offerings. Both offerings are complementary to one another.
Our Learning suite is utilized by approximately 86% of our total base of 3,250 clients.
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

Cornerstone Succession. Our succession product allows clients to proactively plan for organizational change and talent mobility. The succession product serves both the employee looking for career advancement and management team members planning for the future. Employees can share career preferences and discover development opportunities. Management team members can utilize tools provided to identify skill gaps, implement development plans and create talent pools for future needs.
Cornerstone Compensation. Our compensation product allows clients to reward their employees for hard work in direct relation to performance. The compensation product enables clients to make more informed decisions about the allocation of base pay, bonus and equity awards.
Our Performance suite is utilized by approximately 52% of our total base of 3,250 clients.
Cornerstone HR
Cornerstone HR. Our HR product offers a modern interface for centralized HR administration across an organization’s disparate systems. Acting as a source of truth for core employee and talent data, the system supports employee self-service, absence management, organization management and records administration.
Cornerstone View. Our view product allows clients to access HR data across our human capital management products. The view product enables organizations to utilize interactive data visualization tools to discover their top performers and future leaders to proactively answer workforce questions and achieve business results.
Cornerstone Benchmark. Our benchmark product enables organizations to compare internal employee data with peers in external companies or across divisions, subdivisions, subsidiaries, or regions within their own organization. Both options allow the organization to visualize how they compare against custom and internal business segments across a variety of metrics.
Our HR suite, our newest offering, is utilized by approximately 8% of our total base of 3,250 clients.
Our Strategy
Our goal is to empower people, organizations and communities to realize their potential with our comprehensive human capital management platform. Key elements of our strategy include:
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

•
Sell Additional Products to Existing Clients. We believe there is a significant growth opportunity in selling additional functionality to our existing clients. Many clients have added functionality subsequent to their initial deployments as they recognize the benefits of our unified platform, and as a result, approximately 69% of our clients today utilize two or more products and approximately 40% utilize three or more products. With our expanding product portfolio, such as our newest product Cornerstone HR, we believe significant upsell opportunity remains within our existing client base.

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

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our platform internationally. We intend to grow our Europe, Middle-East and Africa ("EMEA") and Asia-Pacific and Japan ("APJ") operations, which provide for direct sales, alliances, services and support in the regions. We have grown our EMEA client base from one client at December 31, 2007 to 698 clients at December 31, 2017 and our APJ client base from two clients at December 31, 2009 to 173 clients at December 31, 2017.

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
Make Cornerstone Built to Last. Our growth strategy since inception has been deliberate, disciplined and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without experiencing business contraction. We plan to continue with the same systematic approach in the future.
Acquisitions. In the future, we may seek to acquire or invest in additional businesses, products or technologies that we believe will complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities.
Execute Our Renewed Strategic Focus. Following a strategic review process undertaken by our board of directors during 2017, the board determined that the optimal way to maximize shareholder value is to execute a plan to transform our operations and support that plan with a capital infusion and new strategic partnerships. As a result, we entered into an agreement with Silver Lake, one of the world's leading technology private equity investors, and LinkedIn, under which Silver Lake and LinkedIn invested $300.0 million in Cornerstone in the form of convertible senior notes. In November 2017, we announced our strategic plan with the objective of better positioning us for long-term growth and increasing shareholder value. In connection with the plan, we will (i) sharpen our focus on recurring revenue growth; (ii) drive operating margin and free cash flow improvement; (iii) develop new recurring revenue streams, including e-learning content subscriptions; (iv) bolster our leadership team; and (v) strengthen our governance to help us best execute on this strategic transformation.
Strategic Relationships and Professional Services
We have entered into alliance agreements in order to expand our capabilities and geographic presence and provide our clients with access to specific types of content. We have entered into relationships with various third-party consulting firms to assist in the successful implementation of our platform and to optimize our clients’ use of our platform during the terms of their engagements. Our clients utilize these firms to assist in delivery of implementation and integration services amongst other consulting services. As our business grows, we expect to continue to utilize increasing amounts of these services. As part of our renewed strategic focus, we are taking steps to migrate much of our implementation services to our global partners. To effect the migration, we are augmenting our partner operations and delivery assurance functions while reducing overall headcount in our service delivery division, as partners take on the majority of our professional services work. This aligns with our focus on growing recurring revenue.
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
Outsourcing and Distribution Relationships
We have developed a network of outsourcing, distribution and referral relationships to expand our reach and provide product and services sales through indirect channels. We expect to continue to add distributors to build our sales presence in certain geographic and vertical markets.
Consulting and Services Relationships
We have entered into alliance relationships with HR consulting firms to deliver consulting services, such as implementation and content development services, to clients.
Content and Product Relationships
We have entered into distributor agreements with a wide range of vendors which provide off-the-shelf e-learning content and custom learning content development services. Through this network, we are able to offer an extensive library of online training content to our clients through our Learning Experience Platform. Our content distributors for e-learning content include industry leaders as well as regional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly in our human capital management platform.

Global Client Success
We are dedicated to the success of our clients. We have developed a Client Success Framework which governs our operational model, the structure of our Client Management teams and the types of services necessary at each stage of a client’s lifecycle.
Within this framework, we have developed the following roles with primary responsibility to our clients at various levels of their organizations:

•
Client Executives who interact with executive-level sponsors and human resources executives at a client and are focused on the overall relationship, sales to existing clients and client business concerns;

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
We offer support in multiple languages, at multiple levels and through multiple channels, including global support coverage available 24 hours a day, seven days a week. We use our own enterprise social collaboration product to provide our clients and distributors with a virtual community to collaborate on product design, release management and best practices.
We monitor client satisfaction internally as part of formalized programs and at regular intervals during the client lifecycle, including during the transition from sales to implementation, at the completion of a consulting project and daily based on interactions with our client-facing teams.
Our Customers
As of December 31, 2017, 3,250 clients used our human capital management platform with approximately 35.3 million registered users across 192 countries and 43 languages. Our clients represent a variety of different industries, including automotive, business services, education and publishing, financial services, food and restaurants, healthcare, insurance, media and communications, non-profits, pharmaceuticals, public sector, retail, technology and travel. No single client accounted for 10% or more of our total revenue in 2017, 2016 or 2015.
Technology, Operations and Research and Development
Technology
Our human capital management platform is designed with an on-demand architecture which our clients access via a standard web browser. It uses a single code base, with all of our clients running on the current version of our software and has been specifically built to deliver:

•	a consistent, intuitive end-user experience to limit the need for product training and to encourage high levels of end-user adoption and engagement;

•	modularity and flexibility, by allowing our clients to activate and implement virtually any combination of the features we offer;

•	high levels of configurability to enable our clients to mimic their existing business processes, workflows and organizational hierarchies within our platform;

•	web services to facilitate the importing and exporting of data to and from other client systems, such as enterprise resource planning and human resource information system platforms;

•	scalability to match the needs of the largest global enterprises and to meet future client growth; and

•	rigorous security standards and high levels of system performance and availability demanded by our clients.
Our human capital management platform offers a localized user interface and currency conversion capabilities. It is currently available in the following 43 languages: Arabic, Armenian, Bahasa (Malaysia), Bulgarian, Chinese Simplified, Chinese Traditional (Hong Kong), Croatian, Czech, Danish, Dutch, English (Australia), English (UK), English (US), Estonian, Finnish, French (Canada), French (France), German, Greek, Hebrew, Hungarian, Indonesian, Italian, Japanese, Korean, Latvian, Lithuanian, Norwegian, Polish, Portuguese (Brazil), Portuguese (Portugal), Romanian, Russian, Serbian, Slovakian, Slovenian, Spanish (Latin America), Spanish (Spain), Swedish, Thai, Turkish, Ukrainian and Vietnamese.

Our human capital management platform is deployed using a multi-tenant and multi-user architecture. We employ a modularized architecture to balance the load of clients on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our clients. Our existing infrastructure has been designed with sufficient capacity to meet our current and estimated near term future needs. Global uptime in 2017 was 99.995%.
Security is of paramount importance to us due to the sensitive nature of employee data. We have designed our human capital management platform to meet certain rigorous industry security standards and to help assure clients that their sensitive data is protected across the system. We ensure high levels of security by logically segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously, including automated scans, periodic security audits and penetration tests conducted by our clients and commissioned by us from third parties.
We utilize a variety of industry standard technologies including Microsoft .NET and Hadoop and write the majority of our software in programming languages, such as C# and Java. We use Web 2.0 technologies, such as Javascript and React, extensively to enhance the usability, performance and overall user experience of our human capital management platform. Microsoft SQL Server is our primary relational database management system, but other database technologies are in use as well, including NoSQL databases. Apart from these and other third-party components, our entire human capital management platform has been specifically built and upgraded by our in-house development team.
Operations
We physically host our human capital management platform for our clients in two secure third-party data center facilities, one located in El Segundo, California and the other located near London, United Kingdom. Both facilities are leased from Equinix, Inc. These facilities provide physical security, including manned security 365 days a year, 24 hours a day, seven days a week, biometric access controls and systems security, redundant power and environmental controls. Additionally, we are in the process of building data centers in Paris, France and Frankfurt, Germany.
We lease space for disaster recovery purposes from Equinix in Virginia, United States and in Manchester, United Kingdom. In addition, we have started building out services and functionality on Amazon Web Services (“AWS”) with a view to migrating more software to AWS over time. We maintain the same or higher standards of security and compliance at AWS as we do in our leased facilities.
Our infrastructure includes firewalls, switches, routers, load balancers and IDS/IPS from Palo Alto Networks, Cisco Systems, A10 Networks and other widely commercially available vendors to provide the networking infrastructure and high levels of security for the environment. We use industry standard blade and rack-mounted servers to run our human capital management platform and Akamai Technologies’ Global Network of Edge Servers for content caching. We use solid state storage and other storage technologies from leading vendors such as SanDisk, Pure Storage and NetApp.
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
Our research and development expenses were $62.0 million in 2017, $47.0 million in 2016 and $41.0 million in 2015. Our research and development expenses plus capitalized software were $82.5 million in 2017, $63.4 million in 2016 and $54.3 million in 2015.

Sales and Marketing
Sales
We sell our software and services both directly through our sales force and indirectly through our domestic and international network of distributors. We currently service clients in a wide range of industries, including, among others business services, financial services, healthcare, pharmaceuticals, insurance, manufacturing, retail and high technology. We have a number of direct sales teams organized by market segment, industry and geography, which are as follows:

•	Strategic Accounts. We have a strategic accounts sales team focused on sales to some of the top 150 largest multi-national corporations.

•
U.S. Enterprise. Our enterprise sales team sells to large enterprises with 5,000 or more employees. This team is composed primarily of experienced solution sales executives, with an average tenure of approximately 20 years in sales.

•
U.S. Mid-Market. Our mid-market sales team sells to organizations with between 501 and 4,999 employees. This team is composed primarily of experienced sales individuals, with an average tenure of approximately 16 years in sales.

•	Small and Medium-Sized Business. Our small and medium-sized business sales team is targeted to clients with 500 or fewer employees.

•	U.S. Public Sector. Our public sector sales team targets federal, state and local government, as well as K-12 and higher education institutions.

•	U.S. Healthcare. Our healthcare sales team targets healthcare providers such as hospitals, healthcare equipment and services, pharmaceuticals, biotechnology and related life science organizations.

•
EMEA. We have both enterprise and mid-market sales professionals based in core EMEA markets. This team is composed primarily of experienced sales individuals, with an average tenure of over 16 years in sales.

•	APJ. We have enterprise sales professionals based in core APJ markets including Australia, Hong Kong, India, Japan, New Zealand and Singapore.

•	LATAM. We have enterprise sales professionals based in core Latin and South America markets including Mexico and Brazil.
Our direct sales team is supported by product specialists who provide technical and product expertise to facilitate the sales process. Our sales enablement professionals provide on-boarding and ongoing professional development for the sales professionals to increase their effectiveness at selling in the field. We also maintain a separate team of client executives responsible for renewals and up-sales to existing clients, as described above.
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

•
Corporate Marketing. We market to our clients by leveraging product marketing, client success stories, thought leadership content and brand awareness advertising campaigns. Additionally, we host regional client user group meetings and we also co-market with our strategic distributors, including joint press announcements and demand generation activities.

•	Marketing Communications. We undertake media relations, corporate communications, industry analyst relations activities, client advocacy and social media outreach.
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

In the applicant tracking systems segment, which the recruiting and onboarding product offerings each serve, our principal competitors include companies such as Oracle Corporation, International Business Machines Corporation and Lumesse. In the learning management systems segment, which the learning and extended enterprise product offerings each serve, our principal competitors include companies such as Oracle Corporation, Saba Software, Inc., SAP America, Inc. and SkillSoft Corp. In the performance management systems segment, which the performance, succession and compensation product offerings each serve, our principal competitors include companies such as Saba Software, Inc., Talentsoft, Oracle Corporation, Peoplefluent, Inc. and SAP America, Inc. These vendors are, like us, largely SaaS providers. We compete in these segments primarily on the basis of:

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
Many of our competitors and potential competitors have greater name recognition, longer operating histories and larger marketing budgets than we do. For additional information, see “Risk Factors—Risks Related to Our Business and Industry—The market in which we participate is intensely competitive and if we do not compete effectively, our operating results could be harmed” and “Risk Factors—Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.”
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
Proprietary Rights
To safeguard our proprietary and intellectual property rights, we rely upon a combination of patent, copyright, trade secret and trademark laws in the United States and in other jurisdictions and on contractual restrictions. Our key assets include our software code and associated proprietary and intellectual property rights, in particular the trade secrets and know-how associated with our human capital management platform which we developed internally over the years. We were issued a patent for our software in 2003 which expires in 2021; we have since filed for additional patent protection, we own registered trademarks and we will continue to evaluate the need for additional patents and trademarks. We have confidentiality and license agreements with employees, contractors, clients, distributors and other third parties, which limit access to and use of our proprietary information and software.
Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, creation of new suites, features and functionality, collaboration with our clients and frequent enhancements to our platform are larger contributors to our success in the marketplace.
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

Third-party infringement claims are also possible in our industry, especially as software functionality and features expand, evolve and overlap with other industry segments. Current and future competitors, as well as non-practicing patent holders, could claim at any time that some or all of our software infringes on patents they now hold or might obtain or be issued in the future.
Seasonality
Our sales are seasonal in nature. We sign a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last month, and often the last two weeks, of that quarter. We believe this seasonality is driven by several factors, most notably the tendency of our clients’ procurement departments to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations. As the terms of most of our client agreements are measured in full year increments, agreements regardless of when executed, will generally come up for renewal at that same time in subsequent years.
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
Employees
At December 31, 2017, we had 1,891 employees, which is a 4% increase from 1,823 employees at December 31, 2016. None of our employees are covered by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong. Internally, we strive to empower our people by using our human capital management platform to on-board, develop, connect, align, assess, retain, promote and manage the HR administration of our own employees.
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
Additional Information
Our Internet address is www.cornerstoneondemand.com and our investor relations website is located at http://investors.cornerstoneondemand.com. We make available free of charge through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report and you should not consider information on our website to be part of this report.
The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The public also may read and copy these filings at the SEC’s Public Reference Room at 100 F Street N.E., Washington, DC 20549. Information about this Public Reference Room is available by calling (800) SEC-0330.

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
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers and partners when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021 and 2018;

•	business disruptions, costs and future events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to Brexit;

•	general economic, industry and market conditions; and

•
various factors related to disruptions in our SaaS hosting network infrastructure, defects in our products, privacy and data security and exchange rate fluctuations, each of which is described elsewhere in these risk factors.

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
Our human capital management platform enables our clients to collect, manage and store a wide range of data related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed limitations on the collection, distribution and use of personal information. Several foreign jurisdictions, including the European Union (“EU”), and the United Kingdom, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing data collection and storage in these jurisdictions. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. Such changes have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance. For example, we maintain a major support center in Tel Aviv, Israel. Israel presently is recognized by the EU as providing an “adequate” level of protection for personal data, causing transfers of personal data to be permitted under EU data protection law, but if EU authorities were to determine that Israel no longer provided an “adequate” level of data protection, our business could be harmed. As an additional example, the EU adopted a general data protection regulation, effective in May 2018, that will supersede current EU data protection legislation, impose more stringent EU data protection requirements and provide for greater penalties for noncompliance. Further, following a referendum on June 23, 2016 on the United Kingdom’s membership in the EU, the outcome of which was a vote in favor of leaving the EU, it is expected that the United Kingdom government will shortly commence negotiations in connection with any exit from the EU (often referred to as “Brexit”). The outcome of the referendum has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact the general data protection regulation and how data transfers to and from the United Kingdom will be regulated. We maintain a data center in the United Kingdom where EU residents’ personal data is stored and processed, causing uncertainty with respect to the regulation of data protection in the United Kingdom to create uncertainty among some of our customers in Europe. We are in the process of building data centers in other EU locations that we anticipate will be functional in 2018, but until such data centers are operational and available to be used by our European customers, we may experience reluctance or refusal by our customers in Europe to use our products. Additionally, any delays in completing the data centers or impediments to beginning operations may harm our customer retention and billings in Europe.

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
If our privacy or data security measures fail to comply with current or future laws and regulations, we may be subject to litigation, regulatory investigations or other liabilities, as well as negative publicity and a loss of business. Any of these matters could materially adversely affect our business, financial condition or operational results. Moreover, if future laws and regulations limit our clients’ ability to use and share employee data or our ability to store, process and share data with our clients over the Internet, demand for our products could decrease, our costs could increase and our operating results and financial condition could be harmed.
In particular, with regard to transfers of personal data, as such term is used in the EU, we historically relied upon adherence to the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks. The U.S.-EU Safe Harbor Framework, which, together with the U.S.-Swiss Safe Harbor Framework, established the means for legitimizing the transfer of personal data by U.S. companies from the European Economic Area, or EEA, to the U.S., was invalidated in October 2015 by a decision of the European Court of Justice, or the ECJ Ruling. As a result of the ECJ Ruling, the Swiss data protection regulator has questioned the status of the U.S.-Swiss Safe Harbor Framework. In light of these events, we subsequently have self-certified under the EU-U.S. Privacy Shield, a replacement for the U.S.-EU Safe Harbor Framework. The EU-U.S. Privacy Shield has been challenged by private parties and may face additional challenges by national regulators or additional private parties. We may be unsuccessful in maintaining legitimate means for our transfer of personal data from the EEA, or otherwise responding to the ECJ Ruling, and we may experience reluctance or refusal by current or prospective European customers to use our products. Our response to the ECJ Ruling and any other events with respect to the legal landscape surrounding cross-border transfer of EU residents’ personal data may cause us to assume additional liabilities or incur additional expenses for implementing compliance requirements, and any such other events, as well as our response, could adversely affect our billings and lead to regulatory investigations or enforcement actions. The foregoing could have a materially adverse impact upon our business, financial condition and operational results.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has grown from 1,823 employees on December 31, 2016 to 1,891 employees on December 31, 2017. In addition, we have several international offices, including in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.

For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure and expand parts of our organization to implement improved operational, financial and management controls and reporting systems, see the risk factors titled “—As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” and “—We currently have a number of international offices and are expanding our international operations. Additionally, we do not have substantial experience in all international markets and may not achieve the results that we expect.”
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We currently have foreign sales denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Euros, British Pounds, Hong Kong Dollars, Indian Rupees, Japanese Yen, Mexican Pesos, New Zealand Dollars, Singapore Dollars, South African Rand, Swedish Krona and Swiss Franc and may in the future have sales denominated in the currencies of additional countries. In addition, we incur a portion of our operating expenses in British Pounds and Euros and, to a much lesser extent, in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Hong Kong Dollars, Indian Rupees, Israeli New Shekels, Japanese Yen, Mexican Pesos, New Zealand Dollars, Singapore Dollars and Swedish Krona. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties relating to Brexit, may negatively impact our business, financial condition and operating results. Due to our legal structure, any fluctuations in the exchange rates of the British Pound may be particularly impactful. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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

As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.
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
Our systems collect, access, use and store personal and other client proprietary information. As a result, we are subject to security risks and are required to invest significant resources to prevent or correct problems caused by security breaches. If a security breach occurs, our reputation could be harmed, our business may suffer and we could incur significant liability.
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
Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of client agreements or a loss of clients and adversely affect our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our human capital management platform through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we currently rely on two third-party data center hosting facilities, which we lease, and the expertise of members of our engineering and software development teams for the continued performance of our platform. Recently, we began the process of migrating our platform from our leased data center hosting facilities to third-party data center hosting facilities operated by Amazon Web Services (“AWS”). After we complete this migration, we will rely extensively on AWS to provide our clients and their users with fast and reliable access to our products. Any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of AWS, could harm our reputation, business and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

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
Defects in our platform could affect our reputation, result in significant costs to us and impair our ability to sell our products and related services.
Defects in our platform could adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs incurred in correcting any product defects may be substantial and could adversely affect our operating results. Although we continually test our products for defects and work with clients through our client support organization to identify and correct errors, defects in our products are likely to occur in the future. Any defects that cause interruptions to the availability of our products could result in:

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
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products. In addition, these distributors and providers may not perform as expected under our agreements, and we have had and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer. Even if we are successful, we cannot assure you that these relationships will result in improved operating results.
Failure to effectively retain and expand our direct sales teams and develop and expand our indirect sales channel will impede our growth.
We will need to continue to expand our sales and marketing infrastructure in order to grow our client base and our business. We plan to expand our direct sales teams and engage additional third-party distributors, both domestically and internationally. Identifying, recruiting and training these people and entities will require significant time, expense and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our direct and indirect sales channels do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management attention in order to restructure our direct sales teams. In particular, if our recent transition to a sales commission model based solely on subscription or recurring revenue and other recent organizational changes hinder our ability to hire, develop and retain talented sales personnel or if our new direct sales personnel are unable to achieve expected productivity levels in a reasonable period of time, we may not be able to significantly increase our revenue and grow our business.
Restructuring activities could adversely affect our ability to execute our business strategy.
In December 2017, we announced that we were implementing a restructuring plan to reduce the headcount of our global service delivery team, as well as the headcount of some of our sales teams, representing a workforce reduction of approximately six percent. In connection with this action, we incurred approximately $1.5 million of expenditures in the quarter ended December 31, 2017 and we estimate we will incur approximately $3.0 million of expenditures, substantially all of which will be severance costs, in the quarter ended March 31, 2018. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy.

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
Failure to effectively manage client deployments by our third-party service providers could adversely impact our business.
In cases where our third-party service providers are engaged either by us or by a client directly to deploy a product for a client, our third-party service providers need to have a substantial understanding of such client’s business so that they can configure the product in a manner that complements its existing business processes and integrates the product into its existing systems. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by our clients. Failure to successfully manage client deployments by us or our third-party service providers could harm our reputation and cause us to lose existing clients, face potential client disputes or limit the rate at which new clients purchase our products.
Forecasts of our business growth and profitability may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, or at all.
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations and expected growth in our market and related costs to support the growth of our business. Our assumptions and estimates related to our business growth and profitability, including the performance of our core business and emerging businesses and the demand for our products in the United States, Europe, Japan and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
In order for us to improve our operating results, it is important that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that our clients will renew their subscriptions at the same or a higher level of service, if at all. Every year, some of our clients elect not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products or fail to add new users, our revenue may decline and our operating results may be harmed.
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
As Internet commerce continues to evolve, regulation by federal, state or foreign agencies may increase. We are particularly sensitive to these risks because the Internet is a critical component of our business model. In addition, taxation of services provided over the Internet or other charges for accessing the Internet may be imposed by government agencies or private organizations. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, or impact the way that Internet service providers treat Internet traffic, including laws impacting net neutrality, may negatively increase our operating costs or otherwise impact our business. Any regulation imposing greater fees for Internet use or restricting information exchanged over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.
In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users. Our business expansion may be harmed if the Internet infrastructure cannot handle our clients’ demands or if hosting capacity becomes insufficient. If our clients become frustrated with the speed at which they can utilize our products over the Internet, our clients may discontinue the use of our human capital management platform and choose not to renew their contracts with us. Further, the performance of the Internet has also been adversely affected by viruses, worms, hacking, phishing attacks, denial of service attacks and other similar malicious programs, as well as other forms of damage to portions of its infrastructure, which have resulted in a variety of Internet outages, interruptions and other delays. These service interruptions could diminish the overall attractiveness of our products to existing and potential users and could cause demand for our products to suffer.
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
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the Foreign Corrupt Practices Act, or FCPA, the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedure to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
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

Further, the indenture governing the convertible notes due 2021 includes a restrictive covenant that, subject to specified exceptions and parameters, limits our ability to incur additional debt. We may be unable to take advantage of strategic or business development opportunities as they arise, or we may not be able to react to market conditions, if we are restricted in our ability to raise debt financing, or we may be required to seek alternative means to generate cash, including by selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive, if available at all.
In addition, in connection with the sale of our convertible notes due 2012, we entered into an investment agreement with Silver Lake providing Silver Lake with the option to purchase all or a portion of any equity securities, or instruments convertible into or exchangeable for any equity securities, in any proposed offerings by us until the earlier of June 2019 or such time as Silver Lake no longer has a representative and no longer has rights to have a representative on our Board. Although Silver Lake’s option will not apply to equity securities issued in connection with acquisitions, underwritten public offerings, strategic partnerships or commercial arrangements, or equity compensation plans, Silver Lake’s participation rights could impact our ability to raise additional capital.
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible notes due 2021 and 2018, which represent an aggregate principal amount of $553.0 million, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.
Further, with certain exceptions, upon a change of control, the holders of our convertible notes due 2021 may require that we repurchase all or part of such notes at a purchase price equal to the principal amount plus the total sum of all remaining scheduled interest payments through the remainder of the term of the notes. In addition, with certain exceptions, upon a change of control, the holders of our convertible notes due 2018 may require us to purchase all or a portion of such notes for cash at a price equal to the principal amount of such notes plus any accrued and unpaid interest to, but excluding, the effective date of the change of control. In such event, we may not have enough cash available or be able to obtain financing to repurchase the notes, and our ability to repurchase notes may be limited by law, regulatory authority or agreements governing our other indebtedness.
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
We have incurred losses since our inception. We experienced net losses of $61.3 million, $66.8 million and $85.5 million in 2017, 2016 and 2015, respectively. At December 31, 2017, our accumulated deficit was $515.1 million and total stockholders’ equity was $22.1 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
The conversion feature of the convertible notes due 2018 could adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the convertible notes due 2018 is triggered, holders of such notes will be entitled to convert the notes at any time during specified periods at their option. In addition, holders of these notes may convert all or a portion of their notes at any time on and after April 1, 2018. If one or more holders elect to convert their notes, we would be required to settle a portion of our conversion obligation through the payment of cash, which could adversely affect our liquidity. In addition, even if holders do not elect to convert their notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting methods for our convertible debt securities may have a material effect on our reported financial results.
In May 2008, the Financial Accounting Standards Board, or FASB, issued FASB Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement), which has subsequently been codified as Accounting Standards Codification 470-20, Debt with Conversion and Other Options, which we refer to as ASC 470-20. Under ASC 470-20, an entity must separately account for the liability and equity components of the convertible debt instruments (such as the convertible notes due 2018) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer's economic interest cost. The effect of ASC 470-20 on the accounting for the convertible notes due 2018 is that the equity component is required to be included in the additional paid-in capital section of stockholders' equity on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of the notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible notes due 2018 to their face amount over the term of the notes. We will report lower net income (or greater net loss) in our financial results because ASC 470-20 will require interest to include both the current period's amortization of the debt discount and the instrument's coupon interest, which could adversely affect our reported or future financial results, the market price of our common stock and the trading price of the notes.
In addition, convertible debt instruments (such as the convertible notes due 2018) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. In contrast, our convertible notes due 2021 may be settled upon conversion only in shares of our common stock. As a result, the shares issuable upon conversion of these notes will be included in the calculation of diluted earnings per share assuming the conversion of the notes at the beginning of the reporting period if the impact is dilutive. To the extent that we are required to include shares issuable upon conversion of our convertible debt securities in the calculation of diluted earnings per share, our diluted earnings per share will be adversely affected.

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting GAAP is uncertain. Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. We will adopt Topic 606 on the effective date of January 1, 2018, using the modified retrospective transition method, and plan to implement changes to our accounting, internal controls and disclosures to support the new standard. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The guidance is expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions, and may result in variability in our revenue recognition from period to period that may cause unexpected variability in our operating results. Any difficulties in implementing this new standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in us, and adversely affect our stock price.
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
We rely on implementation partners to deliver professional services to our clients, and if these implementation partners fail to deliver these professional services effectively, or if we are unable to incentivize new partners to service our customers, our operating results will be harmed.
We rely on various partners to assist us in the successful implementation of our products and to optimize our clients’ use of our products during the terms of their engagements. We provide our implementation partners with specific training and programs to assist them in servicing our clients, but there can be no assurance that these steps will be utilized or effective. If these partners fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our results of operations may be adversely impacted. We also may not be able to incentivize new partners to service our customers. If we are unable to maintain our existing relationships or enter into new ones, we would have to devote substantially more resources to delivering our professional services. If we fail to effectively manage our implementation partners, our ability to sell our products and subscriptions and our operating results will be harmed.
Our investment portfolio is subject to general credit, liquidity, counterparty, market and interest rate risks, any of which could impair the market value of our investments and harm our financial results.
At December 31, 2017, we had $393.6 million in cash and cash equivalents and $263.5 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.
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
In November 2013, we launched a strategic initiative created to invest in, advise and collaborate with promising cloud startups building innovative business applications that support the continued expansion of our market reach. We have made, and from time to time may continue to make, strategic investments in privately-held companies. The privately-held companies in which we may invest are considered inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately-held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as U.S. publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

Risks Related to Tax Issues
We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and our operating results. If we are selected for future examinations that uncover incorrect tax positions, we could be subject to additional taxes, interest and penalties.
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
The recently passed comprehensive tax reform bill could adversely affect our business and financial condition.
On December 22, 2017, new legislation was enacted that significantly revises the Internal Revenue Code of 1986, as amended. The newly enacted federal income tax law, among other things, contains significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitations on the deductibility of executive compensation, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the new federal tax law is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the newly enacted federal tax law. The Act's new international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income and the Base Erosion Anti-Avoidance Tax, are highly complex and may affect our financial condition as additional interpretive guidance is issued. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our ability to use net operating loss carryforwards to reduce future tax payments may be subject to limitations.
We have federal and state net operating loss carryforwards that will begin to expire, if not utilized. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the newly enacted federal income tax law, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses may be limited. It is uncertain if and to what extent various states will conform to the newly enacted federal tax law. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future and subsequent shifts in our stock ownership. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes.
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
The conversion of some or all of our convertible notes due 2021 and the conversion of all or some of our convertible notes due 2018, to the extent we deliver shares upon conversion of the 2018 notes. will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
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

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
First quarter	$43.75	$38.36	$34.15	$24.38
Second quarter	39.51	35.31	43.08	32.92
Third quarter	41.14	33.82	47.17	37.88
Fourth quarter	40.90	34.17	45.88	31.55
Holders of Record
As of January 31, 2018 there were 19 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from December 31, 2012 through December 31, 2017 with (ii) the cumulative total return of the Nasdaq Global Market Index and (iii) the Nasdaq Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2012 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.

COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND

	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Cornerstone OnDemand	$100.00	$180.53	$119.20	$116.93	$143.28	$119.64
Nasdaq Global Market Index	$100.00	$166.85	$176.88	$176.86	$170.04	$212.17
Nasdaq Computer & Data Processing Index	$100.00	$131.95	$158.17	$168.05	$188.67	$261.81
The comparisons shown in the graph and table above are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. See the disclosure in Part I, Item 1A. “Risk Factors.”
Equity Compensation Plan Information
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes stock repurchases during the year ended December 31, 2017 (in thousands, expect per share amounts):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (1)
November 2017	100	$36.46	100	$96,370
December 2017	536	$35.38	536	$77,400
	636	$35.55	636

(1)
In November 2017, our board of directors authorized a $100.0 million share repurchase program of our common stock. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization will expire in November 2019 and shares repurchased will be immediately retired.

Item 6.	Selected Financial Data
The statements of operations data for the three years ended December 31, 2017, 2016 and 2015 and the balance sheet data at December 31, 2017 and 2016, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The statements of operations data for the two years ended December 31, 2014 and 2013 and the balance sheet data at December 31, 2015, 2014 and 2013, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.
The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated statements of operations data:
Revenue	$481,985	$423,124	$339,651	$263,568	$185,129
Cost of revenue	142,867	135,752	109,864	77,684	53,548
Gross profit	339,118	287,372	229,787	185,884	131,581
Operating expenses:
Sales and marketing	240,271	225,631	207,026	162,552	109,737
Research and development	61,975	46,977	40,991	30,618	21,260
General and administrative	84,589	70,956	49,877	41,802	33,572
Restructuring	1,539	—	—	—	—
Amortization of certain acquired intangible assets	—	150	600	828	1,004
Total operating expenses	388,374	343,714	298,494	235,800	165,573
Loss from operations	(49,256)	(56,342)	(68,707)	(49,916)	(33,992)
Other income (expense):
Interest income (expense) and other income (expense), net	(10,333)	(9,288)	(15,628)	(14,128)	(6,562)
Loss before provision for income taxes	(59,589)	(65,630)	(84,335)	(64,044)	(40,554)
Income tax (provision) benefit	(1,746)	(1,207)	(1,181)	(855)	128
Net loss	$(61,335)	$(66,837)	$(85,516)	$(64,899)	$(40,426)
Net loss per share, basic and diluted	$(1.07)	$(1.20)	$(1.58)	$(1.22)	$(0.79)
Weighted average common shares outstanding, basic and diluted	57,262	55,595	54,171	53,267	51,427

	At December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$393,576	$83,300	$107,691	$166,557	$109,583
Short-term and long-term investments	266,500	259,837	201,088	170,044	199,925
Property and equipment, net	20,817	23,962	27,021	21,424	14,436
Working capital, excluding deferred revenue, current portion[1]	449,874	419,408	334,664	356,553	369,499
Total assets	967,190	623,629	561,545	505,655	451,355
Deferred revenue, current and non-current portion	326,163	282,332	252,139	191,336	138,822
Debt, current portion and non-current portion	533,193	238,432	232,583	225,445	218,876
Capital lease obligations, current portion and non-current portion	—	—	33	236	1,123
Total stockholders’ equity	22,120	26,963	7,822	35,502	52,895

1	Working capital is defined as total current assets minus total current liabilities.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 35.3 million users across 3,250 clients in 192 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.
Following a strategic review process undertaken by our board of directors during 2017, the board determined that the optimal way to maximize shareholder value is to execute a plan to transform our operations and support that plan with a capital infusion and new strategic partnerships. As a result, we entered into an agreement with Silver Lake, one of the world's leading technology private equity investors, and LinkedIn, under which Silver Lake and LinkedIn invested $300.0 million in Cornerstone in the form of convertible senior notes. In November 2017, we announced our strategic plan with the objective of better positioning us for long-term growth and increasing shareholder value. In connection with the plan, we will (i) sharpen our focus on recurring revenue growth; (ii) drive operating margin and free cash flow improvement; (iii) develop new recurring revenue streams, including e-learning content subscriptions; (iv) bolster our leadership team; and (v) strengthen our governance to help us best execute on this strategic transformation.
Our human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Our focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
We work with clients across all geographies, verticals and market segments. Our clients include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations and small businesses. We sell our platform domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies and global system integrators.
Our enterprise human capital management platform is composed of four product suites:

•	Our Recruiting suite helps organizations to source and attract candidates, assess and select applicants, onboard new hires and manage the entire recruiting process;

•
Our Learning suite enables clients to manage training and development programs, knowledge sharing and collaboration among employees, track compliance requirements and support career development for employees. Our content offering delivers fresh, modern content, fueling employee curiosity and inspiring growth;

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
In addition to our enterprise human capital management platform, we offer Cornerstone PiiQ, formerly known as Cornerstone Growth Edition, which is a cloud-based talent management solution with performance and learning products targeted to organizations with 500 or fewer employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce and Cornerstone PiiQ products in our client and user count metrics as they are not significant and we believe the client and user count metrics for our human capital management platform give a better indication of our overall performance.

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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once the additional features are delivered to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $482.0 million for the year ended December 31, 2017 from $423.1 million for the same period in 2016.
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
We have focused on growing our business to pursue what we believe is a significant market opportunity, and we plan to continue to invest in building for growth. As a result, we expect our cost of revenue and operating expenses to increase in future periods. Over time, we expect our sales and marketing expenses to increase, as we continue to expand our direct sales teams, increase our marketing activities and grow our international operations; however, we are focused on optimizing our investment in sales and marketing and expect to obtain operating leverage into future years similar to what we have achieved over the last couple of years. Research and development expenses are expected to increase as we continue to improve the existing functionality for our products. We also believe that we must invest in maintaining a high degree of client service and support that is critical for our continued success. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and service capabilities in order to support continued future growth. While we expect to increase our level of investment in the business, we also expect that these increased levels of spending will drive improved profitability over time, such that we should obtain incremental leverage in categories like general and administrative expenses.

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

•	Subscription revenue. Revenue as defined above on a recurring basis.

•
Annual recurring revenue. In order to assess our business performance with a metric that reflects a subscription-based business model, we track annual recurring revenue, which is a non-GAAP financial measure we define as the annualized recurring value of all active contracts at the end of a reporting period.

•
Billings. Under our revenue recognition policy, we generally recognize subscription revenue from our client agreements ratably over the terms of those agreements. For this reason, the major portion of our revenue for a period will be from client agreements signed in prior periods rather than from new business activity during the current period. In order to assess our business performance with a metric that more fully reflects current period business activity, we track billings, which is a non-GAAP financial measure we define as the sum of revenue and the change in the deferred revenue balance for the period. We include changes in the deferred revenue balance to calculate billings so it better reflects new business activity in the period as evidenced by payments under our billing policies arising from the acquisition of new clients, sales of additional products to existing clients, the addition of incremental users by existing clients and client renewals. Beginning in the first quarter of 2018, due to the implementation of our renewed strategic plan and specifically the migration of professional services to our partners, we will no longer consider billings a key metric and will stop reporting on it. Factors that may cause our billings results to vary from period to period include the following:

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

•
Unlevered Free cash flow. We define unlevered free cash flow, a non-GAAP financial measure, as cash provided by operating activities minus capital expenditures and capitalized software costs plus cash paid for interest. We present this metric because it is a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet.

•
Annual dollar retention rate. We define annual dollar retention rate as the implied monthly recurring revenue under client agreements at the end of a fiscal year, divided by the implied monthly recurring revenue, for that same client base, at the beginning of the fiscal year and includes incremental sales up to but not exceeding the original renewal amount to the existing client base. This ratio does not reflect implied monthly recurring revenue for new clients added between the end of the prior fiscal year and the end of the current fiscal year. We define implied monthly recurring revenue as the total amount of minimum recurring revenue to which we have a contractual right under each of our client agreements over the entire term of the agreement, but excluding non-recurring support, consulting and maintenance fees, divided by the number of months in the term of the agreement. Implied monthly recurring revenue is substantially comprised of subscriptions to our enterprise human capital management platform. This ratio excludes the implied monthly recurring revenue from clients of our Cornerstone for Salesforce and Cornerstone PiiQ products. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

•
Constant currency results. We present constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. Due to our legal and operating structure, our international revenues are favorably impacted as the U.S. Dollar weakens relative to the British pound, and unfavorably impacted as the U.S. Dollar strengthens relative to the British pound. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results. To present this information, current period results for entities reporting in British pounds are translated into U.S. Dollars at the prior period exchange rates as opposed to the actual exchange rates in effect for the current period. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce and Cornerstone PiiQ products.

•
Number of users. Since our clients generally pay fees based on the number of users of our products within their organizations, we believe the total number of users is an indicator of the growth of our business. Our user count includes active users for our enterprise human capital management platform and excludes users of our Cornerstone for Salesforce and Cornerstone PiiQ products.

Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our platform is designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•
Subscriptions to Our Products and Other Offerings on a Recurring Basis. Clients pay subscription fees for access to our enterprise human capital management platform, other products and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements.

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

•	Restructuring. Restructuring consists of payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations.

•	Amortization of Certain Acquired Intangible Assets. Amortization of certain acquired intangible assets consists of amortization of acquisition-related intangibles for customer relationships.
Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds, U.S. treasury securities and commercial paper.

•	Interest Expense. Interest expense consists primarily of interest expense from our convertible notes, accretion of debt discount and amortization of debt issuance costs.

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
Revenue Recognition and Deferred Revenue
We recognize revenue when: (i) persuasive evidence of an arrangement for the sale of our products or professional services exists, (ii) our products have been made available or delivered, or our services have been performed, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. The timing and amount we recognize as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. We consider that delivery of our software has commenced once we provide the client with log-in information to access and use our products. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the acceptance or performance criteria, as applicable. Our fees are fixed based on stated rates specified in each client agreement. We assess collectability based in part on an analysis of the creditworthiness of each client, as well as other relevant economic or financial factors. If we do not consider collection reasonably assured, we defer the revenue until the fees are actually collected. We record amounts that have been invoiced to our clients in accounts receivable and as either deferred revenue on our balance sheet or revenue on our statement of operations, depending on whether the revenue recognition criteria have been met.
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
Based on the standalone value of our deliverables, and since clients generally do not have a right of return with respect to the included professional services, we allocate revenue among the separate deliverables under the relative selling price method using the selling price hierarchy established in ASU 2009-13. This hierarchy requires the selling price of each deliverable in a multiple deliverables arrangement to be based on, in descending order of preference, (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of fair value, or TPE, or (iii) management’s best estimate of the selling price, or BESP.
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
Beginning in 2017, we began estimating expected volatility based solely on our historical volatility as a public company. In previous years, we estimated this using the average volatility of similar publicly traded companies as sufficient trading history of our stock was not available. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock option exercises for our company, we apply a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on the United States Treasury yield curve in effect during the period the award was granted. Our estimated dividend yield is zero, as we have not declared dividends in the past and do not currently intend to declare dividends in the foreseeable future.
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted within each of the last three years:

	For the Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	n/a	1.4%	1.8%
Expected term (in years)	n/a	5.8	6.0
Estimated dividend yield	n/a	—%	—%
Estimated volatility	n/a	48.8%	41.8%
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

As of December 31, 2017, we had approximately $5.4 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, relating to stock options that we expect to recognize over a weighted-average period of approximately 1.0 year. Unrecognized compensation expense related to nonvested restricted stock units was $105.7 million at December 31, 2017, which is expected to be recognized as expense over the weighted-average period of 2.7 years. Additionally, during 2017, 2016 and 2014, we granted certain performance-based restricted stock units. There was no unrecognized compensation expense related to performance-based restricted stock units at December 31, 2017. The amount of compensation cost relating to performance awards may change in future periods to the extent that another target level becomes probable of achievement.
Stock-based compensation expense is expected to increase in 2018 compared to 2017 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
Allowance for Doubtful Accounts
On a quarterly basis we evaluate the need to establish an allowance for doubtful accounts, by analyzing our clients’ creditworthiness. Our evaluation and analysis includes specific identification and review of all outstanding accounts receivable balances, review of our historical collection experience with each client and consideration of overall economic conditions, as well as of any specific facts and circumstances that may indicate that a specific client receivable is not collectible. We make judgments as to our ability to collect outstanding receivables and establish an allowance when collection becomes doubtful. At December 31, 2017 and 2016, our allowance for doubtful accounts was $7.5 million and $3.5 million, respectively, based on our evaluation and analysis. If our future actual collections are lower than expected, our cash flows and future results of operations could be negatively impacted.
Capitalized Software Costs
We capitalize the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of our products, when the preliminary project stage is completed, management has decided to make the project a part of a future offering and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with, and who devote time to, internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to our products are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over the estimated useful life of the software of typically three years, commencing when the software is ready for its intended use.
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

Consistent with our impairment analysis at December 31, 2016, we had one reporting unit for purposes of the impairment analysis as of December 31, 2017. Based on the results of the annual impairment test, the fair value of the reporting unit exceeded its carrying value by a significant amount, and therefore no impairment of goodwill existed at December 31, 2017.
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
We evaluate the recoverability of our long-lived assets with finite useful lives, including intangible assets for impairment, whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. We perform impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset's carrying value over its fair value is recorded. Fair value is determined based upon estimated discounted future cash flows. There were no impairment charges related to the identified intangible assets in the years ended December 31, 2017 and 2016.
Investments in Marketable Securities
Our available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If we determine that an other-than-temporary decline has occurred for debt securities that we do not then currently intend to sell, we recognize the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, we consider: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) our intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, we classify marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2017, we had $263.5 million of investments in marketable securities.
Convertible Notes
In June 2013, we issued 1.5% convertible notes due July 1, 2018 with a principal amount of $253.0 million (the “2018 Notes”). In December 2017, we issued 5.75% senior convertible notes due July 1, 2021 with a principal amount of $300.0 million (the “2021 Notes”). In accounting for the 2018 Notes at issuance, we separated the 2018 Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate, with terms similar to the 2018 Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The excess of the principal amount of the 2018 Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the 2018 Notes using the interest method. The equity component of the 2018 Notes was recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The 2021 Notes were recorded based on the fair value of the proceeds, net of discounts and issuance costs, that will be accreted to face value over the term of the 2021 Notes.
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
Recent Accounting Pronouncements
In May 2014, the FASB issued a new ASU that provides guidance for recognizing revenue from contracts with customers. Under the new standard, we are required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration that we expect to be entitled to in exchange for those goods or services. The standard permits the use of the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. We have evaluated the transition methods and elected to use the modified retrospective method and will adopt this standard beginning January 1, 2018.
During fiscal year 2017, we evaluated the accounting and disclosure requirements of the standard and implemented the appropriate changes to its business processes, systems and internal controls to enable the preparation of its financial information on adoption. We are in the process of finalizing our assessment of the standard as our analysis of costs that represent incremental costs to obtain a contract is ongoing. We believe that we will finalize this analysis in connection with the preparation of our financial statements as of and for the quarter ended March 31, 2018. Costs that represent incremental costs to obtain a contract will be amortized over the expected product life. We have finalized our assessment of how we recognize revenue for subscriptions to our products and other offerings on a recurring basis and revenue for professional services. Upon adoption, revenue for professional services will be based on the relative standalone selling price without limitation to its contractual value. Prior to adoption, such allocation was limited by its contractual value. This change is expected to result in a material increase in the aggregate amount allocated to professional services when allocating total contract values on a relative standalone selling price basis under the new standard. We expect to adjust the following balance sheet line items in fiscal year 2018 to reflect the adoption of the new ASU: deferred commissions; other assets, net; accrued expenses; deferred revenue, current portion; other non-current liabilities; deferred revenue, net of current portion; and accumulated deficit.
For additional information regarding recent accounting pronouncements, refer to Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2017	2016	2015
Revenue	$481,985	$423,124	$339,651
Cost of revenue	142,867	135,752	109,864
Gross profit	339,118	287,372	229,787
Operating expenses:
Sales and marketing	240,271	225,631	207,026
Research and development	61,975	46,977	40,991
General and administrative	84,589	70,956	49,877
Restructuring	1,539	—	—
Amortization of certain acquired intangibles	—	150	600
Total operating expenses	388,374	343,714	298,494
Loss from operations	(49,256)	(56,342)	(68,707)
Other income (expense):
Interest income	2,951	1,702	894
Interest expense	(14,762)	(12,924)	(12,506)
Other, net	1,478	1,934	(4,016)
Other income (expense), net	(10,333)	(9,288)	(15,628)
Loss before income tax provision	(59,589)	(65,630)	(84,335)
Income tax provision	(1,746)	(1,207)	(1,181)
Net loss	$(61,335)	$(66,837)	$(85,516)
The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2017	2016	2015
Revenue	100.0%	100.0%	100.0%
Cost of revenue	29.6%	32.1%	32.3%
Gross profit	70.4%	67.9%	67.7%
Operating expenses:
Sales and marketing	49.9%	53.3%	61.0%
Research and development	12.9%	11.1%	12.1%
General and administrative	17.6%	16.8%	14.7%
Restructuring	0.3%	—%	—%
Amortization of certain acquired intangibles	—%	—%	0.2%
Total operating expenses	80.6%	81.2%	87.9%
Loss from operations	(10.2)%	(13.3)%	(20.2)%
Other income (expense):
Interest income	0.6%	0.4%	0.3%
Interest expense	(3.1)%	(3.1)%	(3.7)%
Other, net	0.3%	0.5%	(1.2)%
Loss before income tax provision	(12.4)%	(15.5)%	(24.8)%
Income tax provision	(0.4)%	(0.3)%	(0.3)%
Net loss	(12.7)%	(15.8)%	(25.2)%

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Year Ended December 31,
	2017	2016	2015
Revenue (in thousands)	$481,985	$423,124	$339,651
Subscription revenue (in thousands)	$396,764	$339,756	$270,093
Annual recurring revenue (in thousands)	$439,000	n/a	n/a
Billings (in thousands)	$525,816	$453,317	$400,454
Unlevered free cash flow (in thousands)	$43,680	$16,411	$16,795
Annual dollar retention rate	93.5%	95.1%	95.4%
Number of clients	3,250	2,918	2,595
Number of users (in millions)	35.3	29.9	23.8
Revenue increased $58.9 million, or 14%, in 2017 when compared to 2016. Revenue growth on a constant currency basis increased 15% in 2017 when compared to 2016. Revenue increased $83.5 million, or 25%, in 2016 when compared to 2015. Revenue growth on a constant currency basis increased 29% in 2016 when compared to 2015. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the mix of subscription and professional services revenue, the timing of delivery of our professional services revenue, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.
The rate at which revenue increased year over year declined in 2017, from 25% in 2016 to 14% in 2017. Our growth rate can depend on a variety of factors, such as new clients, the size, volume and complexity of our agreements with our customers, foreign currency movements, our ability to work with our customers to implement and deliver our products, our ability to upsell and renew our existing customers, the success of our alliance and partnership arrangements and the expansion of our business through emerging markets.
The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	At or For Year Ended December 31,
	2017	2016	2015
Subscription revenue	$396,764	$339,756	$270,093
Percentage of subscription revenue to total revenue	82.3%	80.3%	79.5%
Professional services revenue	$85,221	$83,368	$69,558
Percentage of professional services to total revenue	17.7%	19.7%	20.5%
	$481,985	$423,124	$339,651
Subscription revenue increased by $57.0 million in 2017. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients. Professional services revenue increased by $1.9 million in 2017. The timing of the recognition of professional services revenue can depend on a variety of factors, such as the size, volume and complexity of our agreements with our customers and our ability to work with our customers to implement and deliver our solutions.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	At or For Year Ended December 31,
	2017	2016	2015
Revenue for United States	$313,729	$284,657	$228,724
Percentage of total revenue for United States	65.1%	67.3%	67.3%
Revenue for all other countries	$168,256	$138,467	$110,927
Percentage of total revenue for all other countries	34.9%	32.7%	32.7%
	$481,985	$423,124	$339,651

Annual recurring revenue for the year ended December 31, 2017 was $439.0 million. In order to assess our business performance with a metric that reflects our transition to an even more subscription-based (or recurring revenue) business model, we track annual recurring revenue, which is a non-GAAP financial measure we define as the annualized recurring value of all active contracts at the end of a reporting period. Management believes this metric is useful to investors, in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate annual recurring revenue differently or not at all, which may reduce its usefulness as a comparative measure.
Billings increased $72.5 million, or 16% in 2017, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2016. Billings growth on a constant currency basis increased 12% in 2017. Billings increased $52.9 million, or 13% in 2016, reflecting the increase in revenue for the period, plus an increase in deferred revenue compared to the same period in 2015. Billings growth on a constant currency basis increased 20% in 2016. The growth rates for revenue and billings are not correlated with each other in a given period due to the seasonality of when we enter into client agreements, fluctuations in foreign exchange rates, the varied timing of billings, the recognition of subscription revenue generally on a straight-line basis over the term of each client agreement and the recognition of professional services revenue generally on a proportional performance basis over the period the services are performed.
As discussed above under the section titled “Metrics,” billings is a non-GAAP financial measure, which we define as the sum of revenue and the change in the deferred revenue balance for the period. Management has historically used billings in analyzing its financial results and believes it is useful to investors, as a supplement to the corresponding GAAP measure, in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate billings differently or not at all, which may reduce its usefulness as a comparative measure. Due to the implementation of our renewed strategic plan and specifically the migration of professional services to our partners, we will no longer consider billings a key metric and will stop reporting on it beginning in the first quarter of 2018.

The following table presents a reconciliation of revenue to billings for each of the periods presented (in thousands):

	Deferred Revenue Balance	Year Ended December 31, 2017
Revenue		$481,985
Deferred revenue at December 31, 2016	$282,332
Deferred revenue at December 31, 2017	326,163
Change in deferred revenue		43,831
Billings		$525,816

	Deferred Revenue Balance	Year Ended December 31, 2016
Revenue		$423,124
Deferred revenue at December 31, 2015	$252,139
Deferred revenue at December 31, 2016	282,332
Change in deferred revenue		30,193
Billings		$453,317

	Deferred Revenue Balance	Year Ended December 31, 2015
Revenue		$339,651
Deferred revenue at December 31, 2014	$191,336
Deferred revenue at December 31, 2015	252,139
Change in deferred revenue		60,803
Billings		$400,454
Unlevered free cash flow for the year ended December 31, 2017 was $43.7 million. We define unlevered free cash flow, a non-GAAP financial measure, as net cash provided by operating activities minus capital expenditures and capitalized software costs plus cash paid for interest. We present this metric because it is a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet.
In 2017, our number of clients grew 11% and our number of users increased 18%.
Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Cost of revenue	$142,867	$135,752	$109,864
Gross profit	$339,118	$287,372	$229,787
Gross margin	70.4%	67.9%	67.7%
Cost of revenue increased $7.1 million, or 5%, in 2017 as compared to 2016. The increase in cost of revenue was primarily due to $4.4 million in increased amortization of capitalized software, $1.9 million in increased employee-related costs due to higher headcount and $1.9 million in increased third-party content costs. These increased costs were offset by $2.2 million in decreased costs related to outsourced consulting services. These costs were incurred to service our existing clients and support our continued growth. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carry a higher gross margin. Aside from the improvement in gross margin from the higher mix of subscription revenue, we expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.

Cost of revenue increased $25.9 million, or 24%, in 2016. as compared to 2015. The increase in cost of revenue was consistent with the increase in revenue. The increase in cost of revenue was primarily due to $12.1 million in increased costs related to outsourced consulting services, $4.1 million in increased amortization of capitalized software, $3.8 million in increased employee-related costs due to higher headcount, $1.5 million in increased third-party content costs and $1.1 million in increased reseller and referral fees. These costs were incurred to service our existing clients and support our continued growth. The remaining increase relates to various other costs associated with generating revenue from our clients
Sales and Marketing

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Sales and marketing	$240,271	$225,631	$207,026
Percent of revenue	49.9%	53.3%	61.0%
Sales and marketing expenses increased $14.6 million, or 6%, in 2017 as compared to 2016. As a percentage of revenue, sales and marketing expense decreased by approximately three percentage points, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
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
We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. We expect over time sales and marketing expense, as a percentage of revenue, to continue to decrease as we gain efficiency throughout the various sales teams.
Research and Development

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Research and development	$61,975	$46,977	$40,991
Percent of revenue	12.9%	11.1%	12.1%
Research and development expenses increased $15.0 million, or 32%, in 2017 as compared to 2016. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $10.4 million. In addition, we determined that previously capitalized software costs were impaired resulting in the write-off of $1.3 million.
Research and development expenses increased $6.0 million, or 15%, in 2016 as compared to 2015. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $4.3 million.
We continue to develop and release new products and new features within existing products and as a result, we expect research and development expense to increase proportionately with revenue.

We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $24.3 million, $20.9 million and $16.5 million of software development costs and amortized $17.6 million, $13.2 million and $9.1 million in 2017, 2016 and 2015, respectively.
General and Administrative

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
General and administrative	$84,589	$70,956	$49,877
Percent of revenue	17.6%	16.8%	14.7%
General and administrative expenses increased $13.6 million, or 19%, in 2017 as compared to 2016. The increase was largely driven by higher costs to support our growing business and incremental spend to support our operational excellence initiatives, which we expect to result in future margin improvements. We incurred increased employee-related costs of $9.8 million as a result of increased headcount and stock-based compensation awards.
General and administrative expenses increased $21.1 million, or 42%, in 2016 as compared to 2015. The increase was largely driven by higher costs to support our growing business, reallocation of resources to this cost category and incremental spend to support our operational excellence initiatives, which we expect to result in future margin improvements. We incurred increased employee-related costs of $16.8 million as a result of increased headcount and stock-based compensation awards.
We expect over time our general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue.
Restructuring

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Restructuring	$1,539	$—	$—
Percent of revenue	0.3%	—%	—%
Restructuring expenses of $1.5 million were recorded in 2017, which consisted primarily of payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations.
Amortization of certain acquired intangible assets

	Year Ended December 31,
	2017	2016	2015
	(dollars in thousands)
Amortization of certain acquired intangible assets	$—	$150	$600
Amortization of certain acquired intangible assets decreased $0.2 million in 2017 due to the acquired intangible assets being fully amortized.

Other Income (Expense)

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Interest income	$2,951	$1,702	$894
Interest expense	(14,762)	(12,924)	(12,506)
Other, net	1,478	1,934	(4,016)
Other income (expense), net	$(10,333)	$(9,288)	$(15,628)
Interest income in 2017 increased by $1.2 million due to the increase in interest income earned on the purchase of investment securities, net of purchased premium amortization.
Interest expense in 2017 increased $1.8 million due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the years ended December 31, 2017, 2016 and 2015, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Income tax provision	$(1,746)	$(1,207)	$(1,181)
We have recorded a full valuation allowance against our United States, United Kingdom and New Zealand net deferred tax assets and therefore have not recorded a provision or benefit for income taxes for any of the years presented, other than provisions for certain foreign and state current income taxes.
Liquidity and Capital Resources
At December 31, 2017, our principal sources of liquidity were $393.6 million of cash and cash equivalents, investments in marketable securities of $263.5 million and $154.4 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “2018 Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The 2018 Notes mature on July 1, 2018, unless earlier converted.
In November 2017, we entered into certain agreements to issue $300.0 million principal amount of 5.75% senior convertible notes due July 1, 2021 (the “2021 Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake and LinkedIn. Holders of the 2021 Notes may convert their 2021 Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date.
We intend to use our cash for general corporate purposes, including the payment of 2018 Notes when due, potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth, billings growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and the continuing market acceptance of our products. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2017	2016	2015
Net cash provided by operating activities	$67,510	$35,252	$43,796
Net cash used in investing activities	(36,666)	(81,638)	(110,939)
Net cash provided by financing activities	276,852	23,515	11,005
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $67.5 million in 2017, compared to $35.3 million in 2016. The increase in operating cash flow was primarily due to working capital changes in 2017 when compared to 2016 and improved profitability.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $36.7 million in 2017, compared to $81.6 million in 2016. The decrease in cash used for investing activities was primarily due to the timing of maturities and purchases of our investments. As we generate cash flow from operations, we look to invest any excess cash that will not be required to fund our operations in the near future.
Cash provided by financing activities was $276.9 million in 2017, compared to $23.5 million in 2016. The increase in financing cash flows was primarily due to proceeds from the issuance of the 2021 Notes.
Share Repurchase Program
In November 2017, our board of directors authorized a $100.0 million share repurchase program of our common stock. We may repurchase our common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The repurchase authorization will expire in November 2019.
During the year ended December 31, 2017, we repurchased 0.6 million shares of our common stock at an average cost of $35.55 per share for a total expenditure of $22.6 million. At December 31, 2017, $77.4 million remained available under the share repurchase program. Subsequent to December 31, 2017 and as of February 9, 2018, we repurchased 0.3 million shares of our common stock at an average cost of $37.03 per share for a total expenditure of $9.9 million.
Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, leases for our office space, a sponsorship agreement with a professional sports franchise, contractual commitments for professional service projects and third-party consulting firms. The following table summarizes our contractual obligations at December 31, 2017 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations including interest	$618,272	$266,522	$34,500	$317,250	$—
Operating lease obligations	9,229	8,247	909	73	—
Software subscription obligations	14,254	8,448	5,806	—	—
Sponsorship agreements	1,425	700	725	—	—
Other contractual obligations(1)	19,136	12,011	7,125	—	—
	$662,316	$295,928	$49,065	$317,323	$—

(1) Other contractual obligations include agreements with various third-party service providers whereby we have committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for our clients.
At December 31, 2017, liabilities for unrecognized tax benefits of $1.3 million, which are attributable to foreign income taxes and interest and penalties, are not included in the table above because, due to their nature, there is a high degree of uncertainty regarding the timing of future cash outflows and other events that extinguish these liabilities.
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
During 2015, we amended a standby letter of credit in association with a building lease. In addition, we maintain standby letters of credit in association with other contractual arrangements. The total amount outstanding under these standby letters of credit is $1.4 million at December 31, 2017.

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
Interest Rate Risk
At December 31, 2017, we had cash and cash equivalents of $393.6 million and investments of $263.5 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.7 million reduction on the fair market value of our portfolio as of December 31, 2017. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily Euros and British Pounds. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Hong Kong Dollars, Indian Rupees, Japanese Yen, Mexican Pesos, New Zealand Dollars, Singapore Dollars, South African Rand, Swedish Krona, Swiss Franc and other foreign currencies, and operating expenses denominated in Australian Dollars, Brazilian Reals, Canadian Dollars Chinese Yuan, Hong Kong Dollars, Indian Rupees, Israeli Shekels, Japanese Yen, Mexican Pesos, New Zealand Dollars, Singapore Dollars, and Swedish Krona. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue and operating expenses denominated in currencies other than the U.S. Dollar primarily flow through subsidiaries with functional currencies of the British Pound and Euro. Our other income (expense) is also impacted by the remeasurement of U.S. Dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2017, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $6.9 million.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cornerstone OnDemand, Inc. and its subsidiaries as of December 31, 2017 and 2016 and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 27, 2018

We have served as the Company’s auditor since 2001.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2017	December 31, 2016
Assets
Cash and cash equivalents	$393,576	$83,300
Short-term investments	169,551	218,791
Accounts receivable, net	154,428	136,657
Deferred commissions	42,806	36,298
Prepaid expenses and other current assets	21,754	18,467
Total current assets	782,115	493,513
Capitalized software development costs, net	37,431	30,683
Property and equipment, net	20,817	23,962
Long-term investments	96,949	41,046
Intangible assets, net	—	7,421
Goodwill	25,894	25,894
Other assets, net	3,984	1,110
Total Assets	$967,190	$623,629
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$17,637	$24,392
Accrued expenses	57,528	47,619
Deferred revenue, current portion	311,997	272,206
Convertible notes, net	248,025	—
Other liabilities	9,051	2,094
Total current liabilities	644,238	346,311
Convertible notes, net	285,168	238,435
Other liabilities, non-current	1,498	1,794
Deferred revenue, net of current portion	14,166	10,126
Total liabilities	945,070	596,666
Commitments and contingencies (Note 15)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 57,512 and 56,516 shares issued and outstanding at December 31, 2017 and 2016, respectively	6	6
Additional paid-in capital	536,951	476,230
Accumulated deficit	(515,054)	(453,719)
Accumulated other comprehensive income	217	4,446
Total stockholders’ equity	22,120	26,963
Total Liabilities and Stockholders’ Equity	$967,190	$623,629
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2017	2016	2015
Revenue	$481,985	$423,124	$339,651
Cost of revenue	142,867	135,752	109,864
Gross profit	339,118	287,372	229,787
Operating expenses:
Sales and marketing	240,271	225,631	207,026
Research and development	61,975	46,977	40,991
General and administrative	84,589	70,956	49,877
Restructuring	1,539	—	—
Amortization of certain acquired intangible assets	—	150	600
Total operating expenses	388,374	343,714	298,494
Loss from operations	(49,256)	(56,342)	(68,707)
Other income (expense):
Interest income	2,951	1,702	894
Interest expense	(14,762)	(12,924)	(12,506)
Other, net	1,478	1,934	(4,016)
Other income (expense), net	(10,333)	(9,288)	(15,628)
Loss before income tax provision	(59,589)	(65,630)	(84,335)
Income tax provision	(1,746)	(1,207)	(1,181)
Net loss	$(61,335)	$(66,837)	$(85,516)
Net loss per share, basic and diluted	$(1.07)	$(1.20)	$(1.58)
Weighted average common shares outstanding, basic and diluted	57,262	55,595	54,171
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Net loss	$(61,335)	$(66,837)	$(85,516)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(3,795)	3,748	686
Net change in unrealized (losses) gains on investments	(434)	88	(247)
Other comprehensive (loss) income, net of tax	(4,229)	3,836	439
Total comprehensive loss	$(65,564)	$(63,001)	$(85,077)
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2014	53,826	$5	$336,692	$(301,366)	$171	$35,502
Issuance of common stock upon the exercise of options	565	—	8,448	—	—	8,448
Vesting of restricted stock units	200	—	—	—	—	—
Shares issued under employee stock purchase plan	113	—	3,035	—	—	3,035
Stock-based compensation	—	—	45,914	—	—	45,914
Net loss	—	—	—	(85,516)	—	(85,516)
Other comprehensive income, net of tax	—	—	—	—	439	439
Balance as of December 31, 2015	54,704	$5	$394,089	$(386,882)	$610	$7,822
Issuance of common stock upon the exercise of options	978	1	18,904	—	—	18,905
Vesting of restricted stock units	699	—	—	—	—	—
Shares issued under employee stock purchase plan	135	—	4,286	—	—	4,286
Stock-based compensation	—	—	58,951	—	—	58,951
Net loss	—	—	—	(66,837)	—	(66,837)
Other comprehensive income, net of tax	—	—	—	—	3,836	3,836
Balance as of December 31, 2016	56,516	$6	$476,230	$(453,719)	$4,446	$26,963
Issuance of common stock upon the exercise of options	414	—	6,777	—	—	6,777
Vesting of restricted stock units	1,035	—	—	—	—	—
Shares issued under employee stock purchase plan	182	—	5,621	—	—	5,621
Repurchase of common stock	(635)	—	(22,599)	—	—	(22,599)
Stock-based compensation	—	—	70,922	—	—	70,922
Net loss	—	—	—	(61,335)	—	(61,335)
Other comprehensive loss, net of tax	—	—	—	—	(4,229)	(4,229)
Balance as of December 31, 2017	57,512	$6	$536,951	$(515,054)	$217	$22,120
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(61,335)	$(66,837)	$(85,516)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,377	32,392	27,512
Accretion of debt discount and amortization of debt issuance costs	9,833	9,130	8,691
Purchased investment premium, net of amortization	1,135	240	262
Net foreign currency (gain) loss	(2,461)	(7)	1,584
Stock-based compensation expense	65,924	54,699	43,081
Write-off of capitalized software	1,339	—	—
Deferred income taxes	52	(736)	(105)
Changes in operating assets and liabilities:
Accounts receivable	(14,317)	(38,092)	(21,837)
Deferred commissions	(5,249)	(2,543)	(10,296)
Prepaid expenses and other assets	(2,704)	(3,623)	(2,575)
Accounts payable	(6,820)	5,939	4,444
Accrued expenses	8,530	3,727	14,724
Deferred revenue	35,829	43,379	64,774
Other liabilities	2,377	(2,416)	(947)
Net cash provided by operating activities	67,510	35,252	43,796
Cash flows from investing activities:
Purchases of investments	(323,413)	(210,534)	(220,383)
Maturities of investments	314,418	151,533	138,360
Capital expenditures	(7,100)	(6,228)	(15,633)
Capitalized software costs	(20,571)	(16,409)	(13,283)
Net cash used in provided by investing activities	(36,666)	(81,638)	(110,939)
Cash flows from financing activities:
Proceeds from issuance of convertible notes, net	285,077	—	—
Repayment of debt	—	—	(352)
Principal payments under capital lease obligations	—	(33)	(202)
Proceeds from employee stock plans	12,509	23,548	11,559
Repurchases of common stock	(20,734)	—	—
Net cash provided by financing activities	276,852	23,515	11,005
Effect of exchange rate changes on cash and cash equivalents	2,580	(1,520)	(2,728)
Net increase (decrease) in cash and cash equivalents	310,276	(24,391)	(58,866)
Cash and cash equivalents at beginning of period	83,300	107,691	166,557
Cash and cash equivalents at end of period	$393,576	$83,300	$107,691
Supplemental cash flow information:
Cash paid for interest	$3,841	$3,796	$1,915
Cash paid for income taxes	2,243	2,334	1,520
Proceeds from employee stock plans received in advance of stock issuance	575	489	193
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$3,467	$—	$—
Capitalized assets financed by accounts payable and accrued expenses	1,829	2,080	705
Capitalized stock-based compensation	4,998	4,252	2,833
Deferred debt issuance costs included in accrued expenses	152	—	—
Unsettled share repurchase in other liabilities	1,866	—	—
The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Company Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.
The Company is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). The Company helps organizations around the globe recruit, train and manage their employees. It is one of the world’s largest cloud computing companies. The Company's human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Its focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
The Company works with clients across all geographies, verticals and market segments. Its Recruiting, Learning, Performance and HR Administration suites help with sourcing, recruiting and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting reviews, competency management and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the platform for talent mobility, engagement and development so that HR and leadership can focus on strategic initiatives to help their organization succeed.
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
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America (“GAAP”), and include the accounts of Cornerstone OnDemand, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation.
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
On an on-going basis, management evaluates its estimates, including among others those related to: (i) the realization of tax assets and estimates of tax liabilities and reserves, (ii) the recognition and disclosure of contingent liabilities, (iii) the collectability of accounts receivable, (iv) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (v) fair values of investments in marketable securities and strategic investments carried at fair value, (vi) the fair values of acquired assets and assumed liabilities in business combinations, (vii) the useful lives of property and equipment, capitalized software and intangible assets, (viii) impairment of long-lived assets, including goodwill, (ix) the amount and period of amortization of the commission payments to record to expense in proportion to the revenue that is recognized, (x) assumptions used in the Black-Scholes option pricing model to determine the fair value of stock options and (xi) assumptions used in the valuation of various types of performance-based awards. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with the allocation of the purchase price in business combinations. Such estimates required the selection of appropriate valuation methodologies and models and significant judgment in evaluating ranges of assumptions and financial inputs.
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
Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expenses in the consolidated statement of operations. There were no transaction costs for the years ended December 31, 2017, 2016 and 2015.
Revenue Recognition
The Company derives its revenue from the following sources:

•
Subscriptions to the Company’s products and other offerings on a recurring basis—Clients pay subscription fees for access to the Company’s enterprise human capital management platform, other products and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. The Company generally recognizes revenue from subscriptions ratably over the term of the agreements.

•
Professional services and other—The Company offers its clients assistance in implementing its products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are generally billed on a fixed fee basis and to a lessor degree on a time-and-material basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. The Company generally recognizes revenue from fixed fee professional services using the proportional performance method over the period the services are performed and as time is incurred for time-and-material arrangements.

The Company recognizes revenue when: (i) persuasive evidence of an arrangement for the sale of the Company’s products or professional services exists, (ii) the products have been made available or delivered, or services have been performed, (iii) the sales price is fixed or determinable and (iv) collectability is reasonably assured. The timing and amount the Company recognizes as revenue is determined based on the facts and circumstances of each client arrangement. Evidence of an arrangement consists of a signed client agreement. The Company considers that delivery of a product has commenced once it provides the client with log-in information to access and use the product. If non-standard acceptance periods or non-standard performance criteria exist, revenue recognition commences upon the satisfaction of the non-standard acceptance or performance criteria, as applicable. Standard acceptance or performance clauses relate to the Company’s products meeting certain perfunctory operating thresholds. Fees are fixed based on stated rates specified in the client agreement. If collectability is not considered reasonably assured, revenue is deferred until the fees are collected. The majority of client arrangements include multiple deliverables, such as subscriptions to the Company’s software products and professional services. The Company therefore recognizes revenue in accordance with the guidance for arrangements with multiple deliverables under Accounting Standards Update (“ASU”) 2009-13 “Revenue Recognition (Topic 605)—Multiple-Deliverable Revenue Arrangements—a Consensus of the Emerging Issues Task Force,” or ASU 2009-13. As clients do not have the right to the underlying software code for the products, the Company’s revenue arrangements are outside the scope of software revenue recognition guidance. The Company’s agreements generally do not contain any cancellation or refund provisions other than in the event of the Company’s default.

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
The Company is generally not able to determine VSOE or TPE for its deliverables, because the deliverables are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s products. Accordingly, total contract values are allocated to subscriptions to the products and professional services based on BESP. However, the amounts allocated to professional services generally do not exceed the contractually stated values of the professional services, as the revenue for subscriptions to the Company’s products is delivered over a longer period of time and is contingent upon delivery. This can result in higher allocations of the total contract value to subscriptions to the Company’s products over and above the relative selling price allocation based on this contingent revenue limitation. The determination of BESP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature of the deliverables themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The Company updates its estimates of BESP on an ongoing basis through internal periodic reviews and as events or circumstances may require.
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
In a limited number of cases, the client’s intended use of a product requires enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as one unit of accounting on a straight-line basis from the point at which the enhancements have been made to the product, through the remaining term of the agreement. In other cases where the enhancement is not required for the client’s intended use, revenue is recognized separately for the enhancement and the product. The enhancement revenue is recognized based on the allocated value on a straight-line basis once the enhancement has been made to the product, through the remaining term of the agreement.
For arrangements in which the Company resells third-party e-learning training content to clients or hosts client or third-party e-learning training content provided by the client, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. The Company recognizes third-party content revenue at the gross amount invoiced to clients when (i) the Company is the primary obligor, (ii) the Company has latitude to establish the price charged and (iii) the Company bears the credit risk in the transaction. For arrangements involving the sale of third-party content, clients are charged for the content based on pay-per-use or a fixed rate for a specified number of users, and revenue is recognized at the gross amount invoiced as the content is delivered. For arrangements where clients purchase third-party content directly from a third-party vendor, or provide it themselves, and the Company integrates the content into a product, the Company charges a fee per user or fee based on estimated bandwidth. In such cases, the fees are recognized at the net amount charged by the Company for hosting services as the content is delivered.
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
During the years ended December 31, 2017, 2016 and 2015, the Company deferred $48.2 million, $33.3 million and $42.0 million, respectively, of commissions on the balance sheet. During the years ended December 31, 2017, 2016 and 2015, the Company recognized $41.7 million, $33.0 million and $32.3 million in commissions expense to sales and marketing expense, respectively. As of December 31, 2017 and 2016, deferred commissions on the Company’s consolidated balance sheets totaled $42.8 million and $36.3 million, respectively.
Research and Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses, other than software development costs qualifying for capitalization, are expensed as incurred. The Company’s research and development expenses were $62.0 million in 2017, $47.0 million in 2016 and $41.0 million in 2015.
Advertising
Advertising expenses for 2017, 2016 and 2015 were $9.0 million, $6.6 million and $5.4 million, respectively, and are expensed as incurred.
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

Beginning in 2017, the Company began estimating expected volatility based solely on its historical volatility as a public company. In previous years, the Company estimated this using the average volatility of similar publicly traded companies as sufficient trading history of the Company’s stock was not available. For purposes of determining the expected term of the awards in the absence of sufficient historical data relating to stock option exercises for the Company, it applies a simplified approach in which the expected term of an award is presumed to be the mid-point between the vesting date and the expiration date of the award. The risk-free interest rate for periods within the expected life of an award, as applicable, is based on the United States Treasury yield curve in effect during the period the award was granted. The estimated dividend yield is zero, as the Company has not declared dividends in the past and does not currently intend to declare dividends in the foreseeable future.
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted during each of the last three years:

	For the Years Ended December 31,
	2017	2016	2015
Risk-free interest rate	n/a	1.4%	1.8%
Expected term (in years)	n/a	5.8	6.0
Estimated dividend yield	n/a	—%	—%
Estimated volatility	n/a	48.8%	41.8%
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
In addition, the Company has issued performance-based restricted stock units that vest based upon continued service over the vesting term and achievement of certain market conditions and performance goals, and others that vest based upon continued service over the vesting term and achievement of certain market conditions or performance goals, established by the Board of Directors, for a predetermined period. The fair value of the performance-based awards containing a market condition are determined using a Monte-Carlo simulation model that factors in the probability of the award vesting. The Company recognizes the fair value of stock-based compensation for awards which contain market-based conditions using the graded vesting method regardless of whether the market based condition is met. The fair value of the performance-based awards containing only a service and performance condition are determined based upon the closing price of the Company’s common stock on the date of the grant and the Company recognizes the fair value of awards containing a performance condition only if it is probable the performance condition will be met. For all performance-based awards, the fair value is not determined until all of the terms and conditions of the award are established.
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any significant tax benefit attributable to stock-based compensation expense as of December 31, 2017 and 2016.
Capitalized Software Costs
The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of its products, when the preliminary project stage is completed, management has decided to make the project a part of its future offering and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with and who devote time to internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades and enhancements to the products are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software, which is typically three years, commencing when the software is ready for its intended use. The Company does not transfer ownership of or lease its software to its clients.

During the years ended December 31, 2017, 2016 and 2015, the Company capitalized $24.3 million, $20.9 million and $16.5 million, respectively, of software development costs to the balance sheet. During the years ended December 31, 2017, 2016 and 2015, the Company amortized $17.6 million, $13.2 million and $9.1 million to cost of revenue, respectively. Based on the Company’s capitalized software costs at December 31, 2017, estimated amortization expense of $19.1 million, $12.5 million, $5.7 million and $0.1 million is expected to be recognized in 2018, 2019, 2020 and 2021, respectively.
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss, currency translation adjustments and unrealized gains or losses on investments. For the years ended December 31, 2017, 2016 and 2015, accumulated other comprehensive income (loss) comprised a cumulative translation adjustment and also included net unrealized gains (losses) on investments.
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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2017 and 2016, cash and cash equivalents consisted of cash balances of $24.7 million and $35.2 million, respectively, money market funds backed by U.S. treasury securities of $358.9 million and $48.1 million, respectively, and certificates of deposit of $10.0 million and none, respectively.
Investments in Marketable Securities
The Company’s available-for-sale investments in marketable securities are recorded at fair value, with any unrealized gains and losses, net of taxes, reported as a component of stockholders’ equity until realized or until a determination is made that an other-than-temporary decline in market value has occurred. If the Company determines that an other-than-temporary decline has occurred for debt securities that the Company does not then currently intend to sell, the Company recognizes the credit loss component of an other-than-temporary impairment in other income (expense) and the remaining portion in other comprehensive income (loss). The credit loss component is identified as the amount of the present value of cash flows not expected to be received over the remaining term of the security, based on cash flow projections. In determining whether an other-than-temporary impairment exists, the Company considers: (i) the length of time and the extent to which the fair value has been less than cost; (ii) the financial condition and near-term prospects of the issuer of the securities; and (iii) the Company’s intent and ability to retain the security for a period of time sufficient to allow for any anticipated recovery in fair value. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2017 and 2016, the Company had $263.5 million and $257.8 million, respectively, of investments in marketable securities.

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
A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2017, 2016 and 2015, is as follows (in thousands):

	2017	2016	2015
Beginning balance, January 1	$3,532	$2,578	$2,177
Additions and adjustments	7,680	3,165	1,368
Write-offs	(3,734)	(2,211)	(967)
Ending balance, December 31	$7,478	$3,532	$2,578
The Company recognized bad debt expense of $1.4 million, $0.8 million and $0.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
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
Impairment of Long Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated undiscounted future cash flows. During the year ended December 31, 2017, the Company determined that previously capitalized software costs were impaired resulting in the write-off of $1.3 million, which was recorded in research and development expense in the accompanying Consolidated Statement of Operations. There were no impairment charges related to identifiable long lived assets in the year ended December 31, 2016.

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
If the fair value of a reporting unit is less than the reporting unit’s carrying value, the Company performs the second step of the test for impairment of goodwill in which the Company compares the implied fair value of the reporting unit’s goodwill with the carrying value of that goodwill. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets and other assets and liabilities. If the carrying value of the goodwill exceeds the calculated implied fair value, the excess amount will be recognized as an impairment loss. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2017 or 2016.
Convertible Notes
In June 2013, the Company issued 1.50% convertible notes due July 1, 2018 with a principal amount of $253.0 million (the “2018 Notes”). In December 2017, the Company issued 5.75% senior convertible notes due July 1, 2021 with a principal amount of $300.0 million (the “2021 Notes”). In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate, with terms similar to the 2018 Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The excess of the principal amount of the 2018 Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the 2018 Notes using the interest method. The equity component of the 2018 Notes recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The 2021 Notes were recorded based on the fair value of the proceeds, net of discounts and issuance costs, and will be accreted to face value over the term of the 2021 Notes.
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
Concentration of Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivable. The Company’s cash and cash equivalents are deposited with several financial institutions and, at times, may exceed federally insured limits, as applicable. The Company performs ongoing credit evaluations of its clients.
For the years ended December 31, 2017, 2016 and 2015, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2017 or 2016.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into U.S. Dollars at the rates of exchange in effect at the date of the transaction. Unrealized transaction (losses) gains were approximately $(3.1) million, $20 thousand and $(0.9) million for the years ended December 31, 2017, 2016 and 2015, respectively, and are included in other, net within other income (expense), net, in the accompanying consolidated statements of operations.
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
In March 2016, the FASB issued a new ASU to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. The Company adopted this ASU as of the beginning of the first quarter of 2017 and has elected to continue to estimate expected forfeitures over the course of a vesting period. Further, the ASU eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. Upon adoption on January 1, 2017, the Company recorded a $39.4 million U.S. deferred tax asset for the previously unrecognized excess tax benefits, however, this had no impact on our accumulated deficit balance as the deferred tax assets were fully offset by a valuation allowance. The adoption did not have any other material impacts on the Company’s financial statements.
Recent Accounting Pronouncements
In May 2017, the FASB issued a new ASU, which amends the scope of modification accounting for share-based payment arrangements. It provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
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
In January 2016, the FASB issued a new ASU that provides guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2018. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.
In May 2014, the FASB issued a new ASU that provides guidance for recognizing revenue from contracts with customers. Under the new standard, the Company is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects consideration that the Company expects to be entitled to in exchange for those goods or services. The standard permits the use of the full retrospective method, in which case the standard would be applied to each prior reporting period presented and the cumulative effect of applying the standard would be recognized at the earliest period shown, or the modified retrospective method, in which case the cumulative effect of applying the standard would be recognized at the date of initial application. The Company has evaluated the transition methods and elected to use the modified retrospective method and will adopt this standard beginning January 1, 2018.
During fiscal year 2017, the Company evaluated the accounting and disclosure requirements of the standard and implemented the appropriate changes to its business processes, systems and internal controls to enable the preparation of its financial information on adoption. The Company is in the process of finalizing its assessment of the standard as the Company’s analysis of costs that represent incremental costs to obtain a contract is ongoing. The Company believes it will finalize this analysis in connection with the preparation of its financial statements as of and for the quarter ended March 31, 2018. Costs that represent incremental costs to obtain a contract will be amortized over the expected product life. The Company has finalized its assessment of how it recognizes revenue for subscriptions to the Company’s products and other offerings on a recurring basis and revenue for professional services. Upon adoption, revenue for professional services will be based on the relative standalone selling price without limitation to its contractual value. Prior to adoption, such allocation was limited by its contractual value. This change is expected to result in a material increase in the aggregate amount allocated to professional services when allocating total contract values on a relative standalone selling price basis under the new standard. The Company expects to adjust the following balance sheet line items in fiscal year 2018 to reflect the adoption of the new ASU: deferred commissions; other assets, net; accrued expenses; deferred revenue, current portion; other non-current liabilities; deferred revenue, net of current portion; and accumulated deficit.

3.	NET LOSS PER SHARE
The following table presents the Company's basic and diluted net loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(61,335)	$(66,837)	$(85,516)
Weighted-average shares of common stock outstanding	57,262	55,595	54,171
Net loss per share — basic and diluted	$(1.07)	$(1.20)	$(1.58)
At December 31, 2017, 2016 and 2015, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2017	2016	2015
Options to purchase common stock, restricted stock units and performance-based restricted stock units	10,143	10,635	10,860
Shares issuable pursuant to employee stock purchase plan	114	89	77
Convertible notes	11,825	4,682	4,682
Common stock warrants	4,682	4,682	4,682
Total shares excluded from net loss per share	26,764	20,088	20,301
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of December 31, 2017. Since the beneficial impact of the Note Hedges is anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 8 of the Notes to Consolidated Financial Statements.

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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$358,859	$—	$—	$358,859	$358,859	$—
Certificate of deposit	10,000	—	—	10,000	10,000	—
Corporate bonds	74,868	—	(220)	74,648	—	74,648
U.S. treasury securities	189,310	—	(430)	188,880	—	188,880
	$633,037	$—	$(650)	$632,387	$368,859	$263,528
The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of December 31, 2016 (in thousands):

	December 31, 2016
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$48,136	$—	$—	$48,136	$48,136	$—
Corporate bonds	60,725	1	(50)	60,676	—	60,676
Agency bonds	28,954	2	(26)	28,930	—	28,930
U.S. treasury securities	157,829	17	(160)	157,686	—	157,686
Commercial paper	10,473	—	—	10,473	—	10,473
	$306,117	$20	$(236)	$305,901	$48,136	$257,765
As of December 31, 2017, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately nine months. Unrealized gains and losses on investments were not significant, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2017. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of December 31, 2017.
Strategic Investments
During the year ended December 31, 2017, the Company made $1.5 million in strategic investments. As of December 31, 2017, the Company had aggregate strategic investments of $3.0 million. During the year ended December 31, 2016, the Company made $0.6 million in strategic investments. As of December 31, 2016, the Company had aggregate strategic investments of $2.1 million. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities.
These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. During the year ended December 31, 2017, the Company recognized $0.6 million of impairment losses recorded in Other, net in the accompanying Consolidated Statement of Operations. During the year ended December 31, 2016, the Company did not recognize any impairment losses.

5.    GOODWILL AND INTANGIBLE ASSETS
Finite-lived Intangibles
The Company has finite-lived intangible assets, which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017			December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$29,984	$(29,984)	$—	$29,984	$(22,711)	$7,273
Software license rights	1,654	(1,654)	—	1,654	(1,506)	148
Total	$31,638	$(31,638)	$—	$31,638	$(24,217)	$7,421
Total amortization expense from finite-lived intangible assets was $7.4 million, $9.3 million and $10.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amortization expense recognized was related to developed technology and software license rights and was recorded in cost of revenue except for $0.2 million and $0.6 million for the years ended December 31, 2016 and 2015, respectively, which was recorded in “Amortization of certain acquired intangible assets” in the accompanying Consolidated Statements of Operations.
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no impairment charges related to identifiable intangible assets in the years ended December 31, 2017, 2016 and 2015.
Goodwill
There was no change in the carrying amount of goodwill for the years ended December 31, 2017 and 2016.

6.	OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2017	2016
Computer equipment and software	3 – 5 years	$38,838	$32,926
Furniture and fixtures	7 years	3,855	3,837
Leasehold improvements	2 – 6 years	10,046	9,878
Renovation in progress	n/a	58	58
		52,797	46,699
Less: accumulated depreciation and amortization		(31,980)	(22,737)
Total property and equipment, net		$20,817	$23,962
Depreciation expense for the years ended December 31, 2017, 2016 and 2015 was $10.3 million, $9.9 million, $7.6 million, respectively.
The balance of accrued expenses is as follows (in thousands):

	December 31,
	2017	2016
Accrued bonuses	$13,557	$13,371
Accrued commissions	12,401	10,616
Other accrued expenses	31,570	23,632
Total accrued expenses	$57,528	$47,619

7.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2017 and 2016 (in thousands):

	December 31, 2017				December 31, 2016
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$368,859	$358,859	$10,000	$—	$48,136	$48,136	$—	$—
Corporate bonds	74,648	—	74,648	—	60,676	—	60,676	—
Agency bonds	—	—	—	—	28,930	—	28,930	—
U.S. treasury securities	188,880	—	188,880	—	157,686	—	157,686	—
Commercial paper	—	—	—	—	10,473	—	10,473	—
	$632,387	$358,859	$273,528	$—	$305,901	$48,136	$257,765	$—
At December 31, 2017 and 2016, cash equivalents of $358.9 million and $48.1 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills. At December 31, 2017, cash equivalents of $10.0 million consisted of certificate of deposits with original maturity dates of three months or less.
As of December 31, 2017, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2017, no adjustments were made to such pricing information.
Convertible Notes
The Company’s convertible notes, including the 2018 Notes and the 2021 Notes described below, are shown in the accompanying Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s convertible notes as of December 31, 2017 was $552.0 million. The fair value of the 2018 Notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy. The fair value of the 2021 Notes were estimated as the principal amount of the 2021 Notes, due to the lack of trading activity as of December 31, 2017.

8.	DEBT AND OTHER FINANCING ARRANGEMENTS
2018 Convertible Notes
In 2013, the Company issued convertible notes (the “2018 Notes”) raising gross proceeds of $253.0 million.
The 2018 Notes are governed by an Indenture, dated June 17, 2013, between the Company and U.S. Bank National Association, as trustee (the “2013 Indenture”). The 2018 Notes mature on July 1, 2018, unless earlier repurchased or converted, and bear interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
The 2018 Notes are convertible at an initial conversion rate of 18.5046 shares of the Company’s common stock per $1,000 principal amount of the 2018 Notes, which represents an initial conversion price of approximately $54.04 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock and a liquidation of the Company. Upon conversion, the Company will deliver cash for the principal amount, and the Company has the right to settle any amounts in excess of the principal in cash or shares.
Prior to April 1, 2018, the 2018 Notes are only convertible upon satisfaction of certain conditions as follows:

•
during any calendar quarter after September 30, 2013, if the last reported sale price of common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2018 Notes for each trading day of that five consecutive trading day period was less than 98% of the product of the last reported sale price of common stock and the conversion rate on each such trading day; or

•	upon the occurrence of specified corporate events as defined in the 2013 Indenture.

Holders of the 2018 Notes may convert their 2018 Notes at any time on or after April 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date.
The holders of the 2018 Notes may require the Company to repurchase all or a portion of their 2018 Notes at a cash repurchase price equal to 100% of the principal amount of the 2018 Notes being repurchased, plus accrued and unpaid interest, upon a fundamental change and events of default, including non-payment of interest or principal and other obligations under the 2013 Indenture.
In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the 2018 Notes, excluding the conversion feature. The excess of the principal amount of the 2018 Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the 2018 Notes using the interest method. The amount recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the $253.0 million of 2018 Notes, the Company recorded $214.3 million to debt and $38.7 million to additional paid-in capital for the debt discount.
The Company incurred transaction costs of approximately $7.3 million related to the issuance of the 2018 Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the 2018 Notes to such components. Transaction costs allocated to the debt component of $6.2 million are deferred and amortized to interest expense over the term of the 2018 Notes. The transaction costs allocated to the equity component of $1.1 million were recorded to additional paid-in capital.
2021 Senior Convertible Notes
In December 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “2021 Notes”) for a purchase price equal to 98% of the principal amount, raising net proceeds of $294.0 million.
The 2021 Notes are governed by an Indenture, dated December 8, 2017 between the Company and U.S. Bank National Association, as trustee (the “2017 Indenture”). The 2021 Notes mature on July 1, 2021, unless earlier repurchased or converted, and bear interest at a rate of 5.75% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2018.
The 2021 Notes are convertible at an initial conversion rate of 23.8095 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, which represents an initial conversion price of $42.00 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock and a liquidation of the Company. Upon conversion, the Company will deliver the applicable number of the Company’s common stock and cash in lieu of any fractional shares. Holders of the 2021 Notes may convert their 2021 Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date, subject to a restricted period through December 2018.
The holders of the 2021 Notes may require the Company to repurchase all or a portion of their 2021 Notes at a cash repurchase price equal to 100% of the principal amount of the Notes being repurchased, plus the remaining scheduled interest through and including the maturity date, upon a fundamental change and events of default, including non-payment of interest or principal and other obligations under the 2017 Indenture.
The 2021 Notes were issued at a two percent discount and was accounted for as debt upon issuance. The Company recorded $300.0 million of debt and $6.0 million for the debt discount. The debt discount is accreted to interest expense over the term of the 2021 Notes using the interest method.
The Company incurred debt issuance costs of $9.1 million that were deferred and will be amortized to interest expense over the term of the 2021 Notes.

2018 Notes and 2021 Notes
The net carrying amounts of the liability components of the 2018 and 2021 Notes as of December 31, 2017 and 2016 consists of the following (in thousands):

	December 31, 2017	December 31, 2016
Principal amount	$553,000	$253,000
Unamortized debt discount	(10,190)	(12,550)
Net carrying amount before unamortized debt issuance costs	542,810	240,450
Unamortized debt issuance costs	(9,617)	(2,015)
Net carrying value	$533,193	$238,435
The effective interest rate of the liability component is 5.4% and 6.4% for the 2018 Notes and the 2021 Notes, respectively. The interest rate for the 2018 Notes was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the 2018 Notes and the 2021 Notes for years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Contractual interest expense at 1.50% and 5.75% per annum	$4,897	$3,795	$3,795
Amortization of debt issuance costs	1,472	1,263	1,202
Accretion of debt discount	8,360	7,867	7,489
Total	$14,729	$12,925	$12,486
Net proceeds of approximately $246.0 million and $285.1 million from the 2018 Notes and the 2021 Notes, respectively, were received after payment of the initial purchasers’ offering expenses. The Company used approximately $49.5 million of the net proceeds of the 2018 Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company’s sale of the Warrants also described below.
Note Hedges
Concurrent with the 2018 Notes that were issued in 2013, the Company entered into note hedges (the “Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $49.5 million for the Note Hedges. The Note Hedges cover approximately 4.7 million shares of the Company’s common stock at a strike price of $54.04 per share, and are exercisable by the Company upon conversion of the 2018 Notes. The Note Hedges will expire upon the maturity of the 2018 Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2018 Notes in the event that the fair value per share of the Company’s common stock at the time of exercise is greater than the conversion price of the 2018 Notes.
Warrants
Separately and concurrently with the entry by the Company into the Note Hedges in 2013, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire up to 4.7 million shares of the Company’s common stock at a strike price of $80.06 per share (the “Warrants”), subject to anti-dilution adjustments. The Company received proceeds of $23.2 million from the sale of the Warrants. The Warrants expire at various dates during 2018 and 2019. If the fair value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will reduce diluted earnings per share to the extent that the calculation does not have an anti-dilutive effect.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges and the Warrants are not remeasured through earnings each reporting period.

9.	STOCKHOLDERS’ EQUITY
Capitalization
As of December 31, 2017, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2017 and 2016.
Share Repurchase Program
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock. The Company may repurchase its common stock for cash in the open market in accordance with applicable securities laws. The timing and amount of any stock repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. The stock repurchase authorization will expire in November 2019 and shares repurchased will be immediately retired.
During the year ended December 31, 2017, the Company repurchased 0.6 million shares of its common stock at an average cost of $35.55 per share for a total expenditure of $22.6 million. At December 31, 2017, $77.4 million remained available under the share repurchase program.

10.	STOCK-BASED AWARDS
1999 and 2009 Plans
In November 1999, the Company adopted the 1999 Stock Plan (“1999 Plan”) as amended. In January 2009, the Company adopted the 2009 Plan (“2009 Plan”) as amended. Stock options granted under the 1999 and 2009 Plans may be incentive stock options or non-statutory stock options. At December 31, 2017, no shares are issuable under the 1999 and 2009 Plans.
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
Under the 2010 Plan, 4,128,903 shares remained available for issuance, at December 31, 2017.
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

Restricted Stock Units
The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2017, the Company granted 1,937,900 restricted stock units under the 2010 Plan, containing service conditions.
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
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in June and December and exercisable on or about the succeeding December and June, respectively, on each year. Under the ESPP, 3,045,181 shares remained available for issuance, at December 31, 2017. The Company recognized compensation expense related to the ESPP of $1.6 million, $1.4 million and $0.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock Options
The Company has granted stock options, which vest upon meeting service conditions. The following table summarizes the stock option activity which contain only service conditions, under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2016	6,041	$32.01	6.2	$74,989
Granted	—	—
Exercised	(413)	16.38
Forfeited	(334)	35.71
Outstanding, December 31, 2017	5,294	32.99	5.3	40,122

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at December 31, 2017	4,934	$32.60	5.2	$39,951
Vested and expected to vest at December 31, 2017	5,280	32.98	5.3	40,113

(1)	Based on the Company’s closing stock price of $35.33 on December 31, 2017 and $42.31 on December 31, 2016.
The following table summarizes information about stock options, which contain only service conditions, under the Company’s equity incentive plans at December 31, 2017 (in thousands except term information):

	Options Outstanding at December 31, 2017		Options Exercisable at December 31, 2017
	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices
$0.34 to $1.65	92	1.9	92	1.9
$5.93 to $8.88	677	2.9	677	2.9
$12.54 to $15.41	132	3.7	132	3.7
$16.24 to $18.82	305	4.0	305	4.0
$20.85 to $23.94	552	4.4	552	4.4
$27.55 to $31.44	207	5.6	193	5.5
$31.64 to $36.15	835	6.8	633	6.6
$38.03 to $45.76	1,093	6.1	1,036	6.0
$46.20 to $56.05	1,401	6.1	1,314	6.1
	5,294	5.3	4,934	5.2
The total intrinsic value of options exercised during the years ended December 31, 2017, 2016 and 2015 was $9.2 million, $18.2 million and $11.4 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2017, 2016 and 2015 was $15.4 million, $24.3 million and $32.3 million, respectively. The Company recognized compensation expense related to stock options of $14.0 million, $23.0 million and $28.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Unrecognized compensation expense relating to stock options was $5.4 million at December 31, 2017 which is expected to be recognized over a weighted-average period of 1.0 years.
The aggregate grant date fair value of stock options granted for the years ended December 31, 2016 and 2015 was $1.8 million and $8.4 million, respectively.
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2017 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2016	3,254	$36.35
Granted	1,938	37.99
Forfeited	(367)	36.04
Vested	(1,035)	36.34
Outstanding at December 31, 2017	3,790	$37.22

The Company recognized compensation expense related to restricted stock units of $44.1 million, $31.9 million and $15.0 million for the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $105.7 million at December 31, 2017, which is expected to be recognized as expense over the weighted-average period of 2.7 years.
Performance-Based Restricted Stock Units
In July 2014, the Compensation Committee of the Company’s Board of Directors (the “Compensation Committee”) approved the issuance of performance-based restricted stock units to an executive officer of the Company. The number of shares of the Company’s common stock issuable upon the vesting of this performance-based restricted stock award is based upon (a) the performance of the Company’s stock price relative to a certain independent market index and (b) the recipient continuing to provide service through the end of the three-year term of the award. Achievement of the target performance level would result in the issuance of 40,600 shares and achievement at the maximum performance level would result in the issuance of 60,900 shares. The Company used a Monte Carlo simulation to estimate the fair value of this award which factors in the probability of the award vesting. The grant date fair value of the award was $1.8 million, which was recognized ratably over the three-year term of the award. In July 2017, based on the performance of the Company’s stock price relative to a certain independent market index, the Company determined it had not achieved the required performance level, which resulted in none of the shares being issued.
In December 2014, the Compensation Committee approved the issuance of a special award of performance-based restricted stock units to certain executives of the Company. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon (a) the performance of the Company’s stock price relative to a certain independent market index, (b) the achievement of the Company’s revenue guidance for each of fiscal year 2015 and 2016 and (c) the recipient continuing to provide services to the Company through the end of the three-year term of the award. The Company finalizes its revenue guidance in February of each year, thus a grant date was established in February 2015 and February 2016 for each of the two tranches of the award related to that year’s revenue guidance. Each tranche is treated as a separate grant and recognized from the date the revenue guidance is determined over the remaining portion of the original three-year term of the award. Achievement of the target performance level would result in the issuance of 535,000 shares and achievement at the maximum performance level would result in the issuance of an aggregate of 1,070,000 shares.
The Company used a Monte Carlo simulation to estimate the fair value of each tranche of the awards for which a grant date has been established. The valuation factors in the probability of achieving the performance of the Company’s stock price relative to the market index. In the first quarter of 2015, the aggregate grant date fair value of the first half of the above awards was $9.9 million. As of December 31, 2017, the aggregate fair value of the first half of the awards was $4.8 million based on the Company’s performance in relation to the revenue guidance for fiscal year 2015. In the first quarter of 2016, the aggregate grant date fair value of the second half of the awards was $3.6 million. In the first quarter of 2017, the Compensation Committee provided clarification on the use of constant currency adjustments to the Company’s performance in relation to the revenue guidance for fiscal year 2016. As a result, during the year ended December 31, 2017, the Company determined that the aggregate fair value of the awards was $9.8 million, which was recognized over the remaining vesting period of the awards. In December 2017, based on the performance of the Company’s stock price relative to a certain independent market index, the Company determined it had not achieved the required performance level, which resulted in none of the shares being issued.
Beginning in 2016, the Compensation Committee designed an annual equity compensation structure to further align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon the Company meeting composite revenue and cash flow growth targets determined at the time of the grant. The total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The estimate will be made each reporting period and determined by the Company’s actual and projected revenue and cash flow performance and the compensation expense will be recognized over the vesting term of the awards.

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
The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $11.2 million, $2.6 million and $1.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. There was no unrecognized compensation expense related to unvested performance-based restricted stock units at December 31, 2017.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015 (in thousands):

	Years Ended December 31,
	2017	2016	2015
Cost of revenue	$4,904	$4,732	$3,887
Sales and marketing	28,427	25,642	23,604
Research and development	9,630	7,586	6,010
General and administrative	22,869	16,739	9,580
Total	$65,830	$54,699	$43,081
In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

11.	INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, further limitation on deductibility of interest expense, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. Consistent with the guidance under ASC 740, we will record any impacts from enactment of the Tax Act in the fourth quarter of 2017 subject to Staff Accounting Bulletin (“SAB”) 118 which provides for a measurement period to complete the accounting for certain elements of the tax reform.
We have calculated our best estimate of the impact of the Tax Act in our year end income tax provision in accordance with our understanding of the Tax Act and guidance available as of the date of this filing. The Tax Act did not result in any material tax expense during fourth quarter of 2017, the period in which the legislation was enacted. The Company remeasured the net deferred tax assets and corresponding valuation allowance at the 21% rate. Further, the impact of the one-time transition tax on the mandatory deemed repatriation of foreign earnings was immaterial due to an aggregate foreign earnings deficit.
The changes included in the Tax Act are broad and complex. The final transition impacts of the Tax Act may differ from the above estimate, possibly materially, due to, among other things, changes in interpretations of the Tax Act, any legislative action to address questions that arise because of the Tax Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Act, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to current year earnings estimates and foreign exchange rates of foreign subsidiaries. The Securities Exchange Commission has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts.

The components of the Company’s loss before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
United States	$(32,853)	$(39,107)	$(59,797)
Foreign	(26,736)	(26,523)	(24,538)
Loss before provision for income taxes	$(59,589)	$(65,630)	$(84,335)
The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Current income tax provision:
Federal	$—	$—	$—
State	114	105	147
Foreign	1,580	1,838	1,139
Total current income tax provision	1,694	1,943	1,286
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	52	(736)	(105)
Total deferred income tax benefit	52	(736)	(105)
Total income tax provision (benefit)	$1,746	$1,207	$1,181
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
The differences in the total provision for income taxes that would result from applying the 34% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
U.S. Federal tax benefit at statutory rates	$(20,260)	$(22,310)	$(28,681)
State income taxes, net of federal tax benefit	(806)	(855)	(1,632)
Foreign rate differential	5,220	3,711	3,964
Stock based compensation	3,182	4,467	4,673
Other permanent differences	(494)	(750)	(99)
Deferred adjustments / U.S. rate change	7,811	—	—
Other	262	1,494	536
Valuation allowance	6,831	15,450	22,420
Total income tax (benefit) provision	$1,746	$1,207	$1,181

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2017 and 2016 are as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Accrued expenses	$2,371	$3,037
Long-lived intangible assets and fixed assets — basis difference	19,884	22,146
Net operating loss carryforwards	80,615	68,356
Stock-based compensation	16,886	19,515
Deferred revenue	2,739	4,060
Convertible note hedge	1,467	6,387
Other	2,721	2,276
Total deferred tax assets	126,683	125,777
Valuation allowance	(118,606)	(111,775)
Deferred tax assets, net of valuation allowance	8,077	14,002
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(5,672)	(7,718)
Convertible note discount	(1,074)	(4,721)
Other	(410)	(591)
Total deferred tax liabilities	(7,156)	(13,030)
Net deferred tax assets (liabilities)	$921	$972
At December 31, 2017, the Company had federal, state and foreign net operating losses of approximately $250.7 million, $257.9 million and $86.0 million, respectively. The federal net operating loss carryforward will begin expiring in 2022, the state net operating loss carryforward began expiring in 2017, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation.
The Company has recorded a full valuation allowance against its otherwise recognizable United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred income tax assets as of December 31, 2017. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $6.8 million, $15.5 million and $22.4 million for the years ended December 31, 2017, 2016 and 2015, respectively, was primarily due to additional net operating losses generated by the Company.
We adopted ASU No. 2016-09 effective January 1, 2017. The ASU eliminates the requirement to delay the recognition of excess tax benefits until they reduce current taxes payable. However, as of January 1, 2017, the previously unrecognized excess tax benefits of $39.4 million had no impact on our accumulated deficit balance as the related U.S. deferred tax assets were fully offset by a valuation allowance. The adoption did not have any other material impacts on the Company’s provision for income taxes.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $3.3 million and $4.0 million at December 31, 2017 and December 31, 2016, respectively. Any future distribution of these non-U.S. earnings may subject the Company to state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $0.1 million and $0.8 million at December 31, 2017 and 2016, respectively. We are also estimating that the transition tax on any undistributed earnings that existed as of December 31, 2017 will be zero.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2017, 2016 and 2015 is as follows (in thousands):

	Years Ended December 31,
	2017	2016	2015
Balance at January 1	$276	$276	$276
Additions for tax positions related to the current year	995	—	—
Balance at December 31	$1,271	$276	$276
The provision for uncertain tax positions relates to business in territories outside of the United States.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. An insignificant amount of interest and penalties on unrecognized tax benefits were accrued during the 2017 tax year. The amount of accrued interest and penalties on unrecognized tax benefits was insignificant, as of December 31, 2017 and 2016. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. The recognition of previously unrecognized tax benefits on uncertain tax positions would result in a $1.3 million tax benefit. The Company believes it is reasonably possible that within the next twelve months we may resolve certain matters related to the years under examination, which may result in reductions of our unrecognized tax benefits and income tax expense of up to $1.1 million.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2014 through 2017 tax years. State income tax returns are subject to examination for the 2013 through 2017 tax years. Foreign income tax returns are subject to examination for the 2007 through 2017 tax years.

12.	RESTRUCTURING COSTS
In December 2017, as part of the Company’s new strategic plan to accelerate revenue growth and increase operating margins, the Company approved a restructuring plan to reduce the headcount of the Company’s global service delivery team, as well as the headcount of some of its sales teams, representing a total workforce reduction of approximately six percent. In December 2017, the Company completed the sales team headcount reductions. The Company expects the service delivery headcount reductions to be primarily completed by March 2018. The restructuring is part of the Company’s renewed focus on recurring, or subscription-based, revenue growth and driving cost reductions to accelerate the growth of its operating margins and free cash flow.

During the year ended December 31, 2017, the Company recognized $1.5 million of restructuring costs, which was recorded in “Restructuring” in the accompanying Consolidated Statements of Operations. The restructuring costs consisted primarily of payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations. The Company expects to incur an additional cost of approximately $3.0 million in connection with the restructuring plan in the first quarter of 2018.

13.	SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the chief operating decision maker. The Company presents its entity-wide information in the tables below.
The following table sets forth the Company’s sources of revenue (dollars in thousands):

	At or For Year Ended December 31,
	2017	2016	2015
Subscription revenue	$396,764	$339,756	$270,093
Percentage of subscription revenue to total revenue	82.3%	80.3%	79.5%
Professional services revenue	$85,221	$83,368	$69,558
Percentage of professional services revenue to total revenue	17.7%	19.7%	20.5%
	$481,985	$423,124	$339,651
Revenue by geographic region, which is generally based on the address of the Company’s clients as defined in their master subscription agreements, is set forth below (in thousands):

	Years Ended December 31,
	2017	2016	2015
Revenue
United States	$313,729	$284,657	$228,724
United Kingdom	25,701	27,571	30,104
All other countries	142,555	110,896	80,823
Total revenue	$481,985	$423,124	$339,651
Property and equipment by region is set forth below (in thousands):

	December 31,
	2017	2016
Property and equipment, net
United States	$16,468	$19,843
United Kingdom	3,378	2,985
All other countries	971	1,134
Total property and equipment, net	$20,817	$23,962

14.	401(K) SAVINGS PLAN
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
The Company incurred approximately $2.0 million, $1.9 million and $1.6 million of matching contribution expenses related to the Plan during the years ended December 31, 2017, 2016 and 2015, respectively.

15.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2021. Certain lease agreements contain renewal options, rent abatement and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $8.0 million, $7.8 million and $6.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Future minimum lease payments under non-cancelable operating leases at December 31, 2017 are as follows (in thousands):

Operating Leases
2018	$8,246
2019	826
2020	84
2021	73
2022	—
Total minimum lease payments	$9,229
Letters of Credit
During 2015, the Company amended a standby letter of credit in association with its building lease. In addition, the Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2017 was $1.4 million.
Other Commitments
As of December 31, 2017, the Company had agreements with various third-party service providers whereby the Company has committed to assign certain dollar amounts or hours of professional service projects related to implementation and other services for clients of the Company’s human capital management platform. In aggregate, these estimated commitments total approximately $12.0 million in 2018, $6.5 million in 2019 and $0.7 million in 2020.
As of December 31, 2017, the Company had software subscription agreements with various service providers with obligations of approximately $8.4 million in 2018, $5.3 million in 2019 and $0.5 million in 2020.
As of December 31, 2017, the Company had a sponsorship agreement with a professional sports franchise with obligations of approximately $0.7 million in 2018 and $0.7 million in 2019.
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

Litigation
During 2017, a patent infringement claim was filed against the Company. This claim has subsequently been dismissed and did not have a material adverse effect on the Company’s business, operating results, cash flows or financial condition.
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
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the years ended December 31, 2017, 2016 and 2015, the Company provided at no charge certain resources to the Foundation, with approximate values of $3.4 million, $3.3 million and $2.9 million, respectively.
An executive of the Company has an ownership interest in The Corner restaurant (the “Corner”). The Company does not direct the Corner’s activities, and accordingly, the Company does not consolidate the Corner’s statement of activities with its financial results. During the year ended December 31, 2017, the Company recorded $0.3 million in expenses related to the use of the restaurant.
During June 2010, an executive officer of an accounting software company joined the Company’s board of directors and resigned in September 2016. For the years ended December 31, 2016 and 2015, the Company recorded $0.7 million and $0.6 million, respectively, in expenses related to the use of the accounting software from the company whose executive officer served on the Company’s Board of Directors during those years.
During May 2017, an executive officer of a cyber security company joined the Company’s board of directors. For the year ended December 31, 2017, the Company recorded $0.7 million, in expenses related to the products and services provided by the cyber security company. Additionally, for the year ended December 31, 2017, the Company recognized revenue of $0.3 million related to the cyber security company’s subscription to our products.

17.	SUBSEQUENT EVENTS
During January 2018, shares issuable under the Company’s 2010 Employee Stock Purchase Plan increased by 575,119 shares and shares issuable under the Company’s 2010 Plan increased by 2,588,036 shares in accordance with the automatic annual increase provisions of such plans.
During January and February 2018, the Company entered into software subscription agreements with various service providers with obligations of approximately $3.1 million in 2018, $3.1 million in 2019 and $3.1 million in 2020.
During January and February 2018, the Compensation Committee granted restricted stock units covering an aggregate of 64,635 shares of the Company’s common stock which generally vest annually over four years.
Subsequent to December 31, 2017 and as of February 9, 2018, the Company repurchased 0.3 million shares of its common stock at an average cost of $37.03 per share for a total expenditure of $9.9 million.

18.	SELECTED QUARTERLY DATA (UNAUDITED)
The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2017 and 2016 have been prepared on a basis consistent with the Company’s audited annual financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair statement of the financial information contained in these statements.

	Quarter Ended
	(in thousands, except per share data)
	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017
Revenue	$99,324	$107,013	$107,758	$109,029	$111,582	$116,651	$121,796	$131,956
Cost of revenue	31,650	35,955	33,369	34,778	33,949	35,321	35,708	37,889
Gross profit	67,674	71,058	74,389	74,251	77,633	81,330	86,088	94,067
Operating expenses:
Sales and marketing	56,701	57,835	53,690	57,405	56,894	62,073	60,554	60,750
Research and development	11,015	11,782	12,130	12,050	13,411	14,684	16,389	17,491
General and administrative	16,465	16,538	18,608	19,345	20,476	23,141	21,249	19,723
Restructuring	—	—	—	—	—	—	—	1,539
Amortization of certain acquired intangible assets	150	—	—	—	—	—	—	—
Total operating expenses	84,331	86,155	84,428	88,800	90,781	99,898	98,192	99,503
Loss from operations	(16,657)	(15,097)	(10,039)	(14,549)	(13,148)	(18,568)	(12,104)	(5,436)
Other income (expense):
Interest income (expense) and other income (expense), net	(1,051)	(2,350)	(2,131)	(3,756)	(2,492)	(2,333)	(2,248)	(3,260)
Loss before income tax provision	(17,708)	(17,447)	(12,170)	(18,305)	(15,640)	(20,901)	(14,352)	(8,696)
Income tax provision	(535)	(141)	(218)	(313)	(571)	(364)	(503)	(308)
Net loss	$(18,243)	$(17,588)	$(12,388)	$(18,618)	$(16,211)	$(21,265)	$(14,855)	$(9,004)
Net loss per share, basic and diluted	$(0.33)	$(0.32)	$(0.22)	$(0.33)	$(0.29)	$(0.37)	$(0.26)	$(0.16)
Weighted average common shares outstanding, basic and diluted	54,827	55,278	55,964	56,300	56,642	56,935	57,627	57,826

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
Carter Transition Agreement
In connection with Dave Carter’s resignation as the Company’s Chief Sales Officer, effective as of March 31, 2018, Mr. Carter entered into a transition agreement (the “Carter Transition Agreement”) with the Company, dated February 27, 2018, pursuant to which Mr. Carter released all claims he may have against the Company and affirmed his obligations regarding confidential information as stated in his confidentiality agreement with the Company.
The Carter Transition Agreement provides that through Mr. Carter’s actual termination of employment with the Company, which is expected to occur on or around March 31, 2018, he will continue to be employed pursuant to the current terms of his employment, as amended by the Carter Transition Agreement. If Mr. Carter remains employed with the Company through March 31, 2018, or, if prior to that date his employment with the Company is terminated for reasons other than for “cause”, then, subject to Mr. Carter executing and not revoking a supplemental separation agreement, he will receive the following benefits, which include those set forth in his preexisting Change of Control Severance Agreement: (i) a lump-sum payment equal to $335,000, less applicable withholding taxes, (ii) reimbursement for up to twelve months of COBRA premiums, (iii) twelve-months of accelerated vesting of all outstanding time-based equity awards, and (iv) the ability to exercise any vested stock options through the earlier of the maximum expiration date and March 31, 2020.
The foregoing description of the Carter Transition Agreement is qualified in its entirety by reference to the full text of the Carter Transition Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.
Helvey Transition Agreement
In connection with Kirsten Helvey’s resignation as the Company’s Chief Operating Officer, effective as of March 31, 2018, Ms. Helvey entered into a transition agreement (the “Helvey Transition Agreement”) with the Company, dated February 27, 2018, pursuant to which Ms. Helvey released all claims she may have against the Company and affirmed her obligations regarding confidential information as stated in her confidentiality agreement with the Company.
The Helvey Transition Agreement provides that through Ms. Helvey’s actual termination of employment with the Company, which is expected to occur on or around March 31, 2018, she will continue to be employed pursuant to the current terms of her employment, as amended by the Helvey Transition Agreement. If Ms. Helvey remains employed with the Company through March 31, 2018, or, if prior to that date her employment with the Company is terminated for reasons other than for “cause”, then, subject to Ms. Helvey executing and not revoking a supplemental separation agreement, she will receive the following benefits, which include those set forth in her preexisting Change of Control Severance Agreement: (i) a lump-sum payment equal to $350,000, less applicable withholding taxes, (ii) reimbursement for up to twelve months of COBRA premiums, (iii) twelve-months of accelerated vesting of all outstanding time-based equity awards, (iv) the ability to exercise any vested stock options through the earlier of the maximum expiration date and March 31, 2020, and (v) reimbursement of up to $10,000 for expenses relating to executive coaching. In order to ensure a smooth transition, Ms. Helvey may render transitional services as a consultant to the Company after her resignation.
The foregoing description of the Helvey Transition Agreement is qualified in its entirety by reference to the full text of the Helvey Transition Agreement, which is filed as an exhibit to this Annual Report on Form 10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2017 is not deemed “filed” as part of this Annual Report on Form 10-K.

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
The documents listed in the Exhibit Index immediately below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case as indicted therein (numbered in accordance with Item 601 of Regulation S-K).
Exhibit Index

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	S-1/A	333-169621	3.2	November 9, 2010
3.2	Amended and Restated Bylaws of the Registrant.	S-1/A	333-169621	3.4	November 9, 2010
4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
4.2	Indenture, dated as of December 8, 2017, by and between the Registrant and U.S. Bank National Association, as trustee (including the form of 5.75% Convertible Senior Notes Due 2021).	8-K	001-35098	4.1	December 8, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.8*	Employment Agreement between the Registrant and Brian L. Swartz, dated as of May 1, 2016	10-Q	001-35098	10.1	August 5, 2016
10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.10A*	2014 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	August 7, 2014
10.10B*	2015 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 8, 2015
10.10C*	2016 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 6, 2016
10.10D*	2017 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 5, 2017
10.11*	Transition Agreement between the Registrant and David J. Carter, dated as of February 27, 2018.
10.12*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.13A*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	August 7, 2014
10.13B*	2015 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 8, 2015
10.13C*	2016 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 6, 2016
10.13D*	2017 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 5, 2017
10.14*	Employment Agreement between the Registrant and Jeffrey Lautenbach, dated November 28, 2017.
10.15*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers	10-Q	001-35098	10.4	August 7, 2013
10.16*	Transition Agreement between the Registrant and Kirsten Helvey, dated as of February 27, 2018.
10.17*	Description of 2016 Executive Bonus Plan	8-K	001-35098	n/a	March 18, 2016
10.18*	Description of 2017 Executive Bonus Plan	8-K	001-35098	n/a	March 5, 2017
10.19	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.20	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.21	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011	10-K	001-35098	10.16	March 6, 2012
10.22	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012	10-Q	001-35098	10.1	May 9, 2013
10.23	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013	10-Q	001-35098	10.2	May 9, 2013
10.24	Investment Agreement, dated as of November 8, 2017, by and between, inter alia, the Registrant and Silver Lake Credit Partners, L.P., as amended
21.1	List of subsidiaries of the Registrant

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date

23.1	Consent of PricewaterhouseCoopers LLP.

24.1	Power of Attorney (contained in the signature page to this Annual Report).

31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2018.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	President, Chief Executive Officer and Director (principal executive officer)	February 27, 2018
Adam L. Miller

/s/ Brian L. Swartz	Chief Financial Officer (principal financial and accounting officer)	February 27, 2018
Brian L. Swartz

/s/ R.C. Mark Baker	Director	February 27, 2018
R.C. Mark Baker

/s/ Harold W. Burlingame	Director	February 27, 2018
Harold W. Burlingame

/s/ Dean Carter	Director	February 27, 2018
Dean Carter

/s/ Robert Cavanaugh	Director	February 27, 2018
Robert Cavanaugh

Signature	Title	Date

/s/ Joseph Osnoss	Director	February 27, 2018
Joseph Osnoss

/s/ Joseph P. Payne	Director	February 27, 2018
Joseph P. Payne

/s/ Kristina Salen	Director	February 27, 2018
Kristina Salen

/s/ Steffan Tomlinson	Director	February 27, 2018
Steffan Tomlinson