Form 10-Q
period 2018-03-31
Cornerstone OnDemand Inc
filed 2018-05-08
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 4, 2018
Common Stock	57,693,211

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2018 *	December 31, 2017
Assets
Cash and cash equivalents	$413,345	$393,576
Short-term investments	204,174	169,551
Accounts receivable, net	113,956	154,428
Deferred commissions, current portion	22,830	42,806
Prepaid expenses and other current assets	30,885	21,754
Total current assets	785,190	782,115
Capitalized software development costs, net	39,387	37,431
Property and equipment, net	24,582	20,817
Deferred commissions, net of current portion	34,155	—
Long-term investments	21,712	96,949
Goodwill	25,894	25,894
Other assets, net	3,813	3,984
Total Assets	$934,733	$967,190
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$10,095	$17,637
Accrued expenses	48,256	57,528
Deferred revenue, current portion	287,875	311,997
Convertible notes, net	250,497	248,025
Other liabilities	5,570	9,051
Total current liabilities	602,293	644,238
Convertible notes, net	286,256	285,168
Other liabilities, non-current	1,408	1,498
Deferred revenue, net of current portion	12,415	14,166
Total liabilities	902,372	945,070
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 57,525 and 57,512 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	546,808	536,951
Accumulated deficit	(512,335)	(515,054)
Accumulated other comprehensive (loss) income	(2,118)	217
Total stockholders’ equity	32,361	22,120
Total Liabilities and Stockholders’ Equity	$934,733	$967,190

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2018 *	2017
Revenue	$133,113	$111,582
Cost of revenue	37,020	33,949
Gross profit	96,093	77,633
Operating expenses:
Sales and marketing	59,245	56,894
Research and development	15,984	13,411
General and administrative	21,985	20,476
Restructuring	7,725	—
Total operating expenses	104,939	90,781
Loss from operations	(8,846)	(13,148)
Other income (expense):
Interest income	1,819	613
Interest expense	(8,700)	(3,302)
Other, net	44	197
Other income (expense), net	(6,837)	(2,492)
Loss before income tax provision	(15,683)	(15,640)
Income tax provision	(533)	(571)
Net loss	$(16,216)	$(16,211)
Net loss per share, basic and diluted	$(0.28)	$(0.29)
Weighted average common shares outstanding, basic and diluted	57,425	56,642

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018 *	2017
Net loss	$(16,216)	$(16,211)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(2,111)	(174)
Net change in unrealized losses on investments	(225)	(87)
Other comprehensive loss, net of tax	(2,336)	(261)
Total comprehensive loss	$(18,552)	$(16,472)

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2018 *	2017
Cash flows from operating activities:
Net loss	$(16,216)	$(16,211)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,831	9,328
Accretion of debt discount and amortization of debt issuance costs	3,426	2,353
Purchased investment premium, net of amortization	(81)	155
Net foreign currency gain	(356)	(530)
Stock-based compensation expense	19,479	15,849
Changes in operating assets and liabilities:
Accounts receivable	41,888	38,257
Deferred commissions	(528)	1,718
Prepaid expenses and other assets	(8,841)	(7,433)
Accounts payable	(7,605)	(14,485)
Accrued expenses	(15,059)	(13,776)
Deferred revenue	(23,751)	(22,637)
Other liabilities	(4,767)	177
Net cash used in operating activities	(4,580)	(7,235)
Cash flows from investing activities:
Purchases of investments	—	(77,281)
Maturities of investments	40,677	65,487
Capital expenditures	(2,559)	(2,698)
Capitalized software costs	(6,039)	(5,756)
Net cash provided by (used in) investing activities	32,079	(20,248)
Cash flows from financing activities:
Payments of debt issuance costs	(152)	—
Proceeds from employee stock plans	6,765	3,473
Repurchases of common stock	(14,700)	—
Net cash (used in) provided by financing activities	(8,087)	3,473
Effect of exchange rate changes on cash and cash equivalents	357	570
Net increase (decrease) in cash and cash equivalents	19,769	(23,440)
Cash and cash equivalents at beginning of period	393,576	83,300
Cash and cash equivalents at end of period	$413,345	$59,860
Supplemental cash flow information:
Cash paid for interest	$3,000	$1,898
Cash paid for income taxes	452	648
Proceeds from employee stock plans received in advance of stock issuance	1,616	1,393
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	$5,201	$623
Capitalized stock-based compensation	1,253	1,135
Unsettled share repurchase in other liabilities	1,325	—

*See Note 1 for additional information.

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with (i) accounting standards generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, for any other interim period or for any other future year.
The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the disclosures required by GAAP.
The Company’s significant accounting policies are described in “Note 2. Summary of Significant Accounting Policies” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company follows the same accounting policies for interim reporting. The financial information included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Effective January 1, 2018, the Company adopted the requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as discussed further in Note 1. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2018 presented under ASU No. 2014-09, while prior period amounts are not adjusted and continue to be reported under the accounting standards in effect for the prior period.

Recently Adopted Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirement in Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the expected consideration entitled in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.
The Company adopted the requirements of Topic 606 utilizing the modified retrospective method of transition to contracts as of January 1, 2018. The accumulated deficit balance was reduced, thus stockholders' equity was increased by $18.9 million as of January 1, 2018 due to the cumulative impact of adopting Topic 606. The impact was primarily related to:

•
$15.5 million increase in deferred commissions. Such costs are considered to be costs to acquire a contract under Topic 606, and primarily relate to the execution of software subscription contracts. In addition, upon adoption, these incremental commission costs to obtain a contract are now amortized over a period of benefit, which is generally six years.

•	$2.7 million of additional liability offsets the impact to retained earnings from the increase of the deferred commission above. The liability is to accrue commission costs earned but not yet paid.

•
$6.1 million reduction in deferred revenue related to additional contract value being allocated to professional services delivered prior to adoption. Previously such amounts were not recognized based on contractual payment limitations. Upon adoption, revenue for professional services is based on the relative standalone selling price without any such limitation.

The adoption had no impact to net cash provided by or used in operating. investing or financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
In May 2017, the FASB issued a new ASU, which amends the scope of modification accounting for share-based payment arrangements. It provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under ASC 718. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its financial statements.
In August 2016, the FASB issued a new ASU to clarify how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its financial statements.
In January 2016, the FASB issued a new ASU that provides guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its financial statements.
Summary of Significant Accounting Policies
Except for changes to the Company's revenue recognition policy and the accounting for commission payments, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 27, 2018. See below for additional accounting policy and transition disclosures.
Revenue Recognition
Effective January 1, 2018, the Company adopted the guidance under Topic 606.
The Company derives its revenue from the following sources:
Subscriptions to the Company’s products and other offerings on a recurring basis
Clients pay subscription fees for access to the Company’s enterprise human capital management platform, other products and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. The Company generally recognizes revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the client. Subscription agreements are typically three years, billed annually in advance, and non-cancelable.

Professional services and other
The Company offers its clients and implementation partners assistance in implementing its products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are generally billed up-front on a fixed fee basis and to a lesser degree on a time-and-material basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. The Company generally recognizes revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time-and-materials are incurred.
The Company recognizes revenue from contracts with customers based on the following five steps:

1)	Identification of the contract, or contracts, with a customer

2)	Identification of all performance obligations in the contract

3)	Determination of the transaction price

4)	Allocation of the transaction price to the performance obligations in the contract

5)	Recognition of revenue as we satisfy a performance obligation
The Company identifies enforceable contracts with a customer when the agreement is signed. The Company accounts for individual performance obligations separately if they are distinct. The transaction price is generally based on fixed fees stated in the contract. The Company excludes from the transaction price any amounts relating to taxes from product sales which are collected from customers and remitted to governmental authorities. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company is not able to directly observe a standalone selling price for its performance obligations, as the performance obligations are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s products. Accordingly, total contract values are allocated to subscriptions to the products and professional services based on management’s best estimate of the selling price (“BESP”). The determination of BESP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature and complexity of the performance obligations themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The Company updates its estimates of BESP on an ongoing basis through internal periodic reviews and as events or circumstances may require. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer. The Company satisfies performance obligations over time.
In a limited number of cases, the client’s intended use of a product requires contractually specified enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as a combined single performance obligation on a straight-line basis from the point at which access to the enhanced product(s) have been provided, through the remaining term of the agreement. In other cases where the enhancement is not contractually specified by the customer for its initial use and revenue is recognized separately for the enhancement and the product as a second distinct performance obligation. In such cases where a second performance obligation exists, the enhancement revenue is recognized based on a BESP allocation on a straight-line basis once access to the enhancement has been provided, through the remaining term of the agreement.
For arrangements in which the Company resells third-party e-learning training content to clients, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. The Company typically recognizes third-party content revenue at the gross amount invoiced to clients as (i) the Company is primarily responsible for hosting the content on our platform for the term of the agreement, (ii) the Company controls the content before access is provided to the customer, and (iii) the Company typically has discretion to establish the price charged.

Deferred Revenue
The Company records amounts that have been invoiced to its clients in accounts receivable and in either deferred revenue or revenue depending on whether the revenue recognition criteria described above have been met. Deferred revenue that will be recognized during the succeeding twelve-month period from the respective balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The decrease in the deferred revenue balance for the three months ended March 31, 2018 is primarily driven by $119.4 million of revenues recognized that were included in the deferred revenue balances as of January 1, 2018 offset by invoices billed in advance of satisfying performance obligations in accordance with contract payment terms.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2018, approximately $790.0 million of revenue is expected to be recognized from remaining performance obligations. This is substantially comprised of subscription revenue, with less than 10% attributed to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the client without any significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
Commission Payments
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. Commissions for initial contracts are deferred on the balance sheet and amortized on a straight-line basis over a period of benefit that has been determined to be six years. The Company took into consideration technology and other factors in estimating the benefit period. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations.
Impact of New Standard on Financial Statement Line Items
The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items, included in the unaudited consolidated condensed financial statements as of and for the quarter ended March 31, 2018, as if the previous accounting was in effect (in thousands).

	March 31, 2018
Condensed Consolidated Balance Sheet	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Assets
Deferred commissions, current portion	$22,830	$18,207	$41,037
Deferred commissions, non-current	34,155	(34,155)	—
Liabilities
Accrued expenses	48,256	(2,625)	45,631
Deferred revenue, current portion	287,875	6,501	294,376
Stockholders’ Equity
Accumulated deficit	(512,335)	(19,824)	(532,159)

	March 31, 2018
Condensed Consolidated Statement of Operations	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)

Revenue	$133,113	$(441)	$132,672
Operating expenses:
Sales and marketing	59,245	300	59,545
Net loss	(16,216)	(741)	(16,957)
Net loss per share, basic and diluted	(0.28)		(0.30)
Weighted average common shares outstanding, basic and diluted	57,425		57,425
The adoption of Topic 606 had no impact to net cash from or used in operating, investing or financing activities in the Company’s unaudited condensed statement of cash flows from for the quarter ended March 31, 2018.
Recent Accounting Pronouncements
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
2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(16,216)	$(16,211)
Weighted-average shares of common stock outstanding	57,425	56,642
Net loss per share – basic and diluted	$(0.28)	$(0.29)

At March 31, 2018 and 2017, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	March 31,
	2018	2017
Options to purchase common stock, restricted stock units and performance-based restricted stock units	11,629	11,324
Shares issuable pursuant to employee stock purchase plan	114	89
Convertible notes	11,825	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	28,250	20,777
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of March 31, 2018. Since the beneficial impact of the Note Hedges is anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 5 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of March 31, 2018 (in thousands):

	March 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$372,445	$—	$—	$372,445	$372,445	$—
Certificate of deposit	10,000	—	—	10,000	10,000	—
Corporate bonds	65,298	—	(350)	64,948	—	64,948
U.S. treasury securities	158,491	—	(525)	157,966	—	157,966
	$606,234	$—	$(875)	$605,359	$382,445	$222,914
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
As of March 31, 2018, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately seven months. Unrealized gains and losses on investments were not significant and the Company does not believe the unrealized losses represent other-than-temporary impairments as of March 31, 2018 and December 31, 2017. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of March 31, 2018 and December 31, 2017.

Strategic Investments
As of March 31, 2018, the Company had aggregate strategic investments of $3.0 million. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities.
These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. During the three months ended March 31, 2018, the Company did not recognize any impairment losses. During the three months ended March 31, 2017 , the Company recognized $0.6 million of impairment losses.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$382,445	$372,445	$10,000	$—	$368,859	$358,859	$10,000	$—
Corporate bonds	64,948	—	64,948	—	74,648	—	74,648	—
U.S. treasury securities	157,966	—	157,966	—	188,880	—	188,880	—
	$605,359	$372,445	$232,914	$—	$632,387	$358,859	$273,528	$—
At March 31, 2018 and December 31, 2017, cash equivalents of $372.4 million and $358.9 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills. At March 31, 2018 and December 31, 2017, cash equivalents of $10.0 million and $10.0 million, respectively, consisted of certificate of deposits with original maturity dates of three months or less.
As of March 31, 2018, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of March 31, 2018, no adjustments were made to such pricing information.
Convertible Notes
The Company’s convertible notes, including the 2018 Notes and the 2021 Notes described below, are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s convertible notes as of March 31, 2018 was $552.9 million. The fair value of the 2018 Notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy. The fair value of the 2021 Notes was estimated on the basis of quoted market prices, which, due to the lack of trading activity, are considered Level 2 in the fair value hierarchy.

5. DEBT
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

Holders of the 2018 Notes may convert their 2018 Notes at any time on or after April 1, 2018, until the close of business on the second scheduled trading day immediately preceding the maturity date. As of the date of this filing, there have not been any elected conversions.
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
2018 Notes and 2021 Notes
The net carrying amounts of the liability components of the 2018 and 2021 Notes as of March 31, 2018 and December 31, 2017 consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Principal amount	$553,000	$553,000
Unamortized debt discount	(7,680)	(10,190)
Net carrying amount before unamortized debt issuance costs	545,320	542,810
Unamortized debt issuance costs	(8,567)	(9,617)
Net carrying value	$536,753	$533,193
The effective interest rate of the liability component is 5.4% and 6.4% for the 2018 Notes and the 2021 Notes, respectively. The interest rate for the 2018 Notes was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the 2018 Notes and the 2021 Notes for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Contractual interest expense at 1.5% and 5.75% per annum	$5,261	$949
Amortization of debt issuance costs	916	326
Accretion of debt discount	2,510	2,028
Total	$8,687	$3,303

Net proceeds were approximately $245.7 million and $284.9 million from the 2018 Notes and the 2021 Notes, respectively. The Company used approximately $49.5 million of the net proceeds of the 2018 Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company’s sale of the Warrants also described below.
Note Hedges
Concurrent with the 2018 Notes that were issued in 2013, the Company entered into note hedges (the “Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $49.5 million for the Note Hedges. The Note Hedges cover approximately 4.7 million shares of the Company’s common stock at a strike price of $54.04 per share and are exercisable by the Company upon conversion of the 2018 Notes. The Note Hedges will expire upon the maturity of the 2018 Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2018 Notes in the event that the fair value per share of the Company’s common stock at the time of exercise is greater than the conversion price of the 2018 Notes.
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

6.	STOCKHOLDERS’ EQUITY
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
The following is a summary of the Company's stock repurchases as of May 4, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures
November 8, 2017 - December 31, 2017	635	$35.55	$22,599
January 1, 2018 - March 31, 2018	423	$37.84	16,024
April 1, 2018 - May 4, 2018	100	$39.44	3,988
Total	1,158	$36.74	$42,611
At March 31, 2018, $61.4 million remained available under the share repurchase program.

7. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2018 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2017	5,294	$32.99	5.3	$40,122
Granted	—	—
Exercised	(211)	24.44
Forfeited	(56)	45.81
Outstanding, March 31, 2018	5,027	$33.21	4.9	$47,595

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at March 31, 2018	4,786	$33.00	4.8	$46,840
Vested and expected to vest at March 31, 2018	5,017	33.20	4.9	47,561

(1)	Based on the Company’s closing stock price of $39.11 on March 31, 2018 and $35.33 on December 31, 2017.
Unrecognized compensation expense relating to stock options was $3.2 million at March 31, 2018, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
The Company granted restricted stock units covering 0.8 million shares of its common stock during the three months ended March 31, 2018. At March 31, 2018, there were 4.2 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $119.1 million at March 31, 2018, which is expected to be recognized as expense over the weighted-average period of 3.0 years.
Performance-Based Restricted Stock Units
The Compensation Committee designed an annual equity compensation structure to further align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon the Company meeting composite revenue and cash flow growth targets determined at the time of their grants. The total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The estimate will be made each reporting period and determined by the Company’s actual and projected revenue and cash flow performance and the compensation expense will be recognized over the vesting term of the awards.

The following table summarizes the Company’s issuances of awards under the new compensation award structure:

Grant Date	Performance Measures	Vesting Term		Performance Period	# of Shares at Target	# of Shares at Maximum	Grant Date Fair Value per share
July 2016	(a) the Company meeting certain revenue and cash flow targets through December 31, 2018 and (b) the recipient continuing to provide services to the Company through the end of June 2019	Three years		Fiscal years 2016, 2017 and 2018	166,600	499,800	$38.67
March 2017	(a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020	Three years		Fiscal years 2017, 2018 and 2019	185,270	555,810	$41.73
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the end of February 2021	Three years		Fiscal year 2020	121,764	304,410	$40.64
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through the end of February 2023	Five years	(1)	Fiscal years 2020, 2021 and 2022	411,412	1,028,530	$40.64

(1)
One-third of the total eligible shares shall vest on each of the third, fourth and fifth anniversaries of the grant date. This award is a one-time equity award intended to cover expected grant levels over a three-year period. In exchange, the Compensation Committee does not plan to grant any additional equity awards to recipients of this award until 2021.

The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $0.5 million and $3.1 million for the three months ended March 31, 2018 and 2017, respectively. There was no unrecognized compensation expense related to unvested 2016 and 2017 performance-based restricted stock unit awards at March 31, 2018. Unrecognized compensation expense related to unvested 2018 performance-based restricted stock units was $21.1 million at March 31, 2018, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted average period of 3.7 years.
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

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$1,002	$1,210
Sales and marketing	6,246	6,754
Research and development	2,308	2,102
General and administrative	4,487	5,783
Restructuring	5,436	—
Total	$19,479	$15,849
8. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The Tax Act did not result in any material tax expense during three months ended March 31, 2018.
The Company’s income tax provision was approximately $0.5 million with an effective income tax rate of (3.4)% for the three months ended March 31, 2018. The Company’s income tax provision was approximately $0.6 million with an effective income tax rate of (3.7)% for the three months ended March 31, 2017. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The income tax provision is related to domestic income, certain foreign income and withholding taxes. We do not have a material tax provision in the significant jurisdictions we operate in, such as the United States and United Kingdom, as we have historically generated losses. We have recorded a full valuation allowance against the Company’s net deferred tax assets and we do not currently anticipate recording an income tax benefit related to these deferred tax assets or current year losses. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.
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
At March 31, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the Global Intangible Low-Taxed Income (“GILTI”) provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.

9. RESTRUCTURING COSTS
In December 2017, as part of the Company’s new strategic plan to focus on recurring revenue growth and increase operating margins, the Company approved a restructuring plan to reduce the headcount of the Company’s global service delivery team, as well as the headcount of some of its sales teams, representing a total workforce reduction of approximately six percent. The restructuring is part of the Company’s renewed focus on recurring, or subscription-based, revenue growth and driving cost reductions to accelerate the growth of its operating margins and free cash flow.
During the three months ended March 31, 2018, the Company continued with strategic plan with the reduction of the professional service headcount, resulting in $7.7 million of restructuring expense which was recorded in “Restructuring” in the accompanying Consolidated Statements of Operations. The restructuring expense consisted primarily of stock-based compensation expense of $5.4 million and $2.3 million of payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations. The stock-based compensation expense relates to accelerated vesting for impacted employees. As of March 31, 2018, the Company incurred an aggregate total of $9.2 million of restructuring expense since the December 2017, which consisted primarily of stock-based compensation expense of $5.5 million and $3.7 million of payroll related costs.
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
11. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended March 31, 2018 and 2017, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $0.8 million, respectively.
12. SUBSEQUENT EVENTS
The Compensation Committee granted performance-based restricted stock units during April 2018. Achievement of the probable target level would result in the issuance of 57,144 shares of the Company’s common stock upon the vesting of the restricted stock units and achievement of the maximum target would result in the issuance of 142,860 shares of the Company’s common stock upon the vesting of the restricted stock units. The performance-based restricted stock units will generally vest over five years.
During April and May 2018, the Compensation Committee granted restricted stock units covering an aggregate of 400,626 shares of the Company’s common stock which generally vest annually over four years.

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
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 36.0 million users across 3,280 clients in 192 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.
Following a strategic review process undertaken by our board of directors during 2017, the board determined that the optimal way to maximize shareholder value is to execute a plan to transform our operations and support that plan with a capital infusion and new strategic partnerships. As a result, we entered into an agreement with Silver Lake, one of the world's leading technology private equity investors, and LinkedIn, under which Silver Lake and LinkedIn invested $300.0 million in Cornerstone in the form of convertible senior notes. In November 2017, we announced our strategic plan with the objective of better positioning us for long-term growth and increasing shareholder value. Our plan is to (i) sharpen our focus on recurring revenue growth; (ii) drive operating margin and free cash flow improvement; (iii) develop new recurring revenue streams, including e-learning content subscriptions; (iv) bolster our leadership team; and (v) strengthen our governance to help us best execute on this strategic transformation.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once access to the enhanced features is made available to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $133.1 million for the three months ended March 31, 2018, respectively, from $111.6 million for the three months ended March 31, 2017, respectively.
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

•
Constant currency results. We present constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. Due to our legal and operating structure, our international revenues are favorably impacted as the U.S. Dollar weakens relative to the British pound and Euro, and unfavorably impacted as the U.S. Dollar strengthens relative to the British pound and Euro. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results. To present this information, current period results for entities reporting in British pounds and Euros are translated into U.S. Dollars at the prior period exchange rates as opposed to the actual exchange rates in effect for the current period. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

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

•
Subscriptions to Our Products and Other Offerings on a Recurring Basis. Clients pay subscription fees for access to our enterprise human capital management platform, other products and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the client. Subscription agreements are typically three years, billed annually in advance, and non-cancelable.

•
Professional Services and Other. We offer our clients and implementation partners assistance in implementing our products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are generally billed upfront on a fixed fee basis and to a lesser degree on a time-and-material basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. We generally recognize revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time-and-materials are incurred.

Our client agreements generally include both subscription to access our products and related professional services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our products; personnel and related expenses, including stock-based compensation, for network infrastructure, IT support, delivery of contracted professional services and on-going client support; payments to external service providers contracted to perform implementation services; depreciation of data centers; amortization of capitalized software costs; amortization of developed technology and software license rights; content and licensing fees; and referral fees. In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing professional services are significantly higher, as a percentage of revenue, than the costs associated with providing access to our products due to the labor costs to provide the consulting services. We expect gross margin to increase over time as we optimize the efficiency of our operations, continue to scale our business and deemphasize the sale of professional services.
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

•
Restructuring. Restructuring consists of stock-based compensation, payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations.

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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 27, 2018.
For information regarding recent changes to our critical accounting policies, refer to Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results. The adoption of ASC 606 had an inconsequential impact on the comparability of our financial results for the periods ended March 31, 2018 and 2017.

	Three Months Ended March 31,
	2018 *	2017
Revenue	$133,113	$111,582
Cost of revenue	37,020	33,949
Gross profit	96,093	77,633
Operating expenses:
Sales and marketing	59,245	56,894
Research and development	15,984	13,411
General and administrative	21,985	20,476
Restructuring	7,725	—
Total operating expenses	104,939	90,781
Loss from operations	(8,846)	(13,148)
Other income (expense):
Interest income	1,819	613
Interest expense	(8,700)	(3,302)
Other, net	44	197
Other income (expense), net	(6,837)	(2,492)
Loss before income tax provision	(15,683)	(15,640)
Income tax provision	(533)	(571)
Net loss	$(16,216)	$(16,211)
The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2018 *	2017
Revenue	100.0%	100.0%
Cost of revenue	27.8%	30.4%
Gross profit	72.2%	69.6%
Operating expenses:
Sales and marketing	44.5%	51.0%
Research and development	12.0%	12.0%
General and administrative	16.5%	18.4%
Restructuring	5.8%	—%
Total operating expenses	78.8%	81.4%
Loss from operations	(6.6)%	(11.8)%
Other income (expense):
Interest income	1.4%	0.5%
Interest expense	(6.5)%	(3.0)%
Other, net	—%	0.2%
Loss before income tax provision	(11.8)%	(14.0)%
Income tax provision	(0.4)%	(0.5)%
Net loss	(12.2)%	(14.5)%

*See Note 1 for summary of adjustments.

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended March 31,
	2018	2017
Revenue (in thousands)	$133,113	$111,582
Subscription revenue (in thousands)	$113,134	$92,932
Unlevered free cash flow (in thousands)	$(10,178)	$(13,791)
Number of clients	3,280	2,998
Number of users (in millions)	36.0	31.0

Revenue increased by $21.5 million, or 19%, for the three months ended March 31, 2018 as compared to the same period in 2017. Revenue growth on a constant currency basis was 15.1% for the three months ended March 31, 2018 as compared to the same period in 2017. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the success of our focus on recurring revenue and reducing our professional services business, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.
The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Subscription revenue	$113,134	$92,932
Percentage of subscription revenue to total revenue	85.0%	83.3%
Professional services revenue	$19,979	$18,650
Percentage of professional services to total revenue	15.0%	16.7%
	$133,113	$111,582
Subscription revenue increased by $20.2 million, or 22%, for the three months ended March 31, 2018 as compared to the same period in 2017. Subscription revenue growth on a constant currency basis was 17.8% for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was attributable to new business, which includes new clients, upsells and renewals from existing clients. Professional services revenue increased by $1.3 million, or 7% for the three months ended March 31, 2018 as compared to the same period in 2017. The lower level of growth of professional services revenue is attributed to the continued execution of the strategic initiative announced in the fourth quarter of 2017, which is to sharpen our focus on recurring revenue growth and migrate much of our implementation services to our global partners.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2018	2017
Revenue for United States	$82,747	$74,800
Percentage of total revenue for United States	62.2%	67.0%
Revenue for all other countries	$50,366	$36,782
Percentage of total revenue for all other countries	37.8%	33.0%
	$133,113	$111,582

Unlevered free cash flow for the three months ended March 31, 2018 was $(10.2) million, resulting in an unlevered cash flow margin of (7.6)%, as compared to unlevered free cash flow of $(13.8) million and unlevered cash flow margin of (12.4)% for the same period in 2017. We define unlevered free cash flow, a non-GAAP financial measure, as net cash provided by operating activities minus capital expenditures and capitalized software costs plus cash paid for interest. We present this metric because it is a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet.
Our number of clients grew 9% at March 31, 2018 compared to March 31, 2017 and our number of users increased 16% at March 31, 2018 compared to March 31, 2017.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Cost of revenue	$37,020	$33,949
Gross profit	$96,093	$77,633
Gross margin	72.2%	69.6%
Cost of revenue increased $3.1 million, or 9% for the three months ended March 31, 2018 as compared to the same period in 2017. The increase in cost of revenue was primarily due to $2.6 million in increased third-party implementation costs. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carry a higher gross margin. Aside from the improvement in gross margin from the higher mix of subscription revenue, we expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Sales and Marketing

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Sales and marketing	$59,245	$56,894
Percent of revenue	44.5%	51.0%
Sales and marketing expenses increased $2.4 million, or 4% for the three months ended March 31, 2018 as compared to the same period in 2017. As a percentage of revenue, sales and marketing expense decreased, primarily resulting from a combination of increased cost efficiency and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. We expect over time sales and marketing expense, as a percentage of revenue, to continue to decrease as we gain efficiency throughout the various sales teams.

Research and Development

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
Research and development	$15,984	$13,411
Percent of revenue	12.0%	12.0%
Research and development expenses increased by $2.6 million, or 19%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $3.1 million.
We continue to develop and release new products and new features within existing products and as a result, we expect research and development expense to increase proportionately with revenue.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.2 million and $6.0 million of software development costs and amortized $5.3 million and $3.9 million in the three months ended March 31, 2018 and 2017, respectively.
General and Administrative

	Three Months Ended March 31,
	2018	2017
	(dollars in thousands)
General and administrative	$21,985	$20,476
Percent of revenue	16.5%	18.4%
General and administrative expenses increased by $1.5 million, or 7%, for the three months ended March 31, 2018 as compared to the same period in 2017. The increase was largely driven by higher costs to support our growing business and incremental spend to support our operational excellence initiatives, which we expect to result in future margin improvements.
We expect over time our general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue.
Restructuring

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Restructuring	$7,725	$—
Percent of revenue	5.8%	—%
Restructuring expenses of $7.7 million were recorded in the three months ended March 31, 2018, which consisted primarily of payroll-related costs, such as stock compensation, severance, outplacement costs and continuing healthcare coverage, associated with employee terminations. As of March 31, 2018, the Company incurred an aggregate total of $9.2 million of restructuring expense since the December 2017, which consisted primarily of stock-based compensation expense of $5.5 million and $3.8 million of payroll related costs.

Other Income (Expense)

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Interest income	$1,819	$613
Interest expense	(8,700)	(3,302)
Other, net	44	197
Total	$(6,837)	$(2,492)
Interest income for the three months ended March 31, 2018 increased $1.2 million due to the increase in interest income earned on the increased cash balance in the money market account.
Interest expense for the three months ended March 31, 2018 increased by $5.4 million, due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three months ended March 31, 2018 and 2017, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Income tax provision	$(533)	$(571)
For the three and three months ended March 31, 2018, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At March 31, 2018, our principal sources of liquidity were $413.3 million of cash and cash equivalents, investments in marketable securities of $222.9 million and $114.0 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “2018 Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The 2018 Notes mature on July 1, 2018, unless earlier converted. As of the date of this filing, there have not been any elected conversions.
In December 2017, we issued $300.0 million principal amount of 5.75% senior convertible notes due July 1, 2021 (the “2021 Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake and LinkedIn. Holders of the 2021 Notes may convert their 2021 Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date.
We intend to use our cash for general corporate purposes, including the payment of 2018 Notes when due, potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and the continuing market acceptance of our products. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2018	2017
Net cash used by operating activities	$(4,580)	$(7,235)
Net cash provided by (used in) investing activities	32,079	(20,248)
Net cash (used in) provided by financing activities	(8,087)	3,473
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash used by operating activities was $4.6 million for the three months ended March 31, 2018 compared to $7.2 million for the three months ended March 31, 2017. The increase in operating cash flow was primarily due to working capital changes in 2018 when compared to 2017.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash provided by investing activities was $32.1 million for the three months ended March 31, 2018, compared to cash used in investing activities of $20.2 million for the three months ended March 31, 2017. The increase in cash provided by investing activities was primarily due to the decrease in purchases of investments.
Cash used in financing activities was $8.1 million for the three months ended March 31, 2018, compared to cash provided by financing activities of $3.5 million for the three months ended March 31, 2017. The decrease in financing cash flows was primarily due to the repurchases of common stock.
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
The following is a summary of our stock repurchases as of May 4, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures
November 8, 2017 - December 31, 2017	635	35.55	22,599
January 1, 2018 - March 31, 2018	423	37.84	16,024
April 1, 2018 - May 4, 2018	100	39.44	3,988
Total	1,158	36.74	42,611
At March 31, 2018, $61.4 million remained available under the share repurchase program.
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2018.

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
Interest Rate Risk
At March 31, 2018, we had cash and cash equivalents of $413.3 million and investments of $225.9 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.4 million reduction on the fair market value of our portfolio as of March 31, 2018. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. Dollar, primarily Euros and British Pounds. To a lesser extent, we also have revenue denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Hong Kong Dollars, Indian Rupees, Japanese Yen, Mexican Pesos, New Zealand Dollars, Singapore Dollars, South African Rand, Swedish Krona, Swiss Franc and other foreign currencies, and operating expenses denominated in Australian Dollars, Brazilian Reals, Canadian Dollars, Chinese Yuan, Hong Kong Dollars, Indian Rupees, Israeli Shekels, Japanese Yen, Mexican Pesos, New Zealand Dollars, Singapore Dollars and Swedish Krona. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue and operating expenses denominated in currencies other than the U.S. Dollar primarily flow through subsidiaries with functional currencies of the British Pound and Euro. Our other income (expense) is also impacted by the remeasurement of U.S. Dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2018, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $8.1 million.

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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers and partners when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	our ability to successfully integrate our operations with those of acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021 and 2018;

•	business disruptions, costs and future events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to Brexit;

•	general economic, industry and market conditions; and

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
Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our clients to litigation, regulatory investigations and penalties and other potential liabilities.
Our human capital management platform enables our clients to collect, manage and store a wide range of data, including personal data, related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed laws governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the European Union, (the “EU”), its member states, Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our clients, but also directly on us. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance and the cost and complexity of selling and delivering our solutions. For example, the EU’s General Data Protection Regulation (“GDPR”), which takes effect on May 25, 2018, imposes new obligations on our clients and directly on us as both a data controller of our own employees’ data and a data processor of our clients’ data. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover. These and other requirements could reduce demand for our services, require us to take on more onerous obligations in our contracts, restrict our ability to store, transfer and process data or, in some cases, impact our ability to offer our services in certain locations or our customers' ability to deploy our solutions globally.
In addition, the mechanisms allowing companies to transfer personal data outside of the European Economic Area (“EEA”) face ongoing legal challenges in the EU and threaten our ability to lawfully process personal data where we operate outside of the EEA. One of these challenges has been brought against the EU-US Privacy Shield Framework, which we rely on for transfers of personal data from the EEA to the United States. We also rely on the European Commission’s recognition of Israel and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from the EEA to those countries. Finally, we rely on the European Commission’s Standard Contractual Clauses for transfers of personal data from the EEA to India, where we also maintain a significant support center. Loss of our ability to lawfully transfer personal data out of the EEA to these or any other jurisdictions may cause reluctance or refusal by current or prospective European clients to use our products. Further, the United Kingdom’s vote in favor of exiting the EU (often referred to as “Brexit”) has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated after Brexit. We maintain a data center in the United Kingdom where EU residents’ personal data is processed, and it is unclear whether this processing will comply with European data protection law after Brexit. We are in the process of building data centers in other EU locations that we anticipate will be functional in 2018, but delays in completing the data centers or impediments to beginning operations may harm our customer retention and sales in Europe. Notwithstanding our investment in EU data centers, they may not resolve all concerns that

European companies have about working with U.S. companies in the current legal climate. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency.
The costs of compliance with, and other burdens imposed by, privacy and data security laws and regulations may limit the use and adoption of our services, lead to negative publicity, reduce overall demand for our services, make it more difficult to meet expectations of or commitments to customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our solutions.
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certifications and other standards established by third parties, such as ISO27001. If we are unable to earn and maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
Furthermore, concerns regarding data privacy and security may cause our customers’ customers to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
Any of these matters could materially adversely affect our business, financial condition or operational results.
Mergers of or other strategic transactions by our competitors could weaken our competitive position or reduce our revenue.
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in October 2014, Skillsoft Corp. acquired SumTotal Systems, Inc., and in May 2017, Saba Software, Inc. acquired Halogen Software, Inc. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has decreased from 1,859 employees on March 31, 2017 to 1,829 employees on March 31, 2018. In addition, we have several international offices, including in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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

We conduct our business in the Americas, Europe, and Asia Pacific. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. Dollar denominated intercompany loans with us. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties relating to Brexit, may hinder our ability to predict our future results and earnings and materially impact our business, financial condition and operating results. Due to our legal structure, any fluctuations in the exchange rates of the British Pound may be particularly impactful. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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
Our human capital management platform involves the storage and transmission of clients’ sensitive, proprietary and confidential information, including personal information, over the Internet (including public networks). Our security measures may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data or our IT systems.
Such breaches and other incidents can result in a risk of unauthorized, unlawful or inappropriate access to, denial of access to, disclosure of, or loss of our customers’ or our sensitive, proprietary and confidential information, as well as damage to our IT systems and our ability to make required reporting and disclosures as a public company. An actual or perceived security breach or similar incident could adversely affect our operating results and financial condition due to loss of confidence in the security of our products, damage to our reputation, early termination of contracts, decline in sales, disruption to our operations, litigation, regulatory investigations and penalties, or other liabilities.
In particular, federal, state and foreign governments continue to adopt new, or modify existing, laws requiring companies and their service providers to maintain certain security measures or to report data breaches to government authorities or affected individuals. In turn, customers’ expectations for the security measures we implement have increased. If we experience security breaches that could have been prevented by measures required by these laws or our customer contracts, or fail to report security breaches within timeframes mandated by law or our customer contracts, we could face significant liability.
Techniques to compromise IT systems have become more complex over time and are often not identified until they are exploited. As a result, we may be unable to anticipate or prevent such techniques. Our products operate in conjunction with and are dependent on a broad range of products, components and third party services, and a vulnerability in any of them can expose us to a security breach. In addition, our customers and their third party service providers may not have adequate security measures in place to protect their data that is stored in our platform, and because we do not control our customers or their service providers, we cannot prevent vulnerabilities in their security measures from being exploited.
Our efforts to detect, prevent and remediate known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct and indirect costs.
Finally, if a high profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
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
In December 2017, we announced that we were implementing a restructuring plan to reduce the headcount of our global service delivery team, as well as the headcount of some of our sales teams, representing a workforce reduction of approximately six percent. In connection with this action, we incurred approximately $7.7 million of expenditures in the quarter ended March 31, 2018. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy.
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
We currently have international offices in several countries, and we may expand our international operations into other countries in the future. International operations involve a variety of risks that may decrease demand for, or restrict our ability to sell or provide, our products, including:

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
We have incurred losses since our inception. We experienced net losses of $16.2 million, $61.3 million, $66.8 million and $85.5 million for the three months ended March 31, 2018, and years ended December 31, 2017, 2016 and 2015, respectively. At March 31, 2018, our accumulated deficit was $512.3 million and total stockholders’ equity was $32.4 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
For example, in May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes nearly all existing revenue recognition guidance under GAAP. We adopted Topic 606 on the effective date of January 1, 2018, using the modified retrospective transition method, and plan to implement changes to our accounting, internal controls and disclosures to support the new standard. Under this guidance, revenue is recognized when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods and services. The guidance is expected to impact the timing and recognition of costs to obtain contracts with customers, such as commissions, and may result in variability in our revenue recognition from period to period that may cause unexpected variability in our operating results. Any difficulties in implementing this new standard could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline, harm investors’ confidence in us, and adversely affect our stock price.

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
At March 31, 2018, we had $413.3 million in cash and cash equivalents and $222.9 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.
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

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;

•	speculation in the press or investment community;

•	the size of our public float;

•	natural disasters or terrorist acts;

•	data breach;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	global economic, legal and regulatory factors unrelated to our performance.
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
In November 2017, our board of directors authorized a $100.0 million share repurchase program. Although our board of directors has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
Conversion of our convertible notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.
The conversion of some or all of our convertible notes due 2021 and the conversion of all or some of our convertible notes due 2018, to the extent we deliver shares upon conversion of the 2018 notes, will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
10.1*	Employment Agreement between the Registrant and Adrianna Burrows, dated February 13, 2018.
10.2*	Transition Agreement between the Registrant and David J. Carter, dated as of February 27, 2018.	10-K	001-35098	10.2	February 27, 2018
10.3*	Transition Agreement between the Registrant and Kirsten Helvey, dated as of February 27, 2018.	10-K	001-35098	10.3	February 27, 2018
10.4*	Investment Agreement, dated as of November 8, 2017, by and between, inter alia, the Registrant and Silver Lake Credit Partners, L.P., as amended	10-K	001-35098	10.4	February 27, 2018
10.5*	Description of 2018 Executive Bonus Plan	8-K	001-35098	n/a	February 27, 2018
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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
Date: May 8, 2018