Form 10-Q
period 2018-06-30
Cornerstone OnDemand Inc
filed 2018-08-07
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of August 3, 2018
Common Stock	58,766,054

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2018 *	December 31, 2017
Assets
Cash and cash equivalents	$450,931	$393,576
Short-term investments	191,301	169,551
Accounts receivable, net	110,432	154,428
Deferred commissions, current portion	20,755	42,806
Prepaid expenses and other current assets	38,606	21,754
Total current assets	812,025	782,115
Capitalized software development costs, net	41,504	37,431
Property and equipment, net	25,875	20,817
Deferred commissions, net of current portion	37,305	—
Long-term investments	2,488	96,949
Goodwill	25,894	25,894
Other assets, net	3,972	3,984
Total Assets	$949,063	$967,190
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$9,660	$17,637
Accrued expenses	58,340	57,528
Deferred revenue, current portion	277,664	311,997
Convertible notes, net	253,000	248,025
Other liabilities	5,467	9,051
Total current liabilities	604,131	644,238
Convertible notes, net	286,961	285,168
Other liabilities, non-current	1,642	1,498
Deferred revenue, net of current portion	12,157	14,166
Total liabilities	904,891	945,070
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 58,244 and 57,512 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	568,231	536,951
Accumulated deficit	(524,342)	(515,054)
Accumulated other comprehensive income	277	217
Total stockholders’ equity	44,172	22,120
Total Liabilities and Stockholders’ Equity	$949,063	$967,190

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 *	2017	2018 *	2017
Revenue	$132,517	$116,651	$265,630	$228,233
Cost of revenue	36,365	35,321	73,385	69,270
Gross profit	96,152	81,330	192,245	158,963
Operating expenses:
Sales and marketing	59,821	62,073	119,066	118,967
Research and development	16,325	14,684	32,309	28,095
General and administrative	22,101	23,141	44,086	43,617
Restructuring	1,000	—	8,725	—
Total operating expenses	99,247	99,898	204,186	190,679
Loss from operations	(3,095)	(18,568)	(11,941)	(31,716)
Other income (expense):
Interest income	2,665	659	4,484	1,272
Interest expense	(8,791)	(3,340)	(17,491)	(6,642)
Other, net	(2,250)	348	(2,206)	545
Other income (expense), net	(8,376)	(2,333)	(15,213)	(4,825)
Loss before income tax provision	(11,471)	(20,901)	(27,154)	(36,541)
Income tax provision	(536)	(364)	(1,069)	(935)
Net loss	$(12,007)	$(21,265)	$(28,223)	$(37,476)
Net loss per share, basic and diluted	$(0.21)	$(0.37)	$(0.49)	$(0.66)
Weighted average common shares outstanding, basic and diluted	57,844	56,935	57,635	56,789

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018 *	2017	2018 *	2017
Net loss	$(12,007)	$(21,265)	$(28,223)	$(37,476)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2,113	(1,876)	3	(2,050)
Net change in unrealized gains (losses) on investments	282	19	57	(68)
Other comprehensive income (loss), net of tax	2,395	(1,857)	60	(2,118)
Total comprehensive loss	$(9,612)	$(23,122)	$(28,163)	$(39,594)

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2018 *	2017
Cash flows from operating activities:
Net loss	$(28,223)	$(37,476)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,219	17,978
Accretion of debt discount and amortization of debt issuance costs	6,922	4,736
Purchased investment premium, net of amortization	(187)	407
Net foreign currency gain	(1,685)	(1,145)
Stock-based compensation expense	35,511	33,447
Changes in operating assets and liabilities:
Accounts receivable	43,095	19,371
Deferred commissions	(2,740)	2,009
Prepaid expenses and other assets	(16,823)	(4,220)
Accounts payable	(7,855)	(10,687)
Accrued expenses	(1,366)	(7,430)
Deferred revenue	(27,883)	(24,033)
Other liabilities	(2,337)	1,432
Net cash provided by (used in) operating activities	12,648	(5,611)
Cash flows from investing activities:
Purchases of investments	484	(86,481)
Maturities of investments	72,689	123,322
Capital expenditures	(7,627)	(3,740)
Capitalized software costs	(12,302)	(11,362)
Net cash provided by investing activities	53,244	21,739
Cash flows from financing activities:
Payments of debt issuance costs	(152)	—
Proceeds from employee stock plans	30,047	6,311
Repurchases of common stock	(38,608)	—
Net cash (used in) provided by financing activities	(8,713)	6,311
Effect of exchange rate changes on cash and cash equivalents	176	1,263
Net increase in cash and cash equivalents	57,355	23,702
Cash and cash equivalents at beginning of period	393,576	83,300
Cash and cash equivalents at end of period	$450,931	$107,002
Supplemental cash flow information:
Cash paid for interest	$5,003	$1,898
Cash paid for income taxes	874	988
Proceeds from employee stock plans received in advance of stock issuance	499	508
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$1,824
Capitalized assets financed by accounts payable and accrued expenses	3,577	2,631
Capitalized stock-based compensation	2,450	2,471

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
The Company works with clients across all geographies, verticals and market segments. Its Recruiting, Learning, Performance and HR Administration suites help with sourcing, recruiting and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting, reviews, competency management and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the platform for talent mobility, engagement and development so that HR and leadership can focus on strategic initiatives to help their organization succeed.
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with (i) accounting standards generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, for any other interim period or for any other future year.
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

The adoption had no impact to net cash provided by or used in operating, investing or financing activities in the Company’s Condensed Consolidated Statements of Cash Flows.
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
Revenue Recognition
Effective January 1, 2018, the Company adopted the guidance under Topic 606.
The Company derives its revenue from the following sources:
Subscriptions to the Company’s products and other offerings on a recurring basis
Clients pay subscription fees for access to the Company’s enterprise human capital management platform, other products and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. The Company generally recognizes revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the client. Subscription agreements are typically three years, billed annually in advance, and non-cancelable, with payment due within 30 days of the invoice date.

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

4)	Allocation of the transaction price to the performance obligations in the contract

5)	Recognition of revenue as we satisfy a performance obligation
The Company identifies enforceable contracts with a customer when the agreement is signed. The Company accounts for individual performance obligations separately if they are distinct. The transaction price is generally based on fixed fees stated in the contract. The Company excludes from the transaction price any amounts relating to taxes from product sales which are collected from customers and remitted to governmental authorities. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company is not able to directly observe a standalone selling price for its performance obligations, as the performance obligations are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s products. Accordingly, total contract values are allocated to subscriptions to the products and professional services based on the standalone selling price (“SSP”). The determination of SSP requires the Company to make significant estimates and judgments. The Company considers numerous factors, including the nature and complexity of the performance obligations themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The Company updates its estimates of SSP on an ongoing basis through internal periodic reviews and as events or circumstances may require. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer. The Company satisfies performance obligations over time.
In a limited number of cases, the client’s intended use of a product requires contractually specified enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as a combined single performance obligation on a straight-line basis from the point at which access to the enhanced product(s) have been provided, through the remaining term of the agreement. In other cases where the enhancement is not contractually specified by the customer for its initial use and revenue is recognized separately for the enhancement and the product as a second distinct performance obligation. In such cases where a second performance obligation exists, the enhancement revenue is recognized based on a SSP allocation on a straight-line basis once access to the enhancement has been provided, through the remaining term of the agreement.
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

Deferred Revenue
The Company records amounts that have been invoiced to its clients in accounts receivable and in either deferred revenue or revenue depending on whether the revenue recognition criteria described above have been met. Deferred revenue that will be recognized during the succeeding twelve-month period from the respective balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The decrease in the deferred revenue balance for the six months ended June 30, 2018 is primarily driven by $213.8 million of revenue recognized that were included in the deferred revenue balances as of January 1, 2018 offset by invoices billed in advance of satisfying performance obligations in accordance with contract payment terms.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2018, approximately $819.0 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 10% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the client without any significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
Commission Payments
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. Commissions for initial contracts are deferred on the balance sheet and amortized on a straight-line basis over a period of benefit that has been determined to be six years. The Company took into consideration technology and other factors in estimating the benefit period. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. For the three and six months ended June 30, 2018, the amount of amortization expense was $8.2 million and $17.8 million, respectively, and there was no impairment loss in relation to the costs capitalized.
Impact of New Standard on Financial Statement Line Items
The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items, included in the unaudited consolidated condensed financial statements as of and for the quarter ended June 30, 2018, as if the previous accounting was in effect (in thousands).

	June 30, 2018
Condensed Consolidated Balance Sheet	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Assets
Deferred commissions, current portion	$20,755	$20,239	$40,994
Deferred commissions, non-current	37,305	(37,305)	—
Liabilities
Accrued expenses	58,340	(2,280)	56,060
Deferred revenue, current portion	277,664	6,025	283,689
Stockholders’ Equity
Accumulated deficit	(524,342)	(20,811)	(545,153)

	Three Months Ended			Six Months Ended
	June 30, 2018			June 30, 2018
Condensed Consolidated Statement of Operations	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)

Revenue	$132,517	$476	$132,993	$265,630	$35	$265,665
Operating expenses:
Sales and marketing	59,821	(200)	59,621	119,066	100	119,166
Net loss	(12,007)	676	(11,331)	(28,223)	(65)	(28,288)
Net loss per share, basic and diluted	(0.21)		(0.20)	(0.49)		(0.49)
Weighted average common shares outstanding, basic and diluted	57,844		57,844	57,635		57,635
The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing or financing activities in the Company’s unaudited condensed statement of cash flows for the six months ended June 30, 2018.
Recent Accounting Pronouncements
In February 2016, the FASB issued a new ASU, which amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2019. Upon adoption, the Company expects to recognize additional assets and related lease liabilities on the consolidated balance sheets. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.
In June 2018, the FASB issued a new ASU, which aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company early adopted this ASU in the second quarter of 2018, and the adoption did not have a material impact on its financial statements.

2. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net loss	$(12,007)	$(21,265)	$(28,223)	$(37,476)
Weighted-average shares of common stock outstanding	57,844	56,935	57,635	56,789
Net loss per share – basic and diluted	$(0.21)	$(0.37)	$(0.49)	$(0.66)

At June 30, 2018 and 2017, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	June 30,
	2018	2017
Options to purchase common stock, restricted stock units and performance-based restricted stock units	11,222	11,274
Shares issuable pursuant to employee stock purchase plan	93	101
Convertible notes	11,825	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	27,822	20,739
Under the treasury stock method, the convertible notes and common stock warrants will have a dilutive impact on net earnings per share when the average stock price for the period exceeds the respective conversion prices and the Company has net income. The Company also entered into note hedge transactions (“Note Hedges”) in connection with the convertible notes with respect to its common stock to minimize the impact of potential economic dilution upon conversion of the convertible notes. The Note Hedges were outstanding as of June 30, 2018. Since the beneficial impact of the Note Hedges is anti-dilutive, they are excluded from the calculation of diluted net income (loss) per share. See Note 5 of the Notes to Condensed Consolidated Financial Statements.
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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of June 30, 2018 (in thousands):

	June 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$415,849	$—	$—	$415,849	$415,849	$—
Certificate of deposit	10,000	—	—	10,000	10,000	—
Corporate bonds	57,219	—	(226)	56,993	—	56,993
U.S. treasury securities	134,676	—	(368)	134,308	—	134,308
	$617,744	$—	$(594)	$617,150	$425,849	$191,301
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
As of June 30, 2018, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately five months. Unrealized gains and losses on investments were not significant and the Company does not believe the unrealized losses represent other-than-temporary impairments as of June 30, 2018 and December 31, 2017. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of June 30, 2018 and December 31, 2017.

Strategic Investments
As of June 30, 2018, the Company had aggregate strategic investments of $2.5 million. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities.
During the three months ended June 30, 2018, the Company sold $0.5 million of its strategic investments at approximately their carrying value.
These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Other than the impairment loss of $0.6 million during the six months ended June 30, 2017, there have not been any other impairment losses recorded.
4. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$425,849	$415,849	$10,000	$—	$368,859	$358,859	$10,000	$—
Corporate bonds	56,993	—	56,993	—	74,648	—	74,648	—
U.S. treasury securities	134,308	—	134,308	—	188,880	—	188,880	—
	$617,150	$415,849	$201,301	$—	$632,387	$358,859	$273,528	$—
At June 30, 2018 and December 31, 2017, cash equivalents of $415.8 million and $358.9 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills. At June 30, 2018 and December 31, 2017, cash equivalents of $10.0 million and $10.0 million, respectively, consisted of certificate of deposits with original maturity dates of three months or less.
As of June 30, 2018, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of June 30, 2018, no adjustments were made to such pricing information.
Convertible Notes
The Company’s convertible notes, including the 2018 Notes and the 2021 Notes described below, are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s convertible notes as of June 30, 2018 was $552.8 million. The fair value of the 2018 Notes was estimated on the basis of quoted market prices, which, due to limited trading activity, are considered Level 2 in the fair value hierarchy. The fair value of the 2021 Notes was estimated on the basis of quoted market prices, which, due to the lack of trading activity, are considered Level 2 in the fair value hierarchy.

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
On July 1, 2018, the 2018 Notes matured and the $253.0 million in principal amount due, were repaid on July 2, 2018, and are no longer outstanding.

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
The 2021 Notes were issued at a two percent discount and accounted for as debt upon issuance. The Company recorded $300.0 million of debt and $6.0 million for the debt discount. The debt discount is accreted to interest expense over the term of the 2021 Notes using the interest method.
The Company incurred debt issuance costs of $9.2 million that were deferred and will be amortized to interest expense over the term of the 2021 Notes.
2018 Notes and 2021 Notes
The net carrying amounts of the liability components of the 2018 and 2021 Notes as of June 30, 2018 and December 31, 2017 consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Principal amount	$553,000	$553,000
Unamortized debt discount	(5,138)	(10,190)
Net carrying amount before unamortized debt issuance costs	547,862	542,810
Unamortized debt issuance costs	(7,901)	(9,617)
Net carrying value	$539,961	$533,193
The effective interest rate of the liability component is 5.4% and 6.4% for the 2018 Notes and the 2021 Notes, respectively. The interest rate for the 2018 Notes was based on the interest rates of similar liabilities at the time of issuance that did not have associated convertible features.
The following table presents the interest expense recognized related to the 2018 Notes and the 2021 Notes for the three and six months ended months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Contractual interest expense at 1.5% and 5.75% per annum	$5,261	$949	$10,522	$1,898
Amortization of debt issuance costs	954	330	1,870	656
Accretion of debt discount	2,542	2,053	5,052	4,081
Total	$8,757	$3,332	$17,444	$6,635

Net proceeds were approximately $245.7 million and $284.9 million from the 2018 Notes and the 2021 Notes, respectively. The Company used approximately $49.5 million of the net proceeds from the 2018 Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company’s sale of the Warrants also described below.
Note Hedges
Concurrent with the 2018 Notes that were issued in 2013, the Company entered into note hedges (the “Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $49.5 million for the Note Hedges. The Note Hedges cover approximately 4.7 million shares of the Company’s common stock at a strike price of $54.04 per share and are exercisable by the Company upon conversion of the 2018 Notes. The Note Hedges are intended to reduce the potential economic dilution upon conversion of the 2018 Notes in the event that the fair value per share of the Company’s common stock at the time of exercise is greater than the conversion price of the 2018 Notes. On July 1, 2018, the Note Hedges expired upon the maturity of the 2018 Notes.
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
The following is a summary of the Company's stock repurchases as of August 3, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures	Amount Remaining Under Program
November 8, 2017 - December 31, 2017	635	$35.55	$22,599
January 1, 2018 - March 31, 2018	423	$37.84	16,024
April 1, 2018 - June 30, 2018	444	$46.66	20,718
Subtotal	1,502	$39.48	$59,341	$40,659

July 1, 2018 - August 3, 2018	43	$47.15	2,010
Total	1,545	$39.69	$61,351	$38,649

7. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2018 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2017	5,432	$32.73	5.3	$42,282
Granted	—	—
Exercised	(833)	32.40
Forfeited	(96)	43.04
Outstanding, June 30, 2018	4,503	$32.57	4.6	$70,860

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at June 30, 2018	4,369	$32.47	4.5	$69,294
Vested and expected to vest at June 30, 2018	4,498	32.56	4.6	70,792

(1)	Based on the Company’s closing stock price of $47.43 on June 30, 2018 and $35.33 on December 31, 2017.
Unrecognized compensation expense relating to stock options was $1.6 million at June 30, 2018, which is expected to be recognized over a weighted-average period of 1.0 years.

Restricted Stock Units
The Company granted restricted stock units covering 1.4 million shares of its common stock during the six months ended June 30, 2018. At June 30, 2018, there were 4.2 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $122.7 million at June 30, 2018, which is expected to be recognized as expense over the weighted-average period of 3.0 years.
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

The following table summarizes the Company’s issuances of awards under the new compensation award structure:

Grant Date	Performance Measures	Vesting Term		Performance Period	# of Shares at Target	# of Shares at Maximum	Grant Date Fair Value per share
July 2016	(a) the Company meeting certain revenue and cash flow targets through December 31, 2018 and (b) the recipient continuing to provide services to the Company through the end of June 2019	Three years		Fiscal years 2016, 2017 and 2018	166,600	499,800	$38.67
March 2017	(a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020	Three years		Fiscal years 2017, 2018 and 2019	185,270	555,810	$41.73
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the end of February 2021	Three years		Fiscal year 2020	121,764	304,410	$40.64
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through the end of February 2023	Five years	(1)	Fiscal years 2020, 2021 and 2022	411,412	1,028,530	$40.64
April 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the end of February 2021	Three years		Fiscal year 2020	3,572	8,930	$39.54
April 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through the end of February 2023	Five years	(1)	Fiscal years 2020, 2021 and 2022	53,572	133,930	$39.54

(1)
One-third of the total eligible shares shall vest on each of the third, fourth and fifth anniversaries of the grant date. This award is a one-time equity award intended to cover expected grant levels over a three-year period. In exchange, the Compensation Committee does not plan to grant any additional equity awards to recipients of this award until 2021.

The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $1.6 million and $2.2 million for the three and six months ended June 30, 2018, respectively. There was no unrecognized compensation expense related to unvested 2016 and 2017 performance-based restricted stock unit awards at June 30, 2018. Unrecognized compensation expense related to unvested 2018 performance-based restricted stock units was $21.7 million at June 30, 2018, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted average period of 3.8 years.
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

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of revenue	$1,021	$1,203	$2,023	$2,413
Sales and marketing	6,545	6,792	12,791	13,546
Research and development	2,417	2,397	4,725	4,499
General and administrative	5,300	7,206	9,787	12,989
Restructuring	749	—	6,185	—
Total	$16,032	$17,598	$35,511	$33,447
8. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The Tax Act did not result in any material tax expense during six months ended June 30, 2018.
The Company’s income tax provision was approximately $0.5 million and $1.1 million with an effective income tax rate of (4.7)% and (3.9)% for the three and six months ended June 30, 2018, respectively. The Company’s income tax provision was approximately $0.4 million and $0.9 million with an effective income tax rate of (1.7)% and (2.6)% for the three months six months ended June 30, 2017, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
At June 30, 2018, we were not able to reasonably estimate, and therefore have not recorded, deferred taxes for the Global Intangible Low-Taxed Income (“GILTI”) provisions. We have not yet determined our policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. We have, however, included an estimate of the current GILTI impact in our tax provision for 2018.
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

During the three and six months ended June 30, 2018, the Company continued with strategic plan with the reduction of the professional service and sales headcount, resulting in $1.0 million and $8.7 million of restructuring expense, respectively, which was recorded in “Restructuring” in the accompanying Consolidated Statements of Operations. For the three and six months ended June 30, 2018, the restructuring expense consisted primarily of stock-based compensation expense of $0.7 million and $6.2 million, respectively, and $0.3 million and $2.5 million of payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations, respectively. The stock-based compensation expense relates to accelerated vesting for impacted employees. As of June 30, 2018, the Company incurred an aggregate total of $10.3 million of restructuring expense since December 2017, which consisted primarily of stock-based compensation expense of $6.2 million and $4.1 million of payroll related costs.
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
Lease Commitments
During the six months ended June 30, 2018, the Company entered into an operating lease agreement with remaining obligations of approximately $6.0 million in 2019, $6.5 million in 2020, $6.5 million in 2021, $6.5 million in 2022 and $7.1 million thereafter.
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
11. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended June 30, 2018 and 2017, the Company provided at no charge certain resources to the Foundation, with approximate values of $1.1 million and $0.9 million, respectively and for the six months ended June 30, 2018 and 2017, values of $1.9 million and $1.7 million, respectively.
12. SUBSEQUENT EVENTS
During July and August 2018, the Compensation Committee granted restricted stock units covering an aggregate of 114,289 shares of the Company’s common stock which generally vest annually over four years.

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
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 36.7 million users across 3,363 clients in 192 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.
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
We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once access to the enhanced features is made available to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $132.5 million and $265.6 million for the three and six months ended June 30, 2018, respectively, from $116.7 million and $228.2 million for the three and six months ended June 30, 2017, respectively.
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

Our client agreements generally include both subscriptions to access our products and related professional services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
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

Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results. The adoption of ASC 606 had an inconsequential impact on the comparability of our financial results for the periods ended June 30, 2018 and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 *	2017	2018 *	2017
Revenue	$132,517	$116,651	$265,630	$228,233
Cost of revenue	36,365	35,321	73,385	69,270
Gross profit	96,152	81,330	192,245	158,963
Operating expenses:
Sales and marketing	59,821	62,073	119,066	118,967
Research and development	16,325	14,684	32,309	28,095
General and administrative	22,101	23,141	44,086	43,617
Restructuring	1,000	—	8,725	—
Total operating expenses	99,247	99,898	204,186	190,679
Loss from operations	(3,095)	(18,568)	(11,941)	(31,716)
Other income (expense):
Interest income	2,665	659	4,484	1,272
Interest expense	(8,791)	(3,340)	(17,491)	(6,642)
Other, net	(2,250)	348	(2,206)	545
Other income (expense), net	(8,376)	(2,333)	(15,213)	(4,825)
Loss before income tax provision	(11,471)	(20,901)	(27,154)	(36,541)
Income tax provision	(536)	(364)	(1,069)	(935)
Net loss	$(12,007)	$(21,265)	$(28,223)	$(37,476)
The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018 *	2017	2018 *	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.4%	30.3%	27.6%	30.4%
Gross profit	72.6%	69.7%	72.4%	69.6%
Operating expenses:
Sales and marketing	45.1%	53.2%	44.8%	52.1%
Research and development	12.3%	12.6%	12.2%	12.3%
General and administrative	16.7%	19.8%	16.6%	19.1%
Restructuring	0.8%	—%	3.3%	—%
Total operating expenses	74.9%	85.6%	76.9%	83.5%
Loss from operations	(2.3)%	(15.9)%	(4.5)%	(13.9)%
Other income (expense):
Interest income	2.0%	0.6%	1.7%	0.6%
Interest expense	(6.6)%	(2.9)%	(6.6)%	(2.9)%
Other, net	(1.7)%	0.3%	(0.8)%	0.2%
Loss before income tax provision	(8.7)%	(17.9)%	(10.2)%	(16.0)%
Income tax provision	(0.4)%	(0.3)%	(0.4)%	(0.4)%
Net loss	(9.1)%	(18.2)%	(10.6)%	(16.4)%

*See Note 1 for summary of adjustments.

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2018	2017	2018	2017
Revenue (in thousands)	$132,517	$116,651	$265,630	$228,233
Subscription revenue (in thousands)	$114,771	$96,416	$227,905	$189,348
Unlevered free cash flow (in thousands)	$7,900	$(5,024)	(2,278)	(18,815)
Number of clients	3,363	3,076	3,363	3,076
Number of users (in millions)	36.7	32.1	36.7	32.1

Revenue increased by $15.9 million, or 14%, for the three months ended June 30, 2018 as compared to the same period in 2017 and increased by $37.4 million, or 16%, for the six months ended June 30, 2018 as compared to the same period in 2017. Revenue growth on a constant currency basis was 11% for the three months ended June 30, 2018 as compared to the same period in 2017 and 13% for the six months ended June 30, 2018 as compared to the same period in 2017. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the success of our focus on recurring revenue and reducing our professional services business, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.
The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Subscription revenue	$114,771	$96,416	$227,905	$189,348
Percentage of subscription revenue to total revenue	86.6%	82.7%	85.8%	83.0%
Professional services revenue	$17,746	$20,235	$37,725	$38,885
Percentage of professional services revenue to total revenue	13.4%	17.3%	14.2%	17.0%
	$132,517	$116,651	$265,630	$228,233
Subscription revenue increased by $18.4 million, or 19%, for the three months ended June 30, 2018 as compared to the same period in 2017, and increased by $38.6 million, or 20%, for the six months ended June 30, 2018 as compared to the same period in 2017. Subscription revenue growth on a constant currency basis was 17% for the three months ended June 30, 2018 as compared to the same period in 2017 and 17% or the six months ended June 30, 2018 as compared to the same period in 2017. The increase was attributable to new business, which includes new clients, upsells, cross-sells and renewals from existing clients.
Professional services revenue decreased by $2.5 million, or 12%, for the three months ended June 30, 2018 as compared to the same period in 2017 and decreased by $1.2 million, or 3%, for the six months ended June 30, 2018 as compared to the same period in 2017. The decrease of professional services revenue is attributed to the continued execution of the strategic initiative announced in the fourth quarter of 2017, which is to sharpen our focus on recurring revenue growth and migrate much of our implementation services to our global partners.

Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue for United States	$84,520	$76,287	$167,267	$151,087
Percentage of total revenue for United States	63.8%	65.4%	63.0%	66.2%
Revenue for all other countries	$47,997	$40,364	$98,363	$77,146
Percentage of total revenue for all other countries	36.2%	34.6%	37.0%	33.8%
	$132,517	$116,651	$265,630	$228,233

Unlevered free cash flow for the three months ended June 30, 2018 was $7.9 million, resulting in an unlevered cash flow margin of 6.0%, as compared to unlevered free cash flow of $(5.0) million and unlevered cash flow margin of (4.3)% for the same period in 2017. Unlevered free cash flow for the six months ended June 30, 2018 was $(2.3) million, resulting in an unlevered cash flow margin of (0.9)%, as compared to unlevered free cash flow of $(18.8) million and unlevered cash flow margin of (8.2)% for the same period in 2017. We define unlevered free cash flow, a non-GAAP financial measure, as net cash provided by operating activities minus capital expenditures and capitalized software costs plus cash paid for interest. We present this metric because it is a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet.
Our number of clients grew 9% at June 30, 2018 compared to June 30, 2017 and our number of users increased 14% at June 30, 2018 compared to June 30, 2017.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Cost of revenue	$36,365	$35,321	$73,385	$69,270
Gross profit	$96,152	$81,330	$192,245	$158,963
Gross margin	72.6%	69.7%	72.4%	69.6%
Cost of revenue increased $1.0 million, or 3%, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase in cost of revenue was primarily due to $1.5 million in increased capitalized software amortization and $1.4 million in increased content costs. These increased costs were partially offset by a $2.2 million decrease in amortization of intangible assets and $1.1 million decrease in employee related expenses.
Cost of revenue increased $4.1 million, or 6%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase in cost of revenue was primarily due to $2.9 million in increased capitalized software amortization, $2.6 million in increased third-party implementation costs and $2.1 million in increased content costs. These increased costs were partially offset by a $4.4 million decrease in amortization of intangible assets.
The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin. Aside from the improvement in gross margin from the higher mix of subscription revenue, we expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.

Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Sales and marketing	$59,821	$62,073	$119,066	$118,967
Percent of revenue	45.1%	53.2%	44.8%	52.1%
Sales and marketing expenses decreased $2.3 million, or 4% for the three months ended June 30, 2018 as compared to the same period in 2017. As a percentage of revenue, sales and marketing expense decreased by approximately eight percentage points, primarily resulting from a combination of increased cost efficiency, reduction in headcount as part of our planned restructuring and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
Sales and marketing expenses remained consistent for the six months ended June 30, 2018 as compared to the same period in 2017. As a percentage of revenue, sales and marketing expense decreased by approximately seven percentage points, primarily resulting from a combination of increased cost efficiency, reduction in headcount as part of our planned restructuring and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. We expect over time sales and marketing expense, as a percentage of revenue, to continue to decrease as we gain efficiency throughout the various sales teams.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
Research and development	$16,325	$14,684	$32,309	$28,095
Percent of revenue	12.3%	12.6%	12.2%	12.3%
Research and development expenses increased by $1.6 million, or 11%, for the three months ended June 30, 2018 as compared to the same period in 2017. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $1.2 million.
Research and development expenses increased by $4.2 million, or 15%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $3.1 million.
We continue to develop and release new products and new features within existing products and, as a result, we expect research and development expense to increase proportionately with revenue.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.9 million and $7.3 million of software development costs and amortized $5.6 million and $4.1 million in the three months ended June 30, 2018 and 2017, respectively and capitalized $15.0 million and $13.2 million of software development costs and amortized $10.9 million and $8.0 million in the six months ended June 30, 2018 and 2017.

General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(dollars in thousands)
General and administrative	$22,101	$23,141	$44,086	$43,617
Percent of revenue	16.7%	19.8%	16.6%	19.1%
General and administrative expenses decreased by $1.0 million, or 4%, for the three months ended June 30, 2018 as compared to the same period in 2017. The decrease was primarily due to a $2.2 million decrease in employee related expenses.
General and administrative expenses increased by $0.5 million, or 1%, for the six months ended June 30, 2018 as compared to the same period in 2017. The increase was primarily due to $1.5 million of increased professional and consulting expenses.
We expect over time our general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue as we continue our cost containment measures.
Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Restructuring	$1,000	$—	$8,725	$—
Percent of revenue	0.8%	—%	3.3%	—%
Restructuring expenses of $1.0 million and $8.7 million were recorded in the three months and six months ended June 30, 2018, respectively, which consisted primarily of payroll-related costs, such as stock compensation, severance, outplacement costs and continuing healthcare coverage, associated with employee terminations. As of June 30, 2018, the Company incurred an aggregate total of $10.3 million of restructuring expense since December 2017, which consisted primarily of stock-based compensation expense of $6.2 million and payroll related costs of $4.1 million.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Interest income	$2,665	$659	$4,484	$1,272
Interest expense	(8,791)	(3,340)	(17,491)	(6,642)
Other, net	(2,250)	348	(2,206)	545
Total	$(8,376)	$(2,333)	$(15,213)	$(4,825)
Interest income for the three months and six months ended June 30, 2018 increased $2.0 million and $3.2 million, respectively, as compared to the same periods in 2017 due to the increase in interest income earned on the increased cash balance in the money market account.
Interest expense for the three months and six months ended June 30, 2018 increased by $5.5 million and $10.8 million, respectively, as compared to the same periods in 2017 due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three months and six months ended June 30, 2018 and 2017, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.

Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$(536)	$(364)	$(1,069)	$(935)
For the three and six months ended June 30, 2018, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At June 30, 2018, our principal sources of liquidity were $450.9 million of cash and cash equivalents, investments in marketable securities of $191.3 million and $110.4 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “2018 Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The 2018 Notes matured on July 1, 2018. On July 2, 2018, we repaid the $253.0 million in principal amount of the 2018 Notes, which are no longer outstanding.
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
We intend to use our cash for general corporate purposes, potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our rate of revenue growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and the continuing market acceptance of our products. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2018	2017
Net cash provided by (used in) operating activities	$12,648	$(5,611)
Net cash provided by investing activities	53,244	21,739
Net cash (used in) provided by financing activities	(8,713)	6,311
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $12.6 million for the six months ended June 30, 2018 compared cash used in operating activities of $5.6 million for the six months ended June 30, 2017. The increase in operating cash flow was primarily due to improved profitability and working capital changes in 2018 when compared to 2017.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.

Cash provided by investing activities was $53.2 million for the six months ended June 30, 2018, compared to $21.7 million for the six months ended June 30, 2017. The increase in cash provided by investing activities was primarily due to the decrease in purchases of investments.
Cash used in financing activities was $8.7 million for the six months ended June 30, 2018, compared to cash provided by financing activities of $6.3 million for the six months ended June 30, 2017. The decrease in financing cash flows was primarily due to the repurchases of common stock.
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
The following is a summary of our stock repurchases as of August 3, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures	Amount Remaining Under Program
November 8, 2017 - December 31, 2017	635	$35.55	$22,599
January 1, 2018 - March 31, 2018	423	$37.84	16,024
April 1, 2018 - June 30, 2018	444	$46.66	20,718
Subtotal	1,502	$39.48	$59,341	$40,659

July 1, 2018 - August 3, 2018	43	$47.15	2,010
Total	1,545	$39.69	$61,351	$38,649
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2018 except for the following: we entered into an operating lease agreement with remaining obligations of approximately $6.0 million in 2019, $6.5 million in 2020, $6.5 million in 2021, $6.5 million in 2022 and $7.1 million thereafter.
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

Interest Rate Risk
At June 30, 2018, we had cash and cash equivalents of $450.9 million and investments of $193.8 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.4 million reduction on the fair market value of our portfolio as of June 30, 2018. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2018, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $8.8 million.
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing cycles and the size of advance payments relative to overall contract value in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers and partners when we outsource client service projects and our ability to manage the quality and completion of the related client implementations;

•	the timing and duration of our client implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among small, mid-sized and large organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	our ability to successfully integrate our operations with those of acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021;

•	business disruptions, costs and future events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to Brexit;

•	general economic, industry and market conditions; and

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
For example, the EU’s General Data Protection Regulation (“GDPR”), which took effect on May 25, 2018, imposes new obligations on our clients and directly on us as both a data controller of our own employees’ personal data and a processor of our clients’ personal data. Among other obligations under the GDPR, we are required give more detailed disclosure about how we collect, use and share personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million Euros or 4% of their worldwide annual turnover.
In addition, the mechanisms allowing companies to transfer personal data outside of the European Economic Area (“EEA”) face ongoing legal challenges in the EU and threaten our ability to lawfully process personal data where we operate outside of the EEA. One of these challenges has been brought against the EU-U.S. Privacy Shield Framework, which we rely on for transfers of personal data from the EEA to the United States. We also rely on the European Commission’s recognition of Israel and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from the EEA to those countries. Finally, we rely on the European Commission’s Standard Contractual Clauses for transfers of personal data from the EEA to India, where we also maintain a significant support center. Loss of our ability to lawfully transfer personal data out of the EEA to these or any other jurisdictions may cause reluctance or refusal by current or prospective European clients to use our products. Further, the United Kingdom’s vote in favor of exiting the EU (often referred to as “Brexit”) has created uncertainty with regard to the regulation of data protection in the United Kingdom. In particular, it is unclear whether the United Kingdom will enact data protection legislation equivalent to the GDPR and how data transfers to and from the United Kingdom will be regulated after Brexit. We maintain a data center in the United Kingdom where EU residents’ personal data is processed, and it is unclear whether this processing will comply with European data protection law after Brexit. We are in the process of building data centers in other EU locations that we anticipate will be functional in 2018, but delays in completing the data centers or impediments to beginning operations may harm our customer retention and sales in Europe. Notwithstanding our investment in EU data centers, they may not resolve all concerns that European companies have about working with U.S. companies in the current legal climate. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency.
Just over a month after the GDPR took effect, the California legislature passed the California Consumer Privacy Act (“CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation.
The costs of compliance with, and other burdens imposed by, privacy and data security laws and regulations may limit the use and adoption of our services, lead to negative publicity, reduce overall demand for our services, make it more difficult to meet expectations of or commitments to customers, require us to take on more onerous obligations in our contracts with customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. These laws could also impact our ability to offer, or our customers’ ability to deploy, our services in certain locations. The costs, burdens and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the U.S. or abroad begin to adopt similar laws.
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
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has decreased from 1,933 employees on June 30, 2017 to 1,851 employees on June 30, 2018. In addition, we have several international offices, including in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
We have incurred and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may discover deficiencies. Failure of our internal control over financial reporting to be effective could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if there is no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal control over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.

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
Techniques to compromise IT systems have become more complex over time and are often not identified until they are exploited. As a result, we may be unable to anticipate or prevent such techniques. Our products operate in conjunction with and are dependent on a broad range of products, components and third party services, and a vulnerability in any of them can expose us to a security breach. In addition, our customers and their third party service providers may not have adequate security measures in place to protect their data that is stored in our platform, and, because we do not control our customers or their service providers, we cannot prevent vulnerabilities in their security measures from being exploited.
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
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. For example, in June 2018 we expanded our learning and content offerings with new content partnerships and learning content subscriptions, in addition to the availability of integrations with LinkedIn Learning and Workplace by Facebook. Identifying, negotiating and documenting relationships with third parties require significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products. In addition, these distributors and providers may not perform as expected under our agreements, and we have had and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
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
In December 2017, we announced that we were implementing a restructuring plan to reduce the headcount of our global service delivery team, as well as the headcount of some of our sales teams, representing a workforce reduction of approximately six percent. In connection with this action, we incurred approximately $1.0 million of expenditures in the quarter ended June 30, 2018 and $10.3 million of expenditures since the plan was announced in December 2017 through June 30, 2018. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy.

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
In addition, in connection with the sale of our convertible notes due 2021, we entered into an investment agreement with Silver Lake providing Silver Lake with the option to purchase all or a portion of any equity securities, or instruments convertible into or exchangeable for any equity securities, in any proposed offerings by us until the earlier of June 2019 or such time as Silver Lake no longer has a representative and no longer has rights to have a representative on our Board. Although Silver Lake’s option will not apply to equity securities issued in connection with acquisitions, underwritten public offerings, strategic partnerships or commercial arrangements, or equity compensation plans, Silver Lake’s participation rights could impact our ability to raise additional capital.
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our convertible notes due 2021, which represent an aggregate principal amount of $300.0 million, depends on our future performance, which is subject to economic, financial, competitive and other factors beyond our control. Our convertible notes due 2018 matured on July 1, 2018, the $253.0 million in principal amount of the notes was repaid on July 2, 2018, and the notes are no longer outstanding. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the notes or future indebtedness.
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
We have incurred losses since our inception. We experienced net losses of $12.0 million, $28.2 million, $61.3 million, $66.8 million and $85.5 million for the three and six months ended June 30, 2018, and years ended December 31, 2017, 2016 and 2015, respectively. At June 30, 2018, our accumulated deficit was $524.3 million and total stockholders’ equity was $44.2 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
In addition, convertible debt instruments (such as the convertible notes due 2018, which were repaid on July 2, 2018) that may be settled entirely or partly in cash are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of the notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of the notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. In contrast, our convertible notes due 2021 may be settled upon conversion only in shares of our common stock. As a result, the shares issuable upon conversion of these notes will be included in the calculation of diluted earnings per share assuming the conversion of the notes at the beginning of the reporting period if the impact is dilutive. To the extent that we are required to include shares issuable upon conversion of our convertible debt securities in the calculation of diluted earnings per share, our diluted earnings per share will be adversely affected.
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
At June 30, 2018, we had $450.9 million in cash and cash equivalents and $191.3 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.
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

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;

•	speculation in the press or investment community;

•	the size of our public float;

•	natural disasters or terrorist acts;

•	actual or perceived data security incidents that we or our service providers may suffer;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	global economic, legal and regulatory factors unrelated to our performance.

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
The conversion of some or all of our convertible notes due 2021, to the extent we deliver shares upon conversion of the 2021 notes, will dilute the ownership interests of existing stockholders. Any sales in the public market of our common stock issuable upon such conversion could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
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
Our certificate of incorporation, our bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and our bylaws include provisions that:

•	authorize “blank check” preferred stock, which could be issued by the board without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors (that is being phased out over the next two years) whose members serve staggered three-year terms;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer or the president;

•
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause until the 2021 annual meeting of stockholders when our directors may be removed either with or without cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table summarizes stock repurchases during the three months ended June 30, 2018 (in thousands, except per share amounts):

Period	# of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
April 1, 2018 - April 30, 2018	101	$39.67	101
May 1, 2018 - May 31, 2018	212	$48.46	212
June 1, 2018 - June 30, 2018	131	$49.11	131
Total	444	$46.66	444	$40,659

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

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35098	3.2	June 20, 2018
10.1	Third Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 22, 2014.
10.2	Fourth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of December 16, 2014.
10.3	Fifth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 26, 2018.
10.4*	2018 Sales Commission Plan between the Registrant and Vincent Belliveau.
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement

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
Date: August 7, 2018