Form 10-Q
period 2018-09-30
Cornerstone OnDemand Inc
filed 2018-11-09
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Registrant’s telephone number, including area code: (310) 752-0200
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of November 2, 2018
Common Stock	58,612,222

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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2018 *	December 31, 2017
Assets
Cash and cash equivalents	$136,558	$393,576
Short-term investments	254,439	169,551
Accounts receivable, net	97,439	154,428
Deferred commissions, current portion	24,880	42,806
Prepaid expenses and other current assets	31,558	21,754
Total current assets	544,874	782,115
Capitalized software development costs, net	43,826	37,431
Property and equipment, net	24,647	20,817
Deferred commissions, net of current portion	37,313	—
Long-term investments	2,000	96,949
Intangible assets, net	7,292	—
Goodwill	36,270	25,894
Other assets, net	3,539	3,984
Total Assets	$699,761	$967,190
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$11,294	$17,637
Accrued expenses	61,346	57,528
Deferred revenue, current portion	266,209	311,997
Convertible notes, net	—	248,025
Other liabilities	4,377	9,051
Total current liabilities	343,226	644,238
Convertible notes, net	287,956	285,168
Other liabilities, non-current	2,416	1,498
Deferred revenue, net of current portion	11,744	14,166
Total liabilities	645,342	945,070
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 58,812 and 57,512 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	6	6
Additional paid-in capital	580,690	536,951
Accumulated deficit	(526,789)	(515,054)
Accumulated other comprehensive income	512	217
Total stockholders’ equity	54,419	22,120
Total Liabilities and Stockholders’ Equity	$699,761	$967,190

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 *	2017	2018 *	2017
Revenue	$134,014	$121,796	$399,644	$350,029
Cost of revenue	36,171	35,708	109,556	104,978
Gross profit	97,843	86,088	290,088	245,051
Operating expenses:
Sales and marketing	53,215	60,554	172,281	179,521
Research and development	19,705	16,389	52,014	44,484
General and administrative	23,128	21,249	67,214	64,866
Restructuring	221	—	8,946	—
Total operating expenses	96,269	98,192	300,455	288,871
Income (loss) from operations	1,574	(12,104)	(10,367)	(43,820)
Other income (expense):
Interest income	1,659	749	6,143	2,021
Interest expense	(5,335)	(3,373)	(22,826)	(10,015)
Other, net	177	376	(2,029)	921
Other income (expense), net	(3,499)	(2,248)	(18,712)	(7,073)
Loss before income tax provision	(1,925)	(14,352)	(29,079)	(50,893)
Income tax provision	(522)	(503)	(1,591)	(1,438)
Net loss	$(2,447)	$(14,855)	$(30,670)	$(52,331)
Net loss per share, basic and diluted	$(0.04)	$(0.26)	$(0.53)	$(0.92)
Weighted average common shares outstanding, basic and diluted	58,699	57,627	57,994	57,072

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018 *	2017	2018 *	2017
Net loss	$(2,447)	$(14,855)	$(30,670)	$(52,331)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	33	(1,490)	36	(3,540)
Net change in unrealized gains (losses) on investments	202	70	259	2
Other comprehensive income (loss), net of tax	235	(1,420)	295	(3,538)
Total comprehensive loss	$(2,212)	$(16,275)	$(30,375)	$(55,869)

*See Note 1 for summary of adjustments.

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2018 *	2017
Cash flows from operating activities:
Net loss	$(30,670)	$(52,331)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	25,351	27,028
Accretion of debt discount and amortization of debt issuance costs	7,918	7,148
Purchased investment premium, net of amortization	428	527
Net foreign currency gain	(522)	(1,368)
Stock-based compensation expense	51,042	51,029
Changes in operating assets and liabilities:
Accounts receivable	55,757	14,631
Deferred commissions	(7,104)	(357)
Prepaid expenses and other assets	(9,492)	(4,033)
Accounts payable	(6,258)	(8,276)
Accrued expenses	21	(2,107)
Deferred revenue	(38,695)	(16,323)
Other liabilities	(2,511)	359
Net cash provided by operating activities	45,265	15,927
Cash flows from investing activities:
Purchases of investments	(125,109)	(231,384)
Maturities of investments	135,183	219,846
Capital expenditures	(10,161)	(6,682)
Capitalized software costs	(18,943)	(15,826)
Cash paid for acquisition, net of cash acquired	(18,093)	—
Net cash used in investing activities	(37,123)	(34,046)
Cash flows from financing activities:
Payments of debt issuance costs	(152)	—
Repayment of convertible notes	(253,000)	—
Proceeds from employee stock plans	43,474	9,722
Repurchases of common stock	(54,751)	—
Net cash (used in) provided by financing activities	(264,429)	9,722
Effect of exchange rate changes on cash and cash equivalents	(731)	1,530
Net decrease in cash and cash equivalents	(257,018)	(6,867)
Cash and cash equivalents at beginning of period	393,576	83,300
Cash and cash equivalents at end of period	$136,558	$76,433
Supplemental cash flow information:
Cash paid for interest	$13,628	$3,841
Cash paid for income taxes	1,573	1,800
Proceeds from employee stock plans received in advance of stock issuance	2,152	1,998
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$970	$3,467
Capitalized assets financed by accounts payable and accrued expenses	2,796	631
Capitalized stock-based compensation	3,747	3,721

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements are presented in accordance with (i) accounting standards generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented. Results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, for any other interim period or for any other future year.
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

Recently Adopted Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued a new ASU, which aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company early adopted this ASU in the second quarter of 2018, and the adoption did not have a material impact on its financial statements.
In May 2017, the FASB issued a new ASU, which amends the scope of modification accounting for share-based payment arrangements. It provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718, Compensation - Stock compensation. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its financial statements.
In January 2017, the FASB issued a new ASU, which clarifies the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). Topic 606 supersedes the revenue recognition requirement in ASC Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the expected consideration entitled in exchange for those goods or services. Topic 606 also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.
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
Recent Accounting Pronouncements
In February 2016, the FASB issued a new ASU, that was updated in 2018, amends a number of aspects of lease accounting, including requiring lessees to recognize operating leases with a term greater than one year on their balance sheet as a right-of-use asset and corresponding lease liability, measured at the present value of the lease payments. This guidance is effective for the Company’s interim and annual reporting periods beginning January 1, 2019. Upon adoption, the Company expects to recognize additional assets and related lease liabilities on the consolidated balance sheets. The Company is currently evaluating the impact of the adoption of this ASU on its financial statements.

In June 2016, the FASB issued a new ASU, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. This guidance replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. This ASU is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and requires a cumulative effect adjustment to the balance sheet as of the beginning of the first reporting period in which the guidance is effective. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.
In January 2017, The FASB issued a new ASU which simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. This ASU will be applied prospectively and is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019. The Company is currently currently in the process of evaluating the impact of the adoption of ASU on its consolidated financial statements.
In March 2018, the FASB issued a new ASU, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset. This guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently in the process of evaluating the impact of the adoption of this ASU on its consolidated financial statements.
In August 2018, the SEC issued a final rule that amends certain of its disclosure requirements. The changes are generally intended to reduce or eliminate certain disclosures that have become redundant, duplicative, overlapping, outdated or superseded in light of other disclosure requirements or changes in the information environment. The rule also requires SEC registrants to present changes in stockholders' equity and the amount of dividends per share for each class of shares on a quarterly basis for the current and prior-year periods. The final rule is effective for SEC filings made on or after November 2, 2018.
In August 2018, the FASB issued a new ASU that provides additional guidance on the accounting for costs of implementation activities performed in a cloud computing arrangement that is a service contract. The amendments in this update also provide additional disclosure requirements to disclose the nature of an entity's hosting arrangements that are service contracts. This ASU is effective for annual and interim periods beginning after December 15, 2019. The Company is evaluating the impact of the adoption of this ASU on its consolidated financial statements.
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

Deferred Revenue
The Company records amounts that have been invoiced to its clients in accounts receivable and in either deferred revenue or revenue depending on whether the revenue recognition criteria described above have been met. Deferred revenue that will be recognized during the succeeding twelve-month period from the respective balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The decrease in the deferred revenue balance for the nine months ended September 30, 2018 is primarily driven by $271.7 million of revenue recognized that were included in the deferred revenue balances as of January 1, 2018 offset by invoices billed in advance of satisfying performance obligations in accordance with contract payment terms.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2018, approximately $837.0 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 10% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the client without any significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
Commission Payments
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. Commissions for initial contracts are deferred on the balance sheet and amortized on a straight-line basis over a period of benefit that has been determined to be six years. The Company took into consideration technology and other factors in estimating the benefit period. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization expense is included in sales and marketing expenses in the accompanying condensed consolidated statements of operations. For the three and nine months ended September 30, 2018, the amount of amortization expense was $8.0 million and $25.8 million, respectively, and there was no impairment loss in relation to the costs capitalized.
Impact of New Standard on Financial Statement Line Items
The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items, included in the unaudited consolidated condensed financial statements as of and for the quarter ended September 30, 2018, as if the previous accounting was in effect (in thousands).

	September 30, 2018
Condensed Consolidated Balance Sheet	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Assets
Deferred commissions, current portion	$24,880	$19,317	$44,197
Deferred commissions, non-current	37,313	(37,313)	—
Liabilities
Accrued expenses	61,346	(2,333)	59,013
Deferred revenue, current portion	266,209	6,374	272,583
Stockholders’ Equity
Accumulated deficit	(526,789)	(22,037)	(548,826)

	Three Months Ended			Nine Months Ended
	September 30, 2018			September 30, 2018
Condensed Consolidated Statement of Operations	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)

Revenue	$134,014	$(349)	$133,665	$399,644	$(314)	$399,330
Operating expenses:
Sales and marketing	53,215	(1,050)	52,165	172,281	(950)	171,331
Net loss	(2,447)	701	(1,746)	(30,670)	636	(30,034)
Net loss per share, basic and diluted	(0.04)		(0.03)	(0.53)		(0.52)
Weighted average common shares outstanding, basic and diluted	58,699		58,699	57,994		57,994
The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing or financing activities in the Company’s unaudited condensed statement of cash flows for the nine months ended September 30, 2018.
2. BUSINESS ACQUISITION
On September 10, 2018, the Company completed the acquisition of Workpop Inc. (“Workpop”), a privately held company. Workpop is a robust web and mobile solution for candidates and hiring managers in service-based industries. The acquisition was completed pursuant to a merger whereby Workpop became a wholly-owned subsidiary of the Company. In connection with the merger, the Company paid cash consideration of approximately $18.2 million.
The Company had a $0.5 million cost basis investment in Workpop prior to the acquisition. As part of the acquisition of Workpop, the Company received a return of our investment with an insignificant loss, which is included in general and administrative expenses in the consolidated statement of operations.
The acquisition has been accounted for under the acquisition method of accounting for business combinations with the Company as the accounting acquirer in accordance with ASC 805, Business Combinations. As such, the Workpop assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs of $0.4 million are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Accordingly, these acquisition-related transaction costs have been included in general and administrative expenses in the consolidated statement of operations. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. Goodwill is attributable primarily to expected benefits, including the acquired workforce, from combining Workpop with the Company. The Company acquired Workpop to leverage and develop new web and mobile recruiting products as part of the Cornerstone Recruiting suite.

The Company’s allocation of the total purchase price consideration as of September 10, 2018 is summarized below (in thousands):

Fair Value
Cash and cash equivalents	$115
Other assets	68
Intangible assets - developed technology	7,500
Goodwill	10,525
Total purchase price	$18,208
The fair value of the developed technology is being amortized on a straight-line basis over 3 years, which is the expected useful life of such asset.
 Pro forma results of operations have not been presented because the effects of this acquisition is not material to our financial results.

3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net loss	$(2,447)	$(14,855)	$(30,670)	$(52,331)
Weighted-average shares of common stock outstanding	58,699	57,627	57,994	57,072
Net loss per share – basic and diluted	$(0.04)	$(0.26)	$(0.53)	$(0.92)
The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. At September 30, 2018 and 2017, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	September 30,
	2018	2017
Options to purchase common stock, restricted stock units and performance-based restricted stock units	10,575	11,112
Shares issuable pursuant to employee stock purchase plan	89	98
Convertible notes	7,143	4,682
Common stock warrants	4,682	4,682
Total shares excluded from net loss per share	22,489	20,574
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

 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of September 30, 2018 (in thousands):

	September 30, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$93,789	$—	$—	$93,789	$93,789	$—
Certificate of deposit	10,000	—	—	10,000	10,000	—
Corporate bonds	67,614	5	(121)	67,498	—	67,498
U.S. treasury securities	187,217	—	(276)	186,941	—	186,941
	$358,620	$5	$(397)	$358,228	$103,789	$254,439
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
As of September 30, 2018, the Company’s investment in corporate bonds, agency bonds and U.S. treasury securities had a weighted-average maturity date of approximately six months. Unrealized gains and losses on investments were not significant and the Company does not believe the unrealized losses represent other-than-temporary impairments as of September 30, 2018 and December 31, 2017. No marketable securities held have been in a continuous unrealized loss position for more than 12 months as of September 30, 2018 and December 31, 2017.
Strategic Investments
As of September 30, 2018, the Company had aggregate strategic investments of $2.0 million. The Company accounted for each of these investments using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities.
During the three and nine months ended September 30, 2018, the Company sold $0.5 million and $1.0 million, respectively, of its strategic investments at approximately their carrying value. The 0.5 million return on investment received during the three and nine months ended September 30, 2018, was received as part of our acquisition of Workpop.
These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Other than the impairment loss of $0.6 million during the nine months ended September 30, 2017, there have not been any other impairment losses recorded.
5. INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$7,500	$(208)	$7,292	$29,984	$(29,984)	$—
Software license rights	—	—	—	1,654	(1,654)	—
	$7,500	$(208)	$7,292	$31,638	$(31,638)	$—
In September 2018, the Company recorded additional finite-lived intangible assets totaling $7.5 million, related to developed technology from the acquisition of Workpop (see Note 2).

Total amortization expense from finite-lived intangible assets was $0.2 million for the three and nine months ended September 30, 2018 and $2.2 million and $6.6 million for the three and nine months ended September 30, 2017, respectively, and was recorded in cost of revenue in the accompanying Consolidated Statements of Operations.
The following table presents the Company’s estimate of remaining amortization expense, which will be recorded in cost of revenue, for each of the succeeding fiscal years ending December 31 for finite-lived intangible assets that existed at September 30, 2018 (in thousands):

Remainder of 2018	$625
2019	2,500
2020	2,500
2021	1,667
Total future amortization	$7,292
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the three months ended September 30, 2018, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the nine months ended September 30, 2018 and the year ended December 31, 2017.
Goodwill
The following table presents the changes in the carrying amount of goodwill for the nine months ended September 30, 2018 and the year ended December 31, 2017 (in thousands):

Goodwill as of December 31, 2017	$25,894
Goodwill from Workpop acquisition	10,376
Goodwill as of September 30, 2018	$36,270

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
Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$103,789	$93,789	$10,000	$—	$368,859	$358,859	$10,000	$—
Corporate bonds	67,498	—	67,498	—	74,648	—	74,648	—
U.S. treasury securities	186,941	—	186,941	—	188,880	—	188,880	—
	$358,228	$93,789	$264,439	$—	$632,387	$358,859	$273,528	$—

At September 30, 2018 and December 31, 2017, cash equivalents of $93.8 million and $358.9 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills. At September 30, 2018 and December 31, 2017, cash equivalents of $10.0 million and $10.0 million, respectively, consisted of certificate of deposits with original maturity dates of three months or less.
As of September 30, 2018, corporate bonds, agency bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of September 30, 2018, no adjustments were made to such pricing information.
Convertible Notes
The Company’s 2021 Notes described below, are shown in the accompanying Condensed Consolidated Balance Sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s 2021 Notes as of September 30, 2018 was $370.0 million. The fair value of the 2021 Notes was estimated on the basis of quoted market prices of similar instruments, which, due to the lack of trading activity, are considered Level 2 in the fair value hierarchy.

7. DEBT
2018 Convertible Notes
In 2013, the Company issued convertible notes (the “2018 Notes”) raising gross proceeds of $253.0 million. On July 1, 2018, the 2018 Notes matured and the $253.0 million principal amount due was repaid. The 2018 Notes are no longer outstanding.
The 2018 Notes were governed by an Indenture, dated June 17, 2013, between the Company and U.S. Bank National Association, as trustee (the “2013 Indenture”). The 2018 Notes matured on July 1, 2018 and bore interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014.
In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the 2018 Notes, excluding the conversion feature. The excess of the principal amount of the 2018 Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount was accreted to interest expense over the term of the 2018 Notes using the interest method. The amount recorded to additional paid-in capital was not remeasured since it met the conditions for equity classification over the term of the 2018 Notes. Upon issuance of the $253.0 million of 2018 Notes, the Company recorded $214.3 million to debt and $38.7 million to additional paid-in capital for the debt discount.
The Company incurred transaction costs of approximately $7.3 million related to the issuance of the 2018 Notes. In accounting for these costs, the Company allocated the costs to the debt and equity components in proportion to the allocation of proceeds from the issuance of the 2018 Notes to such components. Transaction costs allocated to the debt component of $6.2 million were deferred and amortized to interest expense over the term of the 2018 Notes. The transaction costs allocated to the equity component of $1.1 million were recorded to additional paid-in capital.

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
The Company agreed to register the resale of the 2021 Notes and the shares of common stock issuable upon conversion of the 2021 Notes. A registration statement on Form S-3 relating to such securities was filed with the U.S. Securities and Exchange Commission by the Company on August 7, 2018.
2018 Notes and 2021 Notes
The net carrying amounts of the liability components of the 2018 Notes and 2021 Notes as of September 30, 2018 and December 31, 2017 consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Principal amount	$300,000	$553,000
Unamortized debt discount	(4,746)	(10,190)
Net carrying amount before unamortized debt issuance costs	295,254	542,810
Unamortized debt issuance costs	(7,298)	(9,617)
Net carrying value	$287,956	$533,193
The effective interest rate of the liability component is 6.4% for the 2021 Notes.
The following table presents the interest expense recognized related to the 2018 Notes and the 2021 Notes for the three and nine months ended months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Contractual interest expense at 1.5% and 5.75% per annum	$4,313	$949	$14,835	$2,847
Amortization of debt issuance costs	604	334	2,474	990
Accretion of debt discount	392	2,078	5,444	6,159
Total	$5,309	$3,361	$22,753	$9,996

Net proceeds were approximately $245.7 million and $284.9 million from the 2018 Notes and the 2021 Notes, respectively. The Company used approximately $49.5 million of the net proceeds from the 2018 Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company’s sale of the Warrants also described below.
Note Hedges
Concurrent with the 2018 Notes that were issued in 2013, the Company entered into note hedges (the “Note Hedges”) with certain bank counterparties, with respect to its common stock. The Company paid $49.5 million for the Note Hedges. The Note Hedges cover approximately 4.7 million shares of the Company’s common stock at a strike price of $54.04 per share and were exercisable by the Company upon conversion of the 2018 Notes. The Note Hedges were intended to reduce the potential economic dilution upon conversion of the 2018 Notes in the event that the fair value per share of the Company’s common stock at the time of exercise was greater than the conversion price of the 2018 Notes. On July 1, 2018, the Note Hedges expired upon the maturity of the 2018 Notes.
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
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges was not and the Warrants are not remeasured through earnings each reporting period.

8. STOCKHOLDERS’ EQUITY
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
The following is a summary of the Company's stock repurchases under its $100.0 million share repurchase program as of November 2, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures	Amount Remaining Under Program
November 8, 2017 - December 31, 2017	635	$35.55	$22,599
January 1, 2018 - March 31, 2018	423	$37.84	16,024
April 1, 2018 - June 30, 2018	444	$46.66	20,718
July 1, 2018 - September 30, 2018	300	$53.82	16,143
Subtotal	1,802	$41.86	$75,484	$24,516

October 1, 2018 - November 2, 2018	307	$51.62	15,867
Total	2,109	$43.28	$91,351	$8,649

9. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2018 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2017	5,432	$32.73	5.3	$42,282
Granted	—	—
Exercised	(1,173)	33.04
Forfeited	(121)	43.94
Outstanding, September 30, 2018	4,138	$32.31	4.3	$101,132

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at September 30, 2018	4,065	$32.26	4.3	$99,546
Vested and expected to vest at September 30, 2018	4,134	32.31	4.3	101,066

(1)	Based on the Company’s closing stock price of $56.75 on September 30, 2018 and $35.33 on December 31, 2017.
Unrecognized compensation expense relating to stock options was $0.9 million at September 30, 2018, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units
The Company granted restricted stock units covering 1.7 million shares of its common stock during the nine months ended September 30, 2018. At September 30, 2018, there were 3.9 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $122.8 million at September 30, 2018, which is expected to be recognized as expense over the weighted-average period of 2.9 years.

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
The following table summarizes the Company’s issuances of awards under the new compensation award structure:

Grant Date	Performance Measures	Vesting Term		Performance Period	# of Shares at Target	# of Shares at Maximum	Grant Date Fair Value per share
July 2016	(a) the Company meeting certain revenue and cash flow targets through December 31, 2018 and (b) the recipient continuing to provide services to the Company through the end of June 2019	Three years		Fiscal years 2016, 2017 and 2018	166,600	499,800	$38.67
March 2017	(a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020	Three years		Fiscal years 2017, 2018 and 2019	185,270	555,810	$41.73
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the end of February 2021	Three years		Fiscal year 2020	121,764	304,410	$40.64
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the end of February 2020, 2021 and 2022	Five years	(1)	Fiscal years 2020, 2021 and 2022	411,412	1,028,530	$40.64
April 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the beginning of April 2021	Three years		Fiscal year 2020	3,572	8,930	$39.54
April 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the beginning of April 2020, 2021 and 2022	Five years	(1)	Fiscal years 2020, 2021 and 2022	53,572	133,930	$39.54

(1)
One-third of the total eligible shares shall vest on each of the third, fourth and fifth anniversaries of the grant date. This award is a one-time equity award intended to cover expected grant levels over a three-year period. In exchange, the Compensation Committee does not plan to grant any additional equity awards to recipients of this award until 2021.

The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $1.7 million and $3.9 million for the three and nine months ended September 30, 2018, respectively. There was no unrecognized compensation expense related to unvested 2016 and 2017 performance-based restricted stock unit awards at September 30, 2018. Unrecognized compensation expense related to unvested 2018 performance-based restricted stock units was $20.1 million at September 30, 2018, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted average period of 3.6 years.
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
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of revenue	$1,082	$1,216	$3,105	$3,629
Sales and marketing	5,927	7,988	18,718	21,534
Research and development	3,212	2,641	7,937	7,140
General and administrative	5,268	5,737	15,055	18,726
Restructuring	42	—	6,227	—
Total	$15,531	$17,582	$51,042	$51,029
10. INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. The Tax Act did not result in any material tax expense during nine months ended September 30, 2018.
The Company’s income tax provision was approximately $0.5 million and $1.6 million with an effective income tax rate of (27.1)% and (5.5)% for the three and nine months ended September 30, 2018, respectively. The Company’s income tax provision was approximately $0.5 million and $1.4 million with an effective income tax rate of (3.5)% and (2.8)% for the three months nine months ended September 30, 2017, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The income tax provision is related to domestic income, certain foreign income and withholding taxes. The Company does not have a material tax provision in the significant jurisdictions it operates in, such as the United States and United Kingdom, as it has historically generated losses. The Company has recorded a full valuation allowance against the net deferred tax assets and the Company does not currently anticipate recording an income tax benefit related to these deferred tax assets or current year losses. The Company will reassess the realization of deferred tax assets each reporting period and will be able to reduce the valuation allowance to the extent that the financial results of these operations improve and it becomes more likely than not that the deferred tax assets are realizable.

The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2015 through 2017 tax years. State income tax returns are subject to examination for the 2014 through 2017 tax years. Foreign income tax returns are subject to examination for the 2007 through 2017 tax years. The Company believes it is reasonably possible that within the next twelve months it may resolve certain matters related to the years under examination, which may result in reductions of its unrecognized tax benefits and income tax expense of up to $1.1 million.
At September 30, 2018, the Company was not able to reasonably estimate, and therefore have not recorded, deferred taxes for the Global Intangible Low-Taxed Income (“GILTI”) provisions. The Company has not yet determined its policy election with respect to whether to record deferred taxes for basis differences expected to reverse as a result of the GILTI provisions in future periods or use the period cost method. The Company has, however, included an estimate of the current GILTI impact in its tax provision for 2018.
11. RESTRUCTURING COSTS
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
During the three and nine months ended September 30, 2018, the Company continued with strategic plan with the reduction of the professional service and sales headcount, resulting in $0.2 million and $8.9 million of restructuring expense, respectively, which was recorded in “Restructuring” in the accompanying Consolidated Statements of Operations. For the three months ended September 30, 2018, the restructuring expense of $0.2 million consisted primarily of payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations. For the nine months ended September 30, 2018, the restructuring expense consisted primarily of stock-based compensation expense of $6.2 million, and $2.7 million of payroll-related costs. The stock-based compensation expense relates to accelerated vesting for impacted employees. As of September 30, 2018, the Company incurred an aggregate total of $10.5 million of restructuring expense since December 2017, which consisted primarily of $6.2 million of stock-based compensation expense and $4.3 million of payroll related costs.
12. COMMITMENTS AND CONTINGENCIES
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
Lease Commitments
During the nine months ended September 30, 2018, the Company entered into an operating lease agreement with remaining obligations of approximately $0.5 million in 2018, $6.9 million in 2019, $7.2 million in 2020, $7.5 million in 2021, $7.8 million in 2022 and $8.5 million thereafter.
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

13. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended September 30, 2018 and 2017, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.9 million and $0.9 million, respectively. During the nine months ended September 30, 2018 and 2017, the Company provided at no charge certain resources to the Foundation, with approximate values of $2.8 million and $2.6 million, respectively.
14. SUBSEQUENT EVENTS
During October and November 2018, the Compensation Committee granted restricted stock units covering an aggregate of 420,757 shares of the Company’s common stock which generally vest annually over four years.
In November 2018, the Company entered into a definitive agreement to acquire Grovo Learning, Inc., a leading provider of microlearning content, for approximately $24.0 million in an all-cash transaction. The determination of the final purchase price is subject to certain working capital and other post-closing adjustments. Certain disclosures required for business combinations, including the allocation of purchase price, have been omitted because the initial accounting for the business combination was incomplete as of the filing date of this report. This information will be included in our subsequent Form 10-K.

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
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We are one of the world’s largest cloud computing companies with approximately 38.5 million users across 3,428 clients in 192 countries and 43 different languages. We help organizations around the globe recruit, train and manage their employees.

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
In addition to our enterprise human capital management platform, we offer PiiQ, formerly known as Cornerstone Growth Edition, which is a cloud-based talent management solution with performance and learning products targeted to organizations with 500 or fewer employees. We currently do not include the number of clients and users of our Cornerstone for Salesforce, PiiQ, and Workpop Inc. products in our client and user count metrics as they are not significant and we believe the client and user count metrics for our human capital management platform give a better indication of our overall performance.
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

We generally recognize revenue from subscriptions ratably over the term of the client agreement and revenue from professional services as the services are performed. In certain instances, our clients request enhancements to the underlying features and functionality of our human capital management platform, and in these instances, revenue from subscriptions is recognized over the remaining term of the agreement once access to the enhanced features is made available to the client. We generally invoice our clients upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue on our balance sheet. With the growth in the number of clients, our revenue grew to $134.0 million and $399.6 million for the three and nine months ended September 30, 2018, respectively, from $121.8 million and $350.0 million for the three and nine months ended September 30, 2017, respectively.
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

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce, PiiQ, and Workpop Inc.

•
Number of users. Our user count includes active users for our enterprise human capital management platform and excludes users of our Cornerstone for Salesforce, PiiQ, and Workpop Inc. User count is no longer relevant in the assessment of our performance and beginning in the first quarter 2019, the we will no longer report user count on a quarterly basis.

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

During the third quarter of 2018, we completed certain aspects of our strategic transformation plan to position us for long-term growth. The completion of this transformation phase resulted in the reallocation of certain resources. The primary reallocation resulted in some sales and marketing headcount that were moved to research and development activities to better align the organization with their job functions. During the third quarter and on a go-forward basis, this will have the impact of reducing sales and marketing and increasing research and development, as a percentage of revenue, by approximately 4%. The same impact would be approximately 3% excluding stock based compensation expense.
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

As described above, during the third quarter of 2018, we reallocated certain resources from sales and marketing to research and development.
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
Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results. The adoption of ASC 606 had an inconsequential impact on the comparability of our financial results for the periods ended September 30, 2018 and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 *	2017	2018 *	2017
Revenue	$134,014	$121,796	$399,644	$350,029
Cost of revenue	36,171	35,708	109,556	104,978
Gross profit	97,843	86,088	290,088	245,051
Operating expenses:
Sales and marketing	53,215	60,554	172,281	179,521
Research and development	19,705	16,389	52,014	44,484
General and administrative	23,128	21,249	67,214	64,866
Restructuring	221	—	8,946	—
Total operating expenses	96,269	98,192	300,455	288,871
Income (loss) from operations	1,574	(12,104)	(10,367)	(43,820)
Other income (expense):
Interest income	1,659	749	6,143	2,021
Interest expense	(5,335)	(3,373)	(22,826)	(10,015)
Other, net	177	376	(2,029)	921
Other income (expense), net	(3,499)	(2,248)	(18,712)	(7,073)
Loss before income tax provision	(1,925)	(14,352)	(29,079)	(50,893)
Income tax provision	(522)	(503)	(1,591)	(1,438)
Net loss	$(2,447)	$(14,855)	$(30,670)	$(52,331)

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018 *	2017	2018 *	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	27.0%	29.3%	27.4%	30.0%
Gross profit	73.0%	70.7%	72.6%	70.0%
Operating expenses:
Sales and marketing	39.7%	49.7%	43.1%	51.3%
Research and development	14.7%	13.5%	13.0%	12.7%
General and administrative	17.3%	17.4%	16.8%	18.5%
Restructuring	0.2%	—%	2.2%	—%
Total operating expenses	71.8%	80.6%	75.2%	82.5%
Income (loss) from operations	1.2%	(9.9)%	(2.6)%	(12.5)%
Other income (expense):
Interest income	1.2%	0.6%	1.5%	0.6%
Interest expense	(4.0)%	(2.8)%	(5.7)%	(2.9)%
Other, net	0.1%	0.3%	(0.5)%	0.3%
Loss before income tax provision	(1.4)%	(11.8)%	(7.3)%	(14.5)%
Income tax provision	(0.4)%	(0.4)%	(0.4)%	(0.4)%
Net loss	(1.8)%	(12.2)%	(7.7)%	(15.0)%

*See Note 1 for summary of adjustments.
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue (in thousands)	$134,014	$121,796	$399,644	$350,029
Subscription revenue (in thousands)	$118,844	$101,130	$346,749	$290,478
Unlevered free cash flow (in thousands)	$32,067	$16,075	29,789	(2,740)
Number of clients	3,428	3,146	3,428	3,146
Number of users (in millions)	38.5	33.5	38.5	33.5

Revenue increased by $12.2 million, or 10%, for the three months ended September 30, 2018 as compared to the same period in 2017 and increased by $49.6 million, or 14%, for the nine months ended September 30, 2018 as compared to the same period in 2017. Revenue growth on a constant currency basis was 10% for the three months ended September 30, 2018 as compared to the same period in 2017 and 12% for the nine months ended September 30, 2018 as compared to the same period in 2017. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the success of our focus on recurring revenue and reducing our professional services business, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.

The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Subscription revenue	$118,844	$101,130	$346,749	$290,478
Percentage of subscription revenue to total revenue	88.7%	83.0%	86.8%	83.0%
Professional services revenue	$15,170	$20,666	$52,895	$59,551
Percentage of professional services revenue to total revenue	11.3%	17.0%	13.2%	17.0%
	$134,014	$121,796	$399,644	$350,029
Subscription revenue increased by $17.7 million, or 18%, for the three months ended September 30, 2018 as compared to the same period in 2017, and increased by $56.3 million, or 19%, for the nine months ended September 30, 2018 as compared to the same period in 2017. Subscription revenue growth on a constant currency basis was 18% for the three months ended September 30, 2018 as compared to the same period in 2017 and 17% for the nine months ended ended September 30, 2018 as compared to the same period in 2017. The increase was attributable to new business, which includes new clients, upsells, cross-sells and renewals from existing clients.
Professional services revenue decreased by $5.5 million, or 27%, for the three months ended September 30, 2018 as compared to the same period in 2017 and decreased by $6.7 million, or 11%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The decrease of professional services revenue is attributed to the continued execution of the strategic initiative announced in the fourth quarter of 2017, which is to sharpen our focus on recurring revenue growth and migrate much of our implementation services to our global partners.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue for United States	$86,507	$78,341	$253,774	$229,428
Percentage of total revenue for United States	64.6%	64.3%	63.5%	65.5%
Revenue for all other countries	$47,507	$43,455	$145,870	$120,601
Percentage of total revenue for all other countries	35.4%	35.7%	36.5%	34.5%
	$134,014	$121,796	$399,644	$350,029

Unlevered free cash flow for the three months ended September 30, 2018 was $32.1 million, resulting in an unlevered cash flow margin of 23.9%, as compared to unlevered free cash flow of $16.1 million and unlevered cash flow margin of 13.2% for the same period in 2017. Unlevered free cash flow for the nine months ended September 30, 2018 was $29.8 million, resulting in an unlevered cash flow margin of 7.5%, as compared to unlevered free cash flow of $(2.7) million and unlevered cash flow margin of (0.8)% for the same period in 2017.
Our number of clients grew 9% at September 30, 2018 compared to September 30, 2017 and our number of users increased 15% at September 30, 2018 compared to September 30, 2017.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Cost of revenue	$36,171	$35,708	$109,556	$104,978
Gross profit	$97,843	$86,088	$290,088	$245,051
Gross margin	73.0%	70.7%	72.6%	70.0%

Cost of revenue increased $0.5 million, or 1%, for the three months ended September 30, 2018 as compared to the same period in 2017. The increase in cost of revenue was primarily due to $1.6 million in increased capitalized software amortization, $1.5 million in increased data center and network infrastructure costs and $1.1 million in increased content costs. These increased costs were partially offset by a $2.0 million decrease in amortization of intangible assets and a $1.3 million decrease in external implementation service costs.
Cost of revenue increased $4.6 million, or 4%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase in cost of revenue was primarily due to $4.5 million in increased capitalized software amortization, $3.4 million in increased data center and network infrastructure costs, $3.3 million in increased content costs and $1.3 million in increased third-party implementation costs. These increased costs were partially offset by a $6.4 million decrease in amortization of intangible assets and a $1.4 million decrease in employee-related costs.
The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin. Aside from the improvement in gross margin from the higher mix of subscription revenue, we expect gross margin to increase over time as we optimize the efficiency of our operations and continue to scale our business.
Sales and Marketing

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Sales and marketing	$53,215	$60,554	$172,281	$179,521
Percent of revenue	39.7%	49.7%	43.1%	51.3%
Sales and marketing expenses decreased $7.3 million, or 12% for the three months ended September 30, 2018 as compared to the same period in 2017. As a percentage of revenue, sales and marketing expense decreased by approximately ten percentage points, primarily resulting from a combination of increased cost efficiency, reduction in headcount as part of our planned restructuring and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
Sales and marketing expenses decreased $7.2 million, or 4%, for the nine months ended September 30, 2018 as compared to the same period in 2017. As a percentage of revenue, sales and marketing expense decreased by approximately eight percentage points, primarily resulting from a combination of increased cost efficiency, reduction in headcount as part of our planned restructuring and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
We assess our investments in new and existing markets strategically and we believe we have gained leverage through our operational excellence initiatives. We expect over time sales and marketing expense, as a percentage of revenue, to continue to decrease as we gain efficiency throughout the various sales teams. Additionally, as described above, during the third quarter of 2018, we reallocated certain resources from sales and marketing to research and development.
Research and Development

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
Research and development	$19,705	$16,389	$52,014	$44,484
Percent of revenue	14.7%	13.5%	13.0%	12.7%
Research and development expenses increased by $3.3 million, or 20%, for the three months ended September 30, 2018 as compared to the same period in 2017. The increase was principally due to an increase in research and development headcount.
Research and development expenses increased by $7.5 million, or 17%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was principally due to an increase in research and development headcount.

We continue to develop and release new products and new features within existing products and, as a result, we expect research and development expense to increase proportionately with revenue. Additionally, as described above, during the third quarter of 2018, we reallocated certain resources from sales and marketing to research and development.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $8.4 million and $6.1 million of software development costs and amortized $6.0 million and $4.4 million in the three months ended September 30, 2018 and 2017, respectively and capitalized $23.4 million and $19.3 million of software development costs and amortized $17.0 million and $12.5 million in the nine months ended September 30, 2018 and 2017.
General and Administrative

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(dollars in thousands)
General and administrative	$23,128	$21,249	$67,214	$64,866
Percent of revenue	17.3%	17.4%	16.8%	18.5%
General and administrative expenses increased by $1.9 million, or 9%, for the three months ended September 30, 2018 as compared to the same period in 2017. The increase was primarily due to $1.4 million of increased professional and consulting expenses.
General and administrative expenses increased by $2.3 million, or 4%, for the nine months ended September 30, 2018 as compared to the same period in 2017. The increase was primarily due to $2.9 million of increased professional and consulting expenses and $1.1 of increased dues and licenses. This increase was offset by $2.7 million of decreased employee-related costs.
We expect over time our general and administrative expense to increase in absolute dollars but decrease as a percentage of revenue as we continue our cost containment measures.
Restructuring

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Restructuring	$221	$—	$8,946	$—
Percent of revenue	0.2%	—%	2.2%	—%
Restructuring expenses of $0.2 million and $8.9 million were recorded in the three months and nine months ended September 30, 2018, respectively, which consisted primarily of payroll-related costs, such as stock compensation, severance, outplacement costs and continuing healthcare coverage, associated with employee terminations. As of September 30, 2018, the Company incurred an aggregate total of $10.5 million of restructuring expense since December 2017, which consisted primarily of stock-based compensation expense of $6.2 million and payroll related costs of $4.3 million.
Other Income (Expense)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Interest income	$1,659	$749	$6,143	$2,021
Interest expense	(5,335)	(3,373)	(22,826)	(10,015)
Other, net	177	376	(2,029)	921
Total	$(3,499)	$(2,248)	$(18,712)	$(7,073)

Interest income for the three months and nine months ended September 30, 2018 increased $0.9 million and $4.1 million, respectively, as compared to the same periods in 2017 due to the increase in interest income earned on the increased cash balance in the money market account.
Interest expense for the three months and nine months ended September 30, 2018 increased by $2.0 million and $12.8 million, respectively, as compared to the same periods in 2017 due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three months and nine months ended September 30, 2018 and 2017, respectively, were primarily driven by fluctuations in the Euro and U.S. Dollar in relation to the British Pound.
Income Tax Provision

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Income tax provision	$(522)	$(503)	$(1,591)	$(1,438)
For the three and nine months ended September 30, 2018, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At September 30, 2018, our principal sources of liquidity were $136.6 million of cash and cash equivalents, investments in marketable securities of $254.4 million and $97.4 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “2018 Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The 2018 Notes matured on July 1, 2018. On July 2, 2018, we repaid the $253.0 million in principal amount of the 2018 Notes, which are no longer outstanding.
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
In September 2018, we used approximately $18.2 million of cash in connection with our acquisition of Workpop Inc.
In November 2018, we entered into a definitive agreement to acquire Grovo Learning, Inc., a leading provider of microlearning content, for approximately $24.0 million in an all-cash transaction. The determination of the final purchase price is subject to certain working capital and other post-closing adjustments.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2018	2017
Net cash provided by operating activities	$45,265	$15,927
Net cash used in investing activities	(37,123)	(34,046)
Net cash (used in) provided by financing activities	(264,429)	9,722
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $45.3 million for the nine months ended September 30, 2018 compared to $15.9 million for the nine months ended September 30, 2017. The increase in operating cash flow was primarily due to improved profitability, improved collections and other working capital changes in 2018 when compared to 2017.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $37.1 million for the nine months ended September 30, 2018, compared to $34.0 million for the nine months ended September 30, 2017. The increase in cash used in investing activities was primarily due to the acquisition of Workpop Inc., which is partially offset by an increase in the maturities of investments.
Cash used in financing activities was $264.4 million for the nine months ended September 30, 2018, compared to cash provided by financing activities of $9.7 million for the nine months ended September 30, 2017. The decrease in financing cash flows was primarily due to the repayment of the 2018 Notes.
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
The following is a summary of our stock repurchases under our $100.0 million share repurchase program as of November 2, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures	Amount Remaining Under Program
November 8, 2017 - December 31, 2017	635	$35.55	$22,599
January 1, 2018 - March 31, 2018	423	$37.84	16,024
April 1, 2018 - June 30, 2018	444	$46.66	20,718
July 1, 2018 - September 30, 2018	300	$53.82	$16,143
Subtotal	1,802	$41.86	$75,484	$24,516

October 1, 2018 - November 2, 2018	307	$51.62	15,867
Total	2,109	$43.28	$91,351	$8,649
Contractual Obligations
There have been no material changes in contractual obligations from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 24, 2018 except for the following: we entered into an operating lease agreement with remaining obligations of approximately $0.5 million in 2018, $6.9 million in 2019, $7.2 million in 2020, $7.5 million in 2021, $7.8 million in 2022 and $8.5 million thereafter.

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
Interest Rate Risk
At September 30, 2018, we had cash and cash equivalents of $136.6 million and investments of $256.4 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in a $0.4 million reduction on the fair market value of our portfolio as of September 30, 2018. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. Dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2018, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $10.9 million.

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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 22 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in October 2014, Skillsoft Corp. acquired SumTotal Systems, Inc., in May 2017, Saba Software, Inc. acquired Halogen Software, Inc. and in October 2018, Saba Software, Inc. acquired Lumesse. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our management, operational and financial resources. For example, our headcount has decreased from 1,960 employees on September 30, 2017 to 1,892 employees on September 30, 2018. In addition, we have several international offices, including in Australia, Brazil, France, Germany, Hong Kong, India, Israel, Japan, Netherlands, New Zealand, Spain, Sweden and the United Kingdom. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
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
In September 2018, we acquired Workpop Inc., a web and mobile solution for candidates and hiring managers in service-based industries, in November 2014, we acquired Evolv Inc., a machine learning and data science platform provider, and in April 2012, we acquired Sonar Limited, a SaaS talent management solution provider serving small businesses. In the future, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.
Other than our acquisitions of Workpop Inc., Evolv Inc. and Sonar Limited, we do not have any experience in acquiring other businesses. We may not be able to successfully integrate the personnel, operations and technologies of any businesses that we have acquired or may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:

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
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our human capital management platform through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we currently rely on two third-party data center hosting facilities, which we lease, and the expertise of members of our engineering and software development teams for the continued performance of our platform. We are in the process of migrating our platform from our leased data center hosting facilities to third-party data center hosting facilities operated by Amazon Web Services (“AWS”). After we complete this migration, we will rely extensively on AWS to provide our clients and their users with fast and reliable access to our products. Any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of AWS, could harm our reputation, business and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

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
In December 2017, we announced that we were implementing a restructuring plan to reduce the headcount of our global service delivery team, as well as the headcount of some of our sales teams, representing a workforce reduction of approximately six percent. In connection with this action, we incurred approximately $0.2 million of expenditures in the quarter ended September 30, 2018 and $10.5 million of expenditures since the plan was announced in December 2017 through September 30, 2018. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy.
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
We have incurred losses since our inception. We experienced net losses of $2.4 million, $30.7 million, $61.3 million, $66.8 million and $85.5 million for the three and nine months ended September 30, 2018, and years ended December 31, 2017, 2016 and 2015, respectively. At September 30, 2018, our accumulated deficit was $526.8 million and total stockholders’ equity was $54.4 million. We expect to continue to incur operating losses as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from achieving or sustaining profitability. In addition, our ability to achieve profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to achieve or sustain profitability on a quarterly or annual basis.
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
At September 30, 2018, we had $136.6 million in cash and cash equivalents and $254.4 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.
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
In November 2017, our board of directors authorized a $100.0 million share repurchase program, pursuant to which we have repurchased $75.5 million of shares as of September 30, 2018. Although our board of directors has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
Conversion of our convertible notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their notes, or may otherwise depress the price of our common stock.
The conversion of some or all of our convertible notes due 2021, to the extent we deliver shares upon conversion of the 2021 notes, will dilute the ownership interests of existing stockholders. The convertible notes due 2021 and the underlying shares issuable upon conversion of such 2021 notes may be sold pursuant to a resale registration statement on Form S-3 filed with the U.S. Securities and Exchange Commission by the Company on August 7, 2018. Any sales in the public market of the 2021 notes or our common stock issuable upon conversion of the 2021 notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
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

Issuer Purchases of Equity Securities

The following table summarizes stock repurchases during the three months ended September 30, 2018 (in thousands, except per share amounts) under our $100.0 million share repurchase program:

Period	# of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
July 1, 2018 - July 31, 2018	43	$47.15	43
August 1, 2018 - August 31, 2018	216	$54.78	216
September 1, 2018 - September 30, 2018	41	$55.71	41
Total	300	$53.82	300	$24,516

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
Date: November 9, 2018