Form 10-K
period 2018-12-31
Cornerstone OnDemand Inc
filed 2019-02-26
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Suite 620 South
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
None
______________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”).    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2018, the last day of the registrant’s most recently completed second fiscal quarter, was $1,303,889,877 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2018).
On February 20, 2019, 59,100,210 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2018.

CORNERSTONE ONDEMAND, INC.
2018 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2019 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

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
We were founded with a passion for empowering people through learning and a conviction that people should be an organization's greatest competitive advantage. We are a global human capital management leader with a core belief that companies thrive when they help their employees to realize their potential. Putting this belief into practice, we offer solutions to help companies strategically manage and continuously develop their talent throughout the entire employee lifecycle. Featuring comprehensive recruiting, personalized learning, development-driven performance management, and holistic HR planning, our human capital management platform is successfully used by more than 3,535 global clients of all sizes, spanning more than 40 million users across 192 countries and 43 languages.
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
Our enterprise human capital management platform is composed of four product suites:

•	Our Recruiting suite helps organizations to attract, hire, and onboard the right employees;

•
Our Learning suite provides robust, modern learning management software designed to scale with the organization. Cornerstone Learning comprehensively supports compliance, knowledge sharing, and employee-driven development training to close skills gaps. Our content offering delivers fresh, modern content, fueling employee curiosity and inspiring growth;

•	Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management and succession planning; and

•	Our HR suite provides an aggregated view of all employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.

The Market
The Human Capital Management (“HCM”) technology market is one of the largest in the software industry. According to an International Data Corporation (“IDC”) market forecast report, titled “Worldwide Human Capital Management and Payroll Applications Forecast, 2017-2021,” published in June 2017, the global market for Human Capital Management and Payroll Applications in 2018 was predicted to be $19.7 billion, of which $15 billion is for HCM applications. According to IDC, the HCM application market in particular is expected to grow to $19.7 billion by 2021, representing a 9.0% CAGR, and includes payroll, HR, talent acquisition, workforce management, document management, performance management, compensation management, and succession planning.
The global corporate training market is also one of the largest in the software industry. According to a Training Industry, Inc. report, titled “The Anatomy of the Modern Learning System,” global spend on corporate training initiatives was estimated to be $362 billion in 2017, of which approximately $25 billion was spent on third-party external training courses in North America.
Our Human Capital Management Platform
Our human capital management platform is a comprehensive Software-as-a-Service (“SaaS”) solution that consists of four integrated suites to help organizations manage their recruiting, learning, performance and HR administration processes. These suites are supplemented by state-of-the-art analytics and reporting as well as a number of cross-product tools for employee profile management and e-learning content aggregation and delivery. We believe that our human capital management platform delivers the following benefits:

•
Comprehensive Functionality. Our platform provides a comprehensive approach to human capital management by offering products to address all stages of the employee lifecycle: recruiting, onboarding, learning, performance, succession, compensation, enterprise social collaboration and HR administration processes. Employees use our platform throughout their careers to engage in performance processes such as goal management, performance reviews, continuous feedback, competency assessments and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans or succession processes; and to connect and collaborate with co-workers by leveraging enterprise social networking tools. Employee managers and HR managers use our platform to perform their human capital administrative responsibilities effectively throughout their employees’ careers. We believe our comprehensive, unified platform enables our clients to align their human capital management processes and practices with their broader strategic goals.

•
Flexible and Highly Configurable. Our platform offers substantial configurability that allows our clients to match the use of our software with their specific business processes and workflows. We also provide web services to facilitate the importing and exporting of data to and from other client systems, such as enterprise resource planning and human resource information system platforms. Our clients can configure various features, functions and work flows in our platform by business unit, division, department, region, location, job position, pay grade, cost center, or self-defined organizational unit. Our clients are able to adjust features to configure specific processes, such as performance review workflows or training approvals, to match their existing or desired practices. This high level of configurability means that custom coding projects generally are not required to meet the diverse needs of our clients.

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

•
Scalable to Meet the Needs of Organizations. Our platform has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our platform is capable of supporting deployments of various sizes. Today we service 40 multi-national corporations with over 150,000 active users each. Our largest deployment is for over 600,000 users.

•
Insights and Predictive Analysis. Our platform leverages technology powered by a highly refined machine learning system for human capital management. We also offer a large network of shared talent data. This enables leaders to answer critical questions about how to better hire, manage, retain, and reward talent with dashboards that can be drilled down to individual employees. Enhanced by additional Cornerstone suite usage, these insights allow organizations to manage their human capital proactively and be strategic with initiatives that affect thousands of employees across many groups and locations.

•
Continued Innovation through Collaborative Product Development. We work collaboratively with our clients on an ongoing basis to develop almost every part of our platform. The vast majority of our thousands of software features were designed using feedback from existing and prospective clients based on their specific functional requests.

•
Focus on Data Privacy. We have designed our platform to meet certain rigorous industry and jurisdictional security standards and to help assure clients that their sensitive data is protected across the system. We ensure high levels of security by logically segregating each client’s data from the data of other clients and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our clients. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously.

Our Human Capital Management Solutions
Our comprehensive human capital management platform is a collection of four integrated suites to help organizations manage key phases of the employee life cycle. To complement our platform, we offer a number of cross-product tools for analytics and reporting, employee profile management and e-learning content aggregation.
Cornerstone Recruiting
Cornerstone Recruiting. Our applicant tracking product supports the modern ways that organizations attract and hire new employees. From easily tracking applicants through the hiring process, to managing interviews and tracking feedback, our solution simplifies processes to save recruiters and hiring managers time. With mobile-friendly, customizable career sites, organizations can showcase their unique employer brand to attract top talent.
Cornerstone Onboarding. Our onboarding product enables clients to tailor resources based on a new hire's specific position - avoiding wasted effort and enabling new hires to focus on meaningful activities that accelerate productivity to help new employees acclimate quickly by providing a personalized, modern, onboarding experience that equips them with the right resources. The onboarding product complements the recruiting product by providing a seamless and engaging experience for the employee, while reducing administrative burden and promoting collaboration across departments.
Our Recruiting suite is utilized by approximately 23% of our total base of 3,535 clients.
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
Cornerstone Extended Enterprise. Our extended enterprise product helps clients provide training and enablement to their customers, vendors and distributors. The extended enterprise product empowers clients to develop new profit centers, increase sales, cut support costs and boost channel productivity.
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

Cornerstone Content. Our Cornerstone Content solutions enable organizations to deliver fresh, modern content to their workforce. We have entered into license agreements with a wide range of vendors that provide off-the-shelf e-learning content and custom learning content development services. Through this network, we are able to offer an extensive library of online training content to our clients through our Learning Experience Platform. Content Anytime is our proprietary, foundational e-learning content subscription which integrates seamlessly into Cornerstone Learning. The subscription provides access to pre-curated packages around a variety of popular topics. We plan to expand our Content Anytime offering as part of our strategic initiative to grow our content sales.
Our Learning suite is utilized by approximately 87% of our total base of 3,535 clients.
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
Our Performance suite is utilized by approximately 52% of our total base of 3,535 clients.
Cornerstone HR
Cornerstone HR. Our HR product offers a modern interface for centralized HR administration across an organization’s disparate systems. Acting as a source of truth for core employee and talent data, the system supports employee self-service, absence management, organization management and records administration.
Cornerstone View. Our view product allows clients to access HR data across our human capital management products. The view product enables organizations to utilize interactive data visualization tools to discover their top performers and future leaders, proactively answer workforce questions, and achieve business results.
Cornerstone Benchmark. Our benchmark product enables organizations to compare internal employee data with peers in external companies or across divisions, subdivisions, subsidiaries, or regions within their own organization. Both options allow the organization to visualize how they compare against custom and internal business segments across a variety of metrics.
Our HR suite is utilized by approximately 5% of our total base of 3,535 clients.
Our Strategy
Our goal is to empower people, organizations and communities to realize their potential with a comprehensive human capital management platform that is built to last. Our growth strategy since inception has been deliberate and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without experiencing business contraction. We plan to continue with the same systematic approach in the future. Key elements of our strategy include:
Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last twenty years a deep understanding of the human capital management challenges our clients face. We continually collaborate with our clients to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in human capital management and client relationships to develop new products, features and functionality that will enhance our platform and expand our addressable market.

Retain and Expand Business with Existing Clients. We believe our existing installed base of clients offers a substantial opportunity for growth.

•
Focus on Client Success, Retention and Growth. We believe focusing on our clients’ success will lead to our own success. We have developed a Client Success Framework that governs our operating model. Since 2002, we have averaged annual gross dollar retention rates of approximately 95%. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service, support and increasing functionality.

•
Sell Additional Products to Existing Clients. We believe there is a significant growth opportunity in selling additional functionality to our existing clients. Many clients have added functionality subsequent to their initial deployments as they recognize the benefits of our unified platform. As a result, approximately 71% of our clients today utilize two or more products and approximately 41% utilize three or more products. With our expanding product portfolio functionality, we believe significant upsell opportunity remains within our existing client base.

Focus on Growing Recurring Revenue. Beginning in 2018, we focused our go-to-market capabilities on driving recurring revenue growth. We believe our primary growth drivers are as follows:

•
Invest in Direct Sales in North America. We believe that the market for human capital management is large and remains significantly underpenetrated. In particular, Recruiting and Content provide an opportunity to increase our recurring sales to both new and existing clients. Additionally, we believe the Small and Medium-sized Business (SMB) market represents a very large and underpenetrated opportunity.

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our platform internationally. We intend to grow our Europe, Middle-East and Africa ("EMEA") and Asia-Pacific and Japan ("APJ") operations. As of December 31, 2018, we had 827 clients in EMEA and 198 clients in APJ.

•
Grow Our Cornerstone Content Anytime Sales. We believe there is a significant market opportunity for developing employees throughout their careers with modern, fresh e-learning content. Our Content Anytime subscription offering provides access to industry leading content which we believe will increase user engagement on our platform. Our content partners for Content Anytime include industry leaders as well as regional, functional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly in our human capital management platform. We intend to enter into additional license agreements to continue providing the best content available for our clients.

•
Expand the Ecosystem. During 2018, we migrated a sizable portion of our implementation services to our partners. We have also expanded in recent years our relationships with various third-party consulting firms to deliver the successful implementation of our platform and to optimize our clients’ use of our platform during the terms of their engagements. Our partner strategy and experience includes certifications and curricula developed to ensure successful delivery by our partners and continued high client satisfaction. We believe we have a significant opportunity to leverage these third-parties interested in building or expanding their businesses to increase our market penetration.

Increase Operating Income and Free Cash Flow. In November 2017, we announced a strategic plan designed to better position us for long-term growth and increase shareholder value. We believe managing our operating costs while making smart investments in scaling our middle and back-office operations to support recurring revenue growth is critical to our long-term success. We intend to focus on operational excellence initiatives that drive increases in operating income and free cash flow.
Acquisitions. We may acquire or invest in additional businesses, products or technologies that we believe will complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. Most recently, in November 2018, we acquired Grovo Learning, Inc., a leading provider of Microlearning® content, and in September 2018, we acquired Workpop Inc., a web and mobile solution for candidates and hiring managers in service-based industries. We completed these transactions to support our strategic initiatives to enhance the Recruiting and Content areas of our platform.
Global Client Success
We are dedicated to the success of our clients. We have developed a Client Success Framework which governs our operational model, the structure of our Client Management teams and the types of services necessary at each stage of a client’s lifecycle.
Within this framework, we have developed the following roles with primary responsibility to our clients at various levels of their organizations:

•	Client Executives who interact with executive-level sponsors and human resources executives at a client and are focused on the overall relationship, including sales to existing clients;

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
Technology, Operations and Research and Development
Our human capital management platform is designed and deployed with an on-demand, multi-tenant, and multi-user architecture which our clients access via a standard web browser. It currently uses a single code base, with all of our clients running on the current version of our software. We employ a modularized architecture to balance the load of clients on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our clients. Our existing infrastructure has been designed with sufficient capacity to meet our current and estimated near term future needs. Global uptime in 2018 was 99.986%.
We physically host our human capital management platform for our clients in secure third-party data center facilities located in the United States, the United Kingdom, France, and Germany. These facilities provide physical security, including biometric access controls and systems security, redundant power and environmental controls.
We are continuing to build out services and functionality in the public cloud with a view to migrating more software to the public cloud over time. This strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities as we continue moving from a monolithic to a microservices architecture. We maintain the same or higher standards of security and compliance with our public cloud providers as we do in our leased facilities.
Our ability to compete depends largely on our continuous commitment to product development and ability to rapidly introduce new products, technologies, features, and functionality. The responsibilities of our research and development organization include product management, product development, quality assurance, IT security, and technology operations. Our research and development organization is global, with major engineering centers in the United States, Israel, New Zealand, and India.
Sales and Marketing
Sales
We sell our software, content and services both directly through our sales force and indirectly through our domestic and international network of distributors. We currently service clients in a wide range of industries, including, among others business services, financial services, healthcare, pharmaceuticals, insurance, manufacturing, retail and high technology. We have a number of direct sales teams organized by market segment, industry vertical, and geographic regions such as the Americas, EMEA, and Asia-Pacific and Japan.
Our direct sales team is supported by product specialists who provide technical and product expertise to facilitate the sales process. Our sales enablement professionals provide on-boarding and ongoing professional development for the sales professionals to increase their effectiveness at selling in the field. We also maintain a separate team of client executives responsible for renewals and up-sales to existing clients.
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
Most of our sales efforts are competitive, often involving requests for proposals. We compete primarily on the basis of providing a highly configurable, comprehensive, fully unified platform for human capital management as opposed to specific service offerings.
In the applicant tracking systems segment, which our Recruiting suite offerings serve, our principal competitors include companies such as Oracle Corporation, International Business Machines Corporation and Saba Software, Inc. (Lumesse). In the learning management systems segment, which our Learning suite offerings each serve, our principal competitors include companies such as Oracle Corporation, Saba Software, Inc., SAP America, Inc. and SkillSoft Corp. In the performance management systems segment, which our Performance suite offerings each serve, our principal competitors include companies such as Saba Software, Inc., Talentsoft SA, Oracle Corporation, Peoplefluent, Inc. and SAP America, Inc. These vendors are, like us, largely SaaS providers. We compete in these segments primarily on the basis of:

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

Government Contracts
Many of our contracts with government agencies are subject to termination at the election of the government agency. While our government contracts generally do not provide for renegotiation of fees at the election of the government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments otherwise payable under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts. For additional information, see “Risk Factors-Our sales to government entities are subject to a number of additional challenges and risks.”
Seasonality
Our sales are seasonal in nature. We sign a higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last month, and often the last two weeks, of that quarter. Our agreements generally come up for renewal at the same time of the year they were originally signed, which further amplifies the seasonal nature of our sales.
We believe this seasonality is driven by several factors, most notably the tendency of our clients’ procurement departments to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations.
Employees
At December 31, 2018, we had 1,953 employees. None of our employees are covered by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong.
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
Available Information
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

Item 1A.    Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see Part I, “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
Risks Related to Our Business and Industry
Unfavorable conditions in our industry or the global economy, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. The revenue growth and potential profitability of our business depends on demand for enterprise application software generally and for human capital management platform in particular. We sell our human capital management platform primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our products may be negatively affected. Historically, economic downturns have resulted in overall reductions in spending on information technology and human capital management platforms as well as pressure from clients and potential clients for extended billing terms. If economic conditions deteriorate, our clients and potential clients may elect to decrease their information technology and human capital management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
Our business depends substantially on the level of our client satisfaction and specifically on clients renewing their agreements with us, purchasing additional products from us or adding additional users. Any significant decline in our client satisfaction rates or clients renewing their agreements, purchasing additional products or adding additional users would harm our future operating results.
In order for us to improve our operating results, it is important that our client satisfaction remains high and that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and we cannot assure you that our clients will renew their subscriptions at the same or a higher level of service, if at all. Every year, some of our clients elect not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products or fail to add new users, our revenue may decline and our operating results may be harmed.
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
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing terms and collection cycles in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers and partners when we outsource client service projects;

•	our ability to manage the quality and completion of the client implementations performed by partners;

•	the timing and duration of our client implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among large, mid-sized and small organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to exploit Big Data to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021;

•	business disruptions, costs and future events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•
fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to the United Kingdom's vote in favor of exiting the European Union (often referred to as “Brexit”);

•	general economic, industry and market conditions; and

•
various factors related to disruptions in our SaaS hosting network infrastructure, defects in our products, privacy and data security and exchange rate fluctuations, each of which is described elsewhere in these risk factors.

In light of the foregoing factors, we believe that our financial results, including our revenue, operating income and free cash flows may vary significantly from period-to-period. As a result, period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of future performance.

Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our clients to litigation, regulatory investigations and penalties and other potential liabilities.
Our human capital management platform enables our clients to collect, manage and store a wide range of data, including personal data, related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed laws governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the European Union (the “EU”) and its member states, the United Kingdom (the “UK”), Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our clients, but also directly on us. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance and the cost and complexity of selling and delivering our solutions.
For example, the EU’s General Data Protection Regulation (“GDPR”), which took effect on May 25, 2018, imposes new obligations on our clients and directly on us. Among other obligations under the GDPR, we are required to give more detailed disclosure about how we collect, use and share personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million euros or 4% of their worldwide annual turnover.
In addition, the mechanisms allowing companies to transfer personal data outside of the European Economic Area (“EEA”) face ongoing legal challenges in the EU and threaten our ability to lawfully process personal data where we operate outside of the EEA. One of these challenges has been brought against the EU-U.S. Privacy Shield Framework, which we rely on for transfers of personal data from the EEA to the United States. We also rely on the European Commission’s recognition of Israel and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from the EEA to those countries. Finally, we rely on the European Commission’s Standard Contractual Clauses for transfers of personal data from the EEA to India, where we also maintain a significant support center. Loss of our ability to lawfully transfer personal data out of the EEA to these or any other jurisdictions may cause reluctance or refusal by current or prospective European clients to use our products. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of delivering our services.
Further, “Brexit” has created uncertainty with regard to data protection regulation in the United Kingdom, where our operations involve the processing of EU residents’ personal data. In particular, it is unclear whether, after Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the UK will be regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK, can comply with UK and EU law post-Brexit.
Just over a month after the GDPR took effect, the California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation.
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
In addition to government activity, privacy advocacy and other industry groups have established or may establish new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certifications and other standards established by third parties, such as ISO 27001. If we are unable to earn and maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.

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
The market for human capital management platforms is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. If we fail to compete effectively, our business will be harmed. Some of our principal competitors offer their products or services at a lower price, which has resulted in pricing pressures. Similarly, some competitors offer different billing terms, which has resulted in pressures on our billing terms. If we are unable to maintain our pricing levels and billing terms, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.
We face competition from paper-based processes and desktop software tools. We also face competition from custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, International Business Machines Corporation, Oracle Corporation, Peoplefluent, Inc., Saba Software, Inc., SAP America, Inc., Skillsoft Corp., Talentsoft and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
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
Our systems collect, access, use and store personal and other client proprietary information. As a result, we are subject to security risks and are required to invest significant resources to prevent, mitigate, or correct issues arising from potential or actual security breaches. If a security breach occurs, our reputation could be harmed, our business may suffer and we could incur significant liability.
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

Techniques to compromise IT systems have become more complex over time and are often not identified until they are exploited. As a result, we may be unable to anticipate or prevent such techniques. Our products operate in conjunction with and are dependent on a broad range of products, components and third-party services, and a vulnerability in any of them can expose us to a security breach. In addition, our customers and their third-party service providers may not have adequate security measures in place to protect their data that is stored in our platform, and, because we do not control our customers or their service providers, we cannot prevent vulnerabilities in their security measures from being exploited.
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
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our human capital management platform through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we currently rely on four third-party data center hosting facilities, which we lease, and the expertise of members of our engineering and software development teams for the continued performance of our platform. We are in the process of migrating our platform from our leased data center hosting facilities to public cloud third-party data center providers. After we complete this migration, we will rely extensively on these public cloud providers to provide to our clients and their users with fast and reliable access to our products. Any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of the public cloud providers could harm our reputation, business and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

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
Failure to effectively retain, expand, and continue to increase the productivity of our direct sales teams and develop and expand our indirect sales channel will impede our growth.
We will need to continue to increase the productivity of and expand our sales and marketing infrastructure in order to grow our client base and our business. We plan to expand our direct sales teams and engage additional third-party distributors, both domestically and internationally. Identifying, recruiting and training these people and entities will require significant time, expense and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our direct and indirect sales channels do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management attention in order to restructure our direct sales teams. In particular, if we are unable to achieve our expected productivity increases, we may not be able to significantly increase our revenue, profitability and/or free cash flows.

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
We rely significantly on implementation partners to deliver professional services to our clients, and if these implementation partners fail to deliver these professional services effectively, or if we are unable to incentivize new partners to service our customers, our operating results will be harmed.
We rely significantly on various partners to assist us in the successful implementation of our products and to optimize our clients’ use of our products during the terms of their engagements. We provide our implementation partners with specific training and programs to assist them in servicing our clients, but there can be no assurance that these steps will be utilized or effective. If these partners fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our results of operations may be adversely impacted. We also may not be able to incentivize new partners to service our customers. If we are unable to maintain our existing relationships or enter into new ones, we would have to devote substantially more resources to delivering our professional services. If we fail to effectively manage our implementation partners, our ability to sell our products and subscriptions and our operating results will be harmed.
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
If one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. For example, in May 2017, Saba Software, Inc. acquired Halogen Software, Inc.; and in October 2018, Saba Software, Inc. acquired Lumesse. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. Disruptions in our business caused by these events could reduce our revenue.
Our business and operations are experiencing growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our operational, financial and management resources. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture of rapid innovation, teamwork and attention to client success that has been central to our growth so far. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
For a detailed discussion of the risks related to our ability to expand our business internationally, manage growth in our SaaS hosting network infrastructure and expand parts of our organization to implement improved operational, financial and management controls and reporting systems and procedures, see the risk factors titled “—As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.” and “—We currently have a number of international offices and are expanding our international operations. Doing business internationally has unique risks with respect to operational execution and regulatory compliance.”

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
We have in the past acquired, and may in the future acquire, other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.
We have in the past acquired, and may in the future acquire, other companies or technologies. Most recently, in November 2018 we acquired Grovo Learning, Inc., a leading provider of Microlearning® content, and in September 2018, we acquired Workpop Inc., a web and mobile solution for candidates and hiring managers in service-based industries. In the future, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management, result in additional dilution, and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.
We have limited experience in acquiring other businesses. We may not be able to successfully integrate the personnel, operations and technologies of any businesses that we have acquired or may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	harm to our existing relationships with partners, distributors and clients, including as a result of competing in the markets in which such parties operate;

•	the potential loss of key employees and clients;

•	exposure to claims and disputes by third parties, including intellectual property claims and disputes;

•	the use of resources that are needed in other parts of our business; and

•	the use of substantial portions of our available cash to consummate the acquisition.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our auditors also need to audit the effectiveness of our internal control over financial reporting. These assessments need to include disclosure of any material weaknesses in our internal control over financial reporting.

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
In December 2017, we implemented a restructuring plan to reduce the headcount of our global service delivery team, as well as the headcount of some of our sales teams, representing a workforce reduction of approximately six percent. In connection with this action, we incurred approximately $8.9 million of expenditures in the year ended December 31, 2018 and $10.5 million of expenditures since the plan was announced in December 2017 through December 31, 2018. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy.
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
We currently have a number of international offices and are expanding our international operations. Doing business internationally has unique risks with respect to operational execution and regulatory compliance.
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
Our operations could be materially affected by changes in domestic and foreign economic, political or legal conditions. For example, in 2016 the UK held a referendum to determine whether the UK should leave the EU or remain as a member state, the outcome of which was in favor of leaving the EU. This event is commonly referred to as Brexit. We are monitoring developments related to Brexit, which could have significant implications for our business. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate in the event of a withdrawal from the EU, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital. The political and economic instability created by the UK’s vote to leave the EU has also caused and may continue to cause significant volatility in global financial markets and the value of the British pound currency or other currencies, including the euro.
Such a withdrawal from the EU is unprecedented, and it is unclear how the UK’s access to the European single market for goods, capital, services and labor within the EU, or single market, and the wider commercial, legal and regulatory environment, will impact our UK operations and customers. Our UK operations service customers in the UK as well as in other countries in the EU and the EEA, and these operations could be disrupted by Brexit, particularly if there is a change in the UK’s relationship to the single market.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the terms of the UK’s withdrawal from the EU, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make our doing business in the EU and the EEA more difficult. Even prior to any change to the UK’s relationship with the EU, the announcement of Brexit has created economic uncertainty surrounding the terms of Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, and results of operations.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the U.K. Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
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
In addition, in connection with the sale of our convertible notes due 2021, we entered into an investment agreement with Silver Lake providing Silver Lake with the option to purchase all or a portion of any equity securities, or instruments convertible into or exchangeable for any equity securities, in any proposed offerings by us until the earlier of June 2019 or such time as Silver Lake no longer has a representative and no longer has rights to have a representative on our board of directors. Although Silver Lake’s option will not apply to equity securities issued in connection with acquisitions, underwritten public offerings, strategic partnerships or commercial arrangements, or equity compensation plans, Silver Lake’s participation rights could impact our ability to raise additional capital.

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
Because we generally recognize subscription revenue from our clients over the terms of their agreements but incur most costs associated with generating such agreements upfront, rapid growth in our client base may put downward pressure on our operating margin in the short term.
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
We have a history of incurring losses. We experienced net losses of $33.8 million, $61.3 million and $66.8 million in 2018, 2017 and 2016, respectively. At December 31, 2018, our accumulated deficit was $530.0 million and total stockholders’ equity was $55.9 million. Although our operating losses have decreased in each of the last three years, and in the second half of 2018 we reported operating income, it is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.

The nature of our business requires the application of complex revenue and expense recognition rules and the current legislative and regulatory environment affecting GAAP is uncertain. Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
The accounting rules and regulations that we must comply with are complex and subject to interpretation by the Financial Accounting Standards Board (“FASB”), the Securities and Exchange Commission and various bodies formed to promulgate and interpret appropriate accounting principles. In addition, many companies’ accounting disclosures are being subjected to heightened scrutiny by regulators and the public. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
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
At December 31, 2018, we had $183.6 million in cash and cash equivalents and $204.7 million in short-term and long-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.
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
The conversion of some or all of our convertible notes due 2021, to the extent we deliver shares upon conversion of the 2021 notes, will dilute the ownership interests of existing stockholders. The convertible notes due 2021 and the underlying shares issuable upon conversion of such 2021 notes may be sold pursuant to a resale registration statement on Form S-3 that we filed with the Securities and Exchange Commission on August 7, 2018. Any sales in the public market of the 2021 notes or our common stock issuable upon conversion of the 2021 notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the notes may encourage short selling by market participants because the conversion of the notes could be used to satisfy short positions, or anticipated conversion of the notes into shares of our common stock could depress the price of our common stock.
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
Our certificate of incorporation, our bylaws and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and our bylaws include provisions that:

•
authorize “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms, until the 2021 annual meeting of stockholders, at which point all directors will be elected for a one-year term;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer or the president;

•
establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;

•	provide that our directors may be removed only for cause until the 2021 annual meeting of stockholders when all directors may be removed either with or without cause;

•	provide that vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum;

•	specify that no stockholder is permitted to cumulate votes at any election of directors; and

•	require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.
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
Our principal offices are located in Santa Monica, California, where we occupy approximately 94,000 square feet of office space under operating leases that expire in January 2024. We have additional established offices in Amsterdam, Netherlands; Auckland, New Zealand; Bangalore, India; Düsseldorf, Germany; Hong Kong; London, United Kingdom; Madrid, Spain; Mumbai, India; Munich, Germany; New York City, United States; Paris, France; Salt Lake City, United States; San Francisco, United States; São Paulo, Brazil; Singapore, Singapore; Stockholm, Sweden; Sunnyvale, United States; Sydney, Australia; Tel Aviv, Israel; and Tokyo, Japan to support our international operations. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

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
Market Information for Our Common Stock
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “CSOD” since March 17, 2011. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low closing sale prices for our common stock as reported on the Nasdaq Global Select Market.

	Fiscal 2018		Fiscal 2017
	High	Low	High	Low
First quarter	$45.66	$35.09	$43.75	$38.36
Second quarter	53.18	38.79	39.51	35.31
Third quarter	58.18	47.97	41.14	33.82
Fourth quarter	55.65	46.17	40.90	34.17
Holders of Record
As of January 31, 2019 there were 19 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.

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
The following graph compares (i) the cumulative total stockholder return on our common stock from December 31, 2013 through December 31, 2018 with (ii) the cumulative total return of the Nasdaq Global Market Index and (iii) the Nasdaq Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2013 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future.
COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Cornerstone OnDemand	$100.00	$66.03	$64.77	$79.37	$66.27	$94.60
Nasdaq Global Market Index	$100.00	$106.01	$106.00	$101.91	$127.16	$118.96
Nasdaq Computer & Data Processing Index	$100.00	$119.88	$127.36	$142.99	$198.42	$191.11
The comparisons shown in the graph and table above are based upon historical data. We caution that the stock price performance shown in the graph above is not necessarily indicative of, nor is it intended to forecast, the potential future performance of our common stock. See the disclosure in Part I, Item 1A. “Risk Factors.”
Equity Compensation Plan Information
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.
Issuer Purchases of Equity Securities
The following table summarizes stock repurchases during the year ended December 31, 2018 (in thousands, expect per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs (1)
January 1-31, 2018	219	$36.53	219	$69,413
February 1-28, 2018	161	38.93	161	63,138
March 1-31, 2018	44	40.32	44	61,376
April 1-30, 2018	100	39.67	100	57,389
May 1-31, 2018	212	48.46	212	47,113
June 1-30, 2018	131	49.11	131	40,658
July 1-31, 2018	43	47.15	43	38,648
August 1-31, 2018	216	54.78	216	26,818
September 1-30, 2018	41	55.71	41	24,515
October 1-31, 2018	307	51.62	307	8,648
November 1-30, 2018	177	48.81	177	—
December 1-31, 2018	—	—	—	—
	1,651	$46.85	1,651

(1)	In November 2017, our board of directors authorized a $100.0 million share repurchase program of our common stock. The share repurchase program was completed as of December 31, 2018.

Item 6.	Selected Financial Data
The consolidated statements of operations data for the three years ended December 31, 2018, 2017 and 2016 and the consolidated balance sheet data at December 31, 2018 and 2017, respectively, are derived from, and qualified by reference to, our audited financial statements included elsewhere in this Annual Report on Form 10-K. The consolidated statements of operations data for the two years ended December 31, 2015 and 2014 and the consolidated balance sheet data at December 31, 2016, 2015 and 2014, respectively, are derived from our audited financial statements not included in this Annual Report on Form 10-K.
The selected consolidated financial data below are not necessarily indicative of future performance and should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

	Years Ended December 31,
	2018 *	2017	2016	2015	2014
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$537,891	$481,985	$423,124	$339,651	$263,568
Cost of revenue	144,349	142,867	135,752	109,864	77,684
Gross profit	393,542	339,118	287,372	229,787	185,884
Operating expenses:
Sales and marketing	224,635	240,271	225,781	207,626	163,380
Research and development	76,981	61,975	46,977	40,991	30,618
General and administrative	90,749	84,589	70,956	49,877	41,802
Restructuring	8,946	1,539	—	—	—
Total operating expenses	401,311	388,374	343,714	298,494	235,800
Loss from operations	(7,769)	(49,256)	(56,342)	(68,707)	(49,916)
Other income (expense):
Interest income (expense) and other income (expense), net	(23,478)	(10,333)	(9,288)	(15,628)	(14,128)
Loss before provision for income taxes	(31,247)	(59,589)	(65,630)	(84,335)	(64,044)
Income tax (provision)	(2,595)	(1,746)	(1,207)	(1,181)	(855)
Net loss	$(33,842)	$(61,335)	$(66,837)	$(85,516)	$(64,899)
Net loss per share, basic and diluted	$(0.58)	$(1.07)	$(1.20)	$(1.58)	$(1.22)
Weighted average common shares outstanding, basic and diluted	58,159	57,262	55,595	54,171	53,267

* See Note 2 for summary of adjustments.

	At December 31,
	2018 *	2017	2016	2015	2014
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$183,596	$393,576	$83,300	$107,691	$166,557
Short-term and long-term investments	205,982	266,500	259,837	201,088	170,044
Property and equipment, net	77,254	20,817	23,962	27,021	21,424
Working capital, excluding deferred revenue, current portion[1]	485,138	449,874	419,408	334,664	356,553
Total assets	807,156	967,190	623,629	561,545	505,655
Deferred revenue, current and non-current portion	325,801	326,163	282,332	252,139	191,336
Debt, current portion and non-current portion	288,967	533,193	238,432	232,583	225,445
Capital lease obligations, current portion and non-current portion	—	—	—	33	236
Facility financing obligation, current portion and non-current portion	46,100	—	—	—	—
Total stockholders’ equity	55,907	22,120	26,963	7,822	35,502

* See Note 2 for summary of adjustments.

1	Working capital is defined as total current assets minus total current liabilities.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes set forth in Item 8. “Financial Statements and Supplementary Data.” The following discussion also contains forward-looking statements that involve a number of risks and uncertainties. See Part I, “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements contained below and Part I, Item 1A. “Risk Factors” for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We were founded with a passion for empowering people through learning and a conviction that people should be an organization's greatest competitive advantage. We believe that companies thrive when they help their employees to realize their potential. Putting this belief into practice, we offer solutions to help companies strategically manage and continuously develop their talent throughout the entire employee lifecycle. Featuring comprehensive recruiting, personalized learning, development-driven performance management, and holistic HR planning, our human capital management platform is successfully used by more than 3,535 global clients of all sizes, spanning more than 40 million users across 192 countries and 43 languages.
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
Our enterprise human capital management platform is composed of four product suites:

•	Our Recruiting suite helps organizations to attract, hire, and onboard the right employees;

•
Our Learning suite provides robust, modern learning management software designed to scale with the organization. Cornerstone Learning comprehensively supports compliance, knowledge sharing, and employee-driven development training to close skills gaps. Our content offering delivers fresh, modern content, fueling employee curiosity and inspiring growth;

•	Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management and succession planning; and

•	Our HR suite provides an aggregated view of all employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.
Our goal is to empower people, organizations and communities to realize their potential with a comprehensive human capital management platform that is built to last. Our growth strategy since inception has been deliberate and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without experiencing business contraction. We plan to continue with the same systematic approach in the future. Key elements of our strategy include:
Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last twenty years a deep understanding of the human capital management challenges our clients face. We continually collaborate with our clients to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in human capital management and client relationships to develop new products, features and functionality that will enhance our platform and expand our addressable market. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations and investing in our network infrastructure and service capabilities in order to support continued future growth.
Retain and Expand Business with Existing Clients. We believe our existing installed base of clients offers a substantial opportunity for growth.

•
Focus on Client Success, Retention and Growth. We believe focusing on our clients’ success will lead to our own success. We have developed a Client Success Framework that governs our operating model. Since 2002, we have averaged annual gross dollar retention rates of approximately 95%. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service, support and increasing functionality.

•
Sell Additional Products to Existing Clients. We believe there is a significant growth opportunity in selling additional functionality to our existing clients. Many clients have added functionality subsequent to their initial deployments as they recognize the benefits of our unified platform. As a result, approximately 71% of our clients today utilize two or more products and approximately 41% utilize three or more products. With our expanding product portfolio functionality, we believe significant upsell opportunity remains within our existing client base.

Focus on Growing Recurring Revenue. Beginning in 2018, we focused our go-to-market capabilities on driving recurring revenue growth. We believe our primary growth drivers are as follows:

•
Invest in Direct Sales in North America. We believe that the market for human capital management is large and remains significantly underpenetrated. In particular, Recruiting and Content provides an opportunity to increase our recurring sales to both new and existing clients. Additionally, the Small and Medium-sized Business (SMB) market represent a very large and underpenetrated opportunity.

•
Significantly Grow Our International Operation. We believe a substantial opportunity exists to continue to grow sales of our platform internationally. We intend to grow our Europe, Middle-East and Africa ("EMEA") and Asia-Pacific and Japan ("APJ") operations. As of December 31, 2018, we had 827 clients in EMEA and 198 clients in APJ.

•
Grow Our Cornerstone Content Anytime Sales. We believe there is a significant market opportunity for developing employees throughout their careers with modern, fresh e-learning content. Our Content Anytime subscription offering provides access to industry leading content which we believe will increase user engagement on our platform. Our content partners for Content Anytime include industry leaders as well as regional, functional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly in our human capital management platform. We intend to enter into additional license agreements to continue providing the best content available for our clients.

•
Expand the Ecosystem. During 2018, we migrated a sizable portion of our implementation services to our partners. We have also expanded in recent years our relationships with various third-party consulting firms to deliver the successful implementation of our platform and to optimize our clients’ use of our platform during the terms of their engagements. Our partner strategy and experience includes certifications and curricula developed to ensure successful delivery by our partners and continued high client satisfaction. We believe we have a significant opportunity to leverage these third-parties interested in building or expanding their businesses to increase our market penetration.

Increase Operating Income and Free Cash Flow. In November 2017, we announced a strategic plan designed to better position us for long-term growth and increase shareholder value. We believe managing our operating costs while making smart investments in scaling our middle and back-office operations to support recurring revenue growth is critical to our long-term success. We intend to focus on operational excellence initiatives that drive increases in operating income and free cash flow.
Acquisitions. We may acquire or invest in additional businesses, products or technologies that we believe will complement or expand our platform, enhance our technical capabilities or otherwise offer growth opportunities. Most recently, in November 2018, we acquired Grovo Learning, Inc., a leading provider of Microlearning® content, and in September 2018, we acquired Workpop Inc., a web and mobile solution for candidates and hiring managers in service-based industries. We completed these transactions to support our strategic initiatives to enhance the Recruiting and Content areas of our platform.
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

•	Subscription revenue. Revenue from subscriptions to our human capital management platform and related support sold on a recurring basis.

•
Annual recurring revenue. In order to assess our business performance with a metric that reflects a subscription-based business model, we track annual recurring revenue, which is another financial metric we define as the annualized recurring value of all active contracts at the end of a reporting period.

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

•
Annual dollar retention rate. We define annual dollar retention rate as the implied monthly recurring revenue under client agreements at the end of a fiscal year, divided by the implied monthly recurring revenue, for that same client base, at the beginning of the fiscal year and includes incremental sales up to but not exceeding the original renewal amount to the existing client base. This ratio does not reflect implied monthly recurring revenue for new clients added between the end of the prior fiscal year and the end of the current fiscal year. We define implied monthly recurring revenue as the total amount of minimum recurring revenue to which we have a contractual right under each of our client agreements over the entire term of the agreement, but excluding non-recurring support, consulting and maintenance fees, divided by the number of months in the term of the agreement. Implied monthly recurring revenue is substantially comprised of subscriptions to our enterprise human capital management platform. This ratio excludes the implied monthly recurring revenue from clients of our Cornerstone for Salesforce, Cornerstone PiiQ, Grovo Learning, Inc. and Workpop Inc. products. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

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

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce, PiiQ, Grovo Learning, Inc. and Workpop Inc. products. In 2018, our number of clients grew 9%.

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

•
Professional Services and Other. We offer our clients and implementation partners assistance in implementing our products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are generally billed upfront on a fixed fee basis and to a lesser degree on a time-and-material basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. We generally recognize revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time and materials are incurred.

Our client agreements generally include both subscriptions to access our products and related professional services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our products and delivery of professional services, and includes the following:
•personnel and related expenses, including stock-based compensation;
•expenses for network-related infrastructure and IT support;
•delivery of contracted professional services and on-going client support;
•payments to external service providers contracted to perform implementation services;
•depreciation of data centers and amortization of capitalized software costs and developed technology software license rights; and
•content and licensing fees and referral fees.
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

During the third quarter of 2018, we completed certain aspects of our strategic transformation plan to position us for long-term growth. The completion of this transformation phase resulted in the reallocation of certain resources. The primary reallocation resulted in some sales and marketing headcount that were moved to research and development activities to better align the organization with their job functions. On a go-forward basis, this will have the impact of reducing sales and marketing and increasing research and development, as a percentage of revenue, by approximately 4%. The same impact would be approximately 3% excluding stock-based compensation expense.
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

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead. Over time we expect our general and administrative expenses to decrease as a percentage of revenue.

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

Income Tax (Provision) Benefit
On a consolidated basis, we have incurred operating losses and have recorded a full valuation allowance against our United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred tax assets for all periods to date and, accordingly, have not recorded a (provision) benefit for income taxes for any of the periods presented other than a (provision) benefit for certain foreign and state income taxes. Certain foreign subsidiaries and branches provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.

Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results. The adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”) had an inconsequential impact on the comparability of our financial results for the years ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018 *	2017	2016
Revenue	$537,891	$481,985	$423,124
Cost of revenue	144,349	142,867	135,752
Gross profit	393,542	339,118	287,372
Operating expenses:
Sales and marketing	224,635	240,271	225,781
Research and development	76,981	61,975	46,977
General and administrative	90,749	84,589	70,956
Restructuring	8,946	1,539	—
Total operating expenses	401,311	388,374	343,714
Loss from operations	(7,769)	(49,256)	(56,342)
Other income (expense):
Interest income	7,796	2,951	1,702
Interest expense	(28,176)	(14,762)	(12,924)
Other, net	(3,098)	1,478	1,934
Other income (expense), net	(23,478)	(10,333)	(9,288)
Loss before income tax provision	(31,247)	(59,589)	(65,630)
Income tax provision	(2,595)	(1,746)	(1,207)
Net loss	$(33,842)	$(61,335)	$(66,837)

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2018 *	2017	2016
Revenue	100.0%	100.0%	100.0%
Cost of revenue	26.8%	29.6%	32.1%
Gross profit	73.2%	70.4%	67.9%
Operating expenses:
Sales and marketing	41.8%	49.9%	53.4%
Research and development	14.3%	12.9%	11.1%
General and administrative	16.9%	17.6%	16.8%
Restructuring	1.7%	0.3%	—%
Total operating expenses	74.6%	80.6%	81.2%
Loss from operations	(1.4)%	(10.2)%	(13.3)%
Other income (expense):
Interest income	1.4%	0.6%	0.4%
Interest expense	(5.2)%	(3.1)%	(3.1)%
Other, net	(0.6)%	0.3%	0.5%
Loss before income tax provision	(5.8)%	(12.4)%	(15.5)%
Income tax provision	(0.5)%	(0.4)%	(0.3)%
Net loss	(6.3)%	(12.7)%	(15.8)%

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:

	At or For Year Ended December 31,
	2018 *	2017	2016
Revenue (in thousands)	$537,891	$481,985	$423,124
Subscription revenue (in thousands)	$473,052	$396,764	$339,756
Annual recurring revenue (in thousands)	$510,000	$439,000	n/a
Unlevered free cash flow (in thousands)	$63,471	$43,680	$16,411
Annual dollar retention rate	92.8%	93.5%	95.1%
Number of clients	3,535	3,250	2,918

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Revenue increased $55.9 million, or 12%, in 2018 when compared to 2017. Revenue growth on a constant currency basis increased 10% in 2018 when compared to 2017. Revenue increased $58.9 million, or 14%, in 2017 when compared to 2016. Revenue growth on a constant currency basis increased 15% in 2017 when compared to 2016.
The rate at which total revenue increased year over year declined in 2018, from 14% in 2017 to 12% in 2018. Our growth rate can depend on a variety of factors, such as new clients, the size, volume and complexity of our agreements with our customers, foreign currency movements, our ability to work with our customers to implement and deliver our products, our ability to upsell and renew our existing customers, the success of our alliance and partnership arrangements and the expansion of our business through emerging markets. The decline in the growth rate of total revenue was driven by our strategic plan to transition away from one-time professional services and recommit our efforts to grow recurring revenue and unlevered free cash flows.

The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	At or For Year Ended December 31,
	2018 *	2017	2016
Subscription revenue	$473,052	$396,764	$339,756
Percentage of subscription revenue to total revenue	87.9%	82.3%	80.3%
Professional services revenue	$64,839	$85,221	$83,368
Percentage of professional services to total revenue	12.1%	17.7%	19.7%
	$537,891	$481,985	$423,124

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Subscription revenue increased by $76.3 million, or 19%, in 2018 when compared to 2017. Subscription revenue growth on a constant currency basis increased 20% in 2018 when compared to 2017. The increase was attributable to new business, which includes new clients, upsells, cross-sells and renewals from existing clients.
Professional services revenue decreased by $20.4 million, or 24%, in 2018 when compared to 2017. The decrease of professional services revenue is attributable to the continued execution of our strategic initiative announced in the fourth quarter of 2017, to sharpen our focus on recurring revenue growth and migrate much of our implementation services to our global partners.
Subscription revenue increased by $57.0 million, or 17%, in 2017 when compared to 2016. The increase was attributable to new business, which included new clients, upsells and renewals from existing clients. Professional services revenue increased by $1.9 million, or 2%, in 2017 when compared to 2016.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	At or For Year Ended December 31,
	2018 *	2017	2016
Revenue for United States	$343,206	$313,729	$284,657
Percentage of total revenue for United States	63.8%	65.1%	67.3%
Revenue for all other countries	$194,685	$168,256	$138,467
Percentage of total revenue for all other countries	36.2%	34.9%	32.7%
	$537,891	$481,985	$423,124

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Annual recurring revenue for the year ended December 31, 2018 was $510.0 million. In order to assess our business performance with a metric that reflects our transition to an even more subscription-based (or recurring revenue) business model, we track annual recurring revenue, which is a non-GAAP financial measure we define as the annualized recurring value of all active contracts at the end of a reporting period. Management believes this metric is useful to investors, in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate annual recurring revenue differently or not at all, which may reduce its usefulness as a comparative measure.
Unlevered free cash flow for the year ended December 31, 2018 was $63.5 million, resulting in an unlevered free cash flow margin of 11.8% as compared to unlevered free cash flow of $43.7 million and unlevered free cash flow margin of 9.1% for year ended December 31, 2017.

Cost of Revenue, Gross Profit and Gross Margin

	Year Ended December 31,
	2018 *	2017	2016
	(dollars in thousands)
Cost of revenue	$144,349	$142,867	$135,752
Gross profit	$393,542	$339,118	$287,372
Gross margin	73.2%	70.4%	67.9%

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Cost of revenue increased $1.5 million, or 1%, in 2018 as compared to 2017. The increase in cost of revenue was primarily due to $6.0 million in increased capitalized software amortization and $4.5 million in increased content costs. These increased costs were partially offset by $6.6 million in decreased amortization of acquired intangible assets and $2.9 million in external implementation service costs. These costs were incurred to service our existing clients and support our continued growth. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin.
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
Sales and Marketing

	Year Ended December 31,
	2018 *	2017	2016
	(dollars in thousands)
Sales and marketing	$224,635	$240,271	$225,781
Percent of revenue	41.8%	49.9%	53.3%

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Sales and marketing expenses decreased $15.6 million, or 7%, in 2018 as compared to 2017. As a percentage of revenue, sales and marketing expense decreased by approximately eight percentage points, primarily resulting from a combination of increased cost efficiency, reduction in headcount as part of our planned restructuring and leverage realized from changes to our sales commission plans, as we continued our efforts to strategically scale our sales teams and improve their productivity.
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
As described above, during the third quarter of 2018, we reallocated certain resources from sales and marketing to research and development. We assess our investments in new and existing markets strategically, and we believe we have gained leverage through our operational excellence initiatives. We expect over time sales and marketing expense, as a percentage of revenue, to continue to decrease as we gain efficiency throughout the various sales teams.

Research and Development

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Research and development	$76,981	$61,975	$46,977
Percent of revenue	14.3%	12.9%	11.1%
Research and development expenses increased $15.0 million, or 24%, in 2018 as compared to 2017. The increase was principally due to an increase in research and development headcount to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $12.1 million.
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
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $31.6 million, $24.3 million and $20.9 million of software development costs and amortized $23.5 million, $17.6 million and $13.2 million in 2018, 2017 and 2016, respectively.
General and Administrative

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
General and administrative	$90,749	$84,589	$70,956
Percent of revenue	16.9%	17.6%	16.8%
General and administrative expenses increased $6.2 million, or 7%, in 2018 as compared to 2017. The increase was primarily due $4.0 million of increased professional and consulting expenses. The increase was also driven by higher costs to support our growing business and incremental spend to support our operational excellence initiatives, which we expect to result in future margin improvements.
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
We expect over time our general and administrative expense to decrease as a percentage of revenue as we continue our cost containment measures.

Restructuring

	Year Ended December 31,
	2018	2017	2016
	(dollars in thousands)
Restructuring	$8,946	$1,539	$—
Percent of revenue	1.7%	0.3%	—%
Restructuring expenses increased $7.4 million, or 481%, in 2018 as compared to 2017. The increase was primarily due to increased payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage for terminated employees, associated with the planned restructuring which was completed in the third quarter of 2018.
Other Income (Expense)

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Interest income	$7,796	$2,951	$1,702
Interest expense	(28,176)	(14,762)	(12,924)
Other, net	(3,098)	1,478	1,934
Other income (expense), net	$(23,478)	$(10,333)	$(9,288)
Interest income in 2018 increased by $4.8 million due to the increase in interest income earned on investment securities and money market portfolio.
Interest expense in 2018 increased $13.4 million due to an increase in interest expense for our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net primarily comprises foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the years ended December 31, 2018, 2017 and 2016, respectively, were primarily driven by fluctuations in the euro and U.S. dollar in relation to the British pound.
Income Tax Provision

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Income tax provision	$(2,595)	$(1,746)	$(1,207)
For each of the years presented, we have recorded a full valuation allowance against our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets and therefore have not recorded a provision or benefit for income taxes for any of the years presented, other than provisions for certain foreign and state current income taxes. We expect the provision to increase over time as the business grows and we become more profitable.
Liquidity and Capital Resources
At December 31, 2018, our principal sources of liquidity were $183.6 million of cash and cash equivalents, investments in marketable securities of $204.7 million and $125.3 million of accounts receivable, net.
In December 2017, we issued $300.0 million principal amount of 5.75% senior convertible notes due July 1, 2021 (the “2021 Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake and LinkedIn. Holders of the 2021 Notes may convert their 2021 Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. We utilized the proceeds in part to repay the $253.0 million of 1.5% convertible notes which matured on July 1, 2018 (the “2018 Notes”) and were paid on July 2, 2018. The 2018 Notes are no longer outstanding.

In September 2018, we used approximately $18.2 million of cash in connection with our acquisition of Workpop Inc and in November 2018, we used approximately $22.9 million of cash in connection with our acquisition of Grovo Learning, Inc. With the acquisition of Grovo, we recorded a facility financing obligation of $46.1 million associated with the build-to-suit asset recorded on our consolidated balance sheets.
We intend to use our cash for general corporate purposes, potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure and the continuing market acceptance of our products. To the extent that existing cash and cash from operations are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$90,253	$67,510	$35,252
Net cash used in investing activities	(20,876)	(36,666)	(81,638)
Net cash (used in) provided by financing activities	(278,016)	276,852	23,515
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $90.3 million in 2018, compared to $67.5 million in 2017. The increase in operating cash flow was primarily due to improved profitability, improved collections and other working capital changes in 2018 when compared to 2017.
Our primary investing activities have consisted of investments in marketable securities to maximize return on excess cash, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $20.9 million in 2018, compared to $36.7 million in 2017. The net decrease in cash used in investing activities was primarily due to the decrease in purchases of marketable securities in 2018. This was offset by the decrease in maturities of marketable securities and cash used to complete the Workpop, Inc. and Grovo Learning, Inc. acquisitions in 2018.
Cash used in financing activities was $278.0 million in 2018, compared to $276.9 million of cash provided by financing activities in 2017. The decrease in cash provided by financing cash activities was primarily due to the repayment of the 2018 Notes as well as additional repurchases under the share purchase program. The cash provided by financing activities in 2017 was primarily composed of proceeds from the 2021 Notes.

Share Repurchase Program
In November 2017, our board of directors authorized a $100.0 million share repurchase program of our common stock. We repurchased all shares authorized under the share repurchase program as of December 31, 2018.
The following is a summary of our stock repurchases under our $100.0 million share repurchase program as of December 31, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures
November 8, 2017 - December 31, 2017	635	$35.55	$22,599
January 1, 2018 - March 31, 2018	423	$37.84	16,024
April 1, 2018 - June 30, 2018	444	$46.66	20,718
July 1, 2018 - September 30, 2018	300	$53.82	16,143
October 1, 2018 - December 31, 2018	484	$50.59	24,516
Subtotal	2,286	$43.71	$100,000
Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, leases for our office space, contractual commitments for professional service projects and third-party consulting firms. The following table summarizes our contractual obligations at December 31, 2018 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations including interest	$351,750	$17,250	$334,500	$—	$—
Operating lease obligations (1)	87,509	11,576	28,439	29,533	17,961
Software subscription and other contractual obligations	29,450	17,834	8,802	2,814	—
	$468,709	$46,660	$371,741	$32,347	$17,961
(1) The table above includes future minimum lease payments for the Company's facility financing obligation as follows: less than 1 Year: $4.8 million; 1-3 Years: $9.8 million; 3-5 Years: $10.6 million; More than 5 Years: $16.4 million.
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
We recognize revenue from contracts with customers based on the following five steps:

1)	Identification of the contract, or contracts, with a customer

2)	Identification of all performance obligations in the contract

3)	Determination of the transaction price

4)	Allocation of the transaction price to the performance obligations in the contract

5)	Recognition of revenue as we satisfy a performance obligation
We identify enforceable contracts with a customer when the agreement is signed. We account for individual performance obligations separately if they are distinct. The transaction price is generally based on fixed fees stated in the contract. We exclude from the transaction price any amounts relating to taxes from product sales which are collected from customers and remitted to governmental authorities. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. We are not able to directly observe a standalone selling price for each performance obligation, as the performance obligations are sold separately and within a sufficiently narrow price range only infrequently, and because we have determined that there are no third-party offerings reasonably comparable to our products. Accordingly, total contract values are allocated to subscriptions to the products and professional services based on the standalone selling price (“SSP”). The determination of SSP requires us to make certain estimates and judgments. We consider numerous factors, including the nature and complexity of the performance obligations themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. We update our estimates of SSP on an ongoing basis through internal periodic reviews and as events or circumstances may require. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer. We satisfy performance obligations over time.
In a limited number of cases, the client’s intended use of a product requires contractually specified enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as a combined single performance obligation on a straight-line basis from the point at which access to the enhanced product(s) have been provided, through the remaining term of the agreement. In other cases where the enhancement is not contractually specified by the customer for its initial use, revenue is recognized separately for the enhancement and the product as a second distinct performance obligation. In such cases where a second performance obligation exists, the enhancement revenue is recognized based on a SSP allocation on a straight-line basis once access to the enhancement has been provided, through the remaining term of the agreement.
For arrangements in which we resell third-party e-learning training content to clients, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. We typically recognize third-party content revenue at the gross amount invoiced to clients as (i) we are primarily responsible for hosting the content on our platform for the term of the agreement, (ii) we control the content before access is provided to the customer, and (iii) we typically have discretion to establish the price charged.
We record amounts that have been invoiced to our clients in accounts receivable and in either deferred revenue or revenue depending on whether the revenue recognition criteria described above have been met. Deferred revenue that will be recognized during the succeeding twelve-month period from the respective balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as noncurrent.
Sales Commission
We defer commissions paid to our sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. Commissions for initial contracts are deferred on the consolidated balance sheets and amortized on a straight-line basis over a period of benefit that has been determined to be six years. We took into consideration technology and other factors in estimating the benefit period. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization expense is included in sales and marketing expenses in the accompanying condensed statements of operations. We generally commence payment of commissions within 45 to 75 days after execution of client agreements.

Stock-based Compensation
We account for stock-based awards granted to employees and directors by recording compensation expense based on the awards’ estimated fair values. We grant stock options and restricted stock units that vest over time based on the continuing employment of the employee, as well as restricted stock units that vest based on meeting certain performance targets. We expect that our expense related to stock-based compensation will increase proportionally with the growth in the business.
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
The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted within each of the last three years:

	For the Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	n/a	n/a	1.4%
Expected term (in years)	n/a	n/a	5.8
Estimated dividend yield	n/a	n/a	—%
Estimated volatility	n/a	n/a	48.8%
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

As of December 31, 2018, we had approximately $0.6 million of unrecognized employee related stock-based compensation, net of estimated forfeitures, relating to stock options that we expect to recognize over a weighted-average period of approximately 0.7 years. Unrecognized compensation expense related to unvested restricted stock units was $127.8 million at December 31, 2018, which is expected to be recognized as expense over the weighted-average period of 2.9 years. Additionally, during 2018, 2017, 2016 and 2014, we granted certain performance-based restricted stock units. There was $18.4 million unrecognized compensation expense related to performance-based restricted stock units at December 31, 2018. The amount of compensation cost relating to performance awards may change in future periods to the extent that another target level becomes probable of achievement.
Stock-based compensation expense is expected to increase in 2019 compared to 2018 as a result of our existing unrecognized stock-based compensation and as we issue additional stock-based awards to continue to attract and retain employees.
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
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Purchase accounting results in assets and liabilities of an acquired business being recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
We perform valuations of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to its respective net tangible and intangible assets. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired and liabilities assumed in a business combination.
Income Taxes
We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and future reversals of existing taxable temporary differences. We have recorded a full valuation allowance to reduce our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets to zero, because we have determined that it is not more likely than not that any of our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets will be realized. If in the future we determine that we will be able to realize any of our United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made. Certain of our foreign subsidiaries and branches provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.

We have assessed our income tax positions and recorded tax benefits for all years subject to examination, based upon our evaluation of the facts, circumstances and information available at each period end. For those tax positions where we have determined there is a greater than 50% likelihood that a tax benefit will be sustained, we have recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where we have determined there is a less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized in our consolidated financial statements.
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

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
Interest Rate Risk
At December 31, 2018, we had cash and cash equivalents of $183.6 million and investments of $204.7 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50 basis points in interest rates would have resulted in a $(0.1) million reduction on the fair market value of our portfolio as of December 31, 2018. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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

Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily euros and British pounds. To a lesser extent, we also have revenue denominated in Australian dollars, Brazilian reals, Canadian dollars, Chinese yuan, Hong Kong dollars, Indian rupees, Japanese yen, Mexican pesos, New Zealand dollars, Singapore dollars, South African rand, Swedish kronor, Swiss francs and other foreign currencies, and operating expenses denominated in Australian dollars, Brazilian reals, Canadian dollars, Hong Kong dollars, Indian rupees, Israeli shekels, Japanese yen, Mexican pesos, New Zealand dollars, Singapore dollars, Swedish kronor, and Swiss francs. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue and operating expenses denominated in currencies other than the U.S. dollar primarily flow through subsidiaries with functional currencies of the British pound and euro. Our other income (expense) is also impacted by the remeasurement of U.S. dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2018, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $7.5 million.
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
Counterparty Risk
Our consolidated financial statements are subject to counterparty credit risk, which we consider as part of the overall fair value measurement. We attempt to mitigate this risk through credit monitoring procedures.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Cornerstone OnDemand, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenues from contracts with customers and the manner in which it accounts for sales commissions in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appear under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 26, 2019

We have served as the Company’s auditor since 2001.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except par values)

	December 31, 2018	December 31, 2017
Assets
Cash and cash equivalents	$183,596	$393,576
Short-term investments	204,732	169,551
Accounts receivable, net	125,300	154,428
Deferred commissions, current portion	24,467	42,806
Prepaid expenses and other current assets	34,940	21,754
Total current assets	573,035	782,115
Capitalized software development costs, net	45,416	37,431
Deferred commissions, net of current portion	45,444	—
Property and equipment, net	77,254	20,817
Long-term investments	1,250	96,949
Intangible assets, net	13,867	—
Goodwill	47,453	25,894
Other assets, net	3,437	3,984
Total Assets	$807,156	$967,190
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$11,921	$17,637
Accrued expenses	68,331	57,528
Deferred revenue, current portion	312,526	311,997
Convertible notes, net	—	248,025
Other liabilities	7,645	9,051
Total current liabilities	400,423	644,238
Convertible notes, net	288,967	285,168
Other liabilities, non-current	2,484	1,498
Deferred revenue, net of current portion	13,275	14,166
Facility financing obligation	46,100	—
Total liabilities	751,249	945,070
Commitments and contingencies (Note 16)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 58,886 and 57,512 shares issued and outstanding at December 31, 2018 and 2017, respectively	6	6
Additional paid-in capital	585,387	536,951
Accumulated deficit	(529,962)	(515,054)
Accumulated other comprehensive income	476	217
Total stockholders’ equity	55,907	22,120
Total Liabilities and Stockholders’ Equity	$807,156	$967,190

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Years Ended December 31,
	2018	2017	2016
Revenue	$537,891	$481,985	$423,124
Cost of revenue	144,349	142,867	135,752
Gross profit	393,542	339,118	287,372
Operating expenses:
Sales and marketing	224,635	240,271	225,781
Research and development	76,981	61,975	46,977
General and administrative	90,749	84,589	70,956
Restructuring	8,946	1,539	—
Total operating expenses	401,311	388,374	343,714
Loss from operations	(7,769)	(49,256)	(56,342)
Other income (expense):
Interest income	7,796	2,951	1,702
Interest expense	(28,176)	(14,762)	(12,924)
Other, net	(3,098)	1,478	1,934
Other income (expense), net	(23,478)	(10,333)	(9,288)
Loss before income tax provision	(31,247)	(59,589)	(65,630)
Income tax provision	(2,595)	(1,746)	(1,207)
Net loss	$(33,842)	$(61,335)	$(66,837)
Net loss per share, basic and diluted	$(0.58)	$(1.07)	$(1.20)
Weighted average common shares outstanding, basic and diluted	58,159	57,262	55,595

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Net loss	$(33,842)	$(61,335)	$(66,837)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(210)	(3,795)	3,748
Net change in unrealized gains (losses) on investments	469	(434)	88
Other comprehensive income (loss), net of tax	259	(4,229)	3,836
Total comprehensive loss	$(33,583)	$(65,564)	$(63,001)

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2015	54,704	$5	$394,089	$(386,882)	$610	$7,822
Issuance of common stock upon the exercise of options	978	1	18,904	—	—	18,905
Vesting of restricted stock units	699	—	—	—	—	—
Shares issued under employee stock purchase plan	135	—	4,286	—	—	4,286
Stock-based compensation	—	—	58,951	—	—	58,951
Net loss	—	—	—	(66,837)	—	(66,837)
Other comprehensive income, net of tax	—	—	—	—	3,836	3,836
Balance as of December 31, 2016	56,516	$6	$476,230	$(453,719)	$4,446	$26,963
Issuance of common stock upon the exercise of options	414	—	6,777	—	—	6,777
Vesting of restricted stock units	1,035	—	—	—	—	—
Shares issued under employee stock purchase plan	182	—	5,621	—	—	5,621
Repurchase of common stock	(635)	—	(22,599)			(22,599)
Stock-based compensation	—	—	70,922	—	—	70,922
Net loss	—	—	—	(61,335)	—	(61,335)
Other comprehensive loss, net of tax	—	—	—	—	(4,229)	(4,229)
Balance as of December 31, 2017	57,512	$6	$536,951	$(515,054)	$217	$22,120
Issuance of common stock upon the exercise of options	1,474	—	47,816	—	—	47,816
Vesting of restricted stock units	1,370	—	—	—	—	—
Shares issued under employee stock purchase plan	181	—	6,422	—	—	6,422
Repurchase of common stock	(1,651)	—	(77,401)	—	—	(77,401)
Stock-based compensation	—	—	71,599	—	—	71,599
Cumulative effect of accounting change	—	—	—	18,934	—	18,934
Net loss	—	—	—	(33,842)	—	(33,842)
Other comprehensive income, net of tax	—	—	—	—	259	259
Balance as of December 31, 2018	58,886	$6	$585,387	$(529,962)	$476	$55,907

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(33,842)	$(61,335)	$(66,837)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	35,260	35,377	32,392
Accretion of debt discount and amortization of debt issuance costs	8,929	9,833	9,130
Purchased investment premium, net of amortization	(160)	1,135	240
Net foreign currency gain	(440)	(2,461)	(7)
Stock-based compensation expense	66,557	65,924	54,699
Write-off of capitalized software	—	1,339	—
Deferred income taxes	123	52	(736)
Changes in operating assets and liabilities:
Accounts receivable	27,199	(14,317)	(38,092)
Deferred commissions	(15,316)	(5,249)	(2,543)
Prepaid expenses and other assets	(11,443)	(2,704)	(3,623)
Accounts payable	(5,496)	(6,820)	5,939
Accrued expenses	9,291	8,530	3,727
Deferred revenue	10,803	35,829	43,379
Other liabilities	(1,212)	2,377	(2,416)
Net cash provided by operating activities	90,253	67,510	35,252
Cash flows from investing activities:
Purchases of investments	(125,109)	(323,413)	(210,534)
Maturities of investments	185,733	314,418	151,533
Capital expenditures	(14,895)	(7,100)	(6,228)
Capitalized software costs	(25,515)	(20,571)	(16,409)
Cash paid for acquisition, net of cash acquired	(41,090)	—	—
Net cash used in investing activities	(20,876)	(36,666)	(81,638)
Cash flows from financing activities:
Payments of debt issuance costs and proceeds from convertible notes	(152)	285,077	—
Repayment of debt	(253,000)	—	—
Principal payments under capital lease obligations	—	—	(33)
Proceeds from employee stock plans	54,402	12,509	23,548
Repurchases of common stock	(79,266)	(20,734)	—
Net cash (used in) provided by financing activities	(278,016)	276,852	23,515
Effect of exchange rate changes on cash and cash equivalents	(1,341)	2,580	(1,520)
Net (decrease) increase in cash and cash equivalents	(209,980)	310,276	(24,391)
Cash and cash equivalents at beginning of period	393,576	83,300	107,691
Cash and cash equivalents at end of period	$183,596	$393,576	$83,300
Supplemental cash flow information:
Cash paid for interest	$13,628	$3,841	$3,796
Cash paid for income taxes	1,859	2,243	2,334
Proceeds from employee stock plans received in advance of stock issuance	642	575	489
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$47,070	$3,467	$—
Capitalized assets financed by accounts payable and accrued expenses	1,566	1,829	2,080
Capitalized stock-based compensation	5,042	4,998	4,252
Deferred debt issuance costs included in accrued expenses	—	152	—
Unsettled share repurchase in other liabilities	—	1,866	—

The accompanying Notes to Consolidated Financial Statements are an integral part of these statements.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
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
Use of Estimates
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
On an on-going basis, management evaluates its estimates, including among others those related to: (i) the realization of tax assets and estimates of tax liabilities and reserves, (ii) the recognition and disclosure of contingent liabilities, (iii) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (iv) fair values of investments in marketable securities and strategic investments carried at fair value, (v) the fair values of acquired assets and assumed liabilities in business combinations, (vi) the useful lives of property and equipment, capitalized software and intangible assets, (vii) impairment of long-lived assets, (viii) the period of amortization of the commission payments to record to expense and (ix) determination of the number of shares that are probable of vesting for performance-based restricted stock unit awards. These estimates are based on historical data and experience, as well as various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. The Company engages third-party valuation specialists to assist with the allocation of the purchase price in business combinations. Such estimates required the selection of appropriate valuation methodologies and models and significant judgment in evaluating ranges of assumptions and financial inputs.

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
Revenue Recognition
Effective January 1, 2018, the Company adopted the guidance under Topic 606 on a modified retrospective approach. All balances reported prior to this date are presented under Topic 605. Refer to the discussion under Recently Adopted Accounting Pronouncements below to understand the impacts of adopting Topic 606 on our financial statements.
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

4)	Allocation of the transaction price to the performance obligations in the contract

5)	Recognition of revenue as the Company satisfies a performance obligation

The Company identifies enforceable contracts with a customer when the agreement is signed. The Company accounts for individual performance obligations separately if they are distinct. The transaction price is generally based on fixed fees stated in the contract. The Company excludes from the transaction price any amounts relating to taxes from product sales which are collected from customers and remitted to governmental authorities. If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price to each performance obligation based on a relative standalone selling price basis. The Company is not able to directly observe a standalone selling price for its performance obligations, as the performance obligations are sold separately and within a sufficiently narrow price range only infrequently, and because management has determined that there are no third-party offerings reasonably comparable to the Company’s products. Accordingly, total contract values are allocated to subscriptions to the products and professional services based on the standalone selling price (“SSP”). The determination of SSP requires the Company to make certain estimates and judgments. The Company considers numerous factors, including the nature and complexity of the performance obligations themselves; the geography, market conditions and competitive landscape for the sale; internal costs; and pricing and discounting practices. The Company updates its estimates of SSP on an ongoing basis through internal periodic reviews and as events or circumstances may require. Revenue is recognized at the time the related performance obligation is satisfied by transferring a promised service to a customer. The Company satisfies performance obligations over time.
In a limited number of cases, the client’s intended use of a product requires contractually specified enhancements to its underlying features and functionality. In some of these cases, revenue is recognized as a combined single performance obligation on a straight-line basis from the point at which access to the enhanced product(s) have been provided, through the remaining term of the agreement. In other cases where the enhancement is not contractually specified by the customer for its initial use, revenue is recognized separately for the enhancement and the product as a second distinct performance obligation. In such cases where a second performance obligation exists, the enhancement revenue is recognized based on a SSP allocation on a straight-line basis once access to the enhancement has been provided, through the remaining term of the agreement.
For arrangements in which the Company resells third-party e-learning training content to clients, revenue is recognized in accordance with accounting guidance as to when to report gross revenue as a principal or report net revenue as an agent. The Company typically recognizes third-party content revenue at the gross amount invoiced to clients as (i) the Company is primarily responsible for hosting the content on the Company's platform for the term of the agreement, (ii) the Company controls the content before access is provided to the customer, and (iii) the Company typically has discretion to establish the price charged.
Deferred Revenue
The Company records amounts that have been invoiced to its clients in accounts receivable and in either deferred revenue or revenue depending on whether the revenue recognition criteria described above have been met. Deferred revenue that will be recognized during the succeeding twelve-month period from the respective balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as noncurrent. The decrease in the deferred revenue balance for the year ended December 31, 2018 is primarily driven by $301.6 million of revenue recognized that were included in the deferred revenue balances as of January 1, 2018 offset by invoices billed in advance of satisfying performance obligations in accordance with contract payment terms.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2018, approximately $876.0 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 10% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the client without any significant penalty, (ii) future billings for time-and-material contracts, and (iii) amounts associated with optional renewal periods.

Sales Commission
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. Commissions for initial contracts are deferred on the consolidated balance sheets and amortized on a straight-line basis over a period of benefit that has been determined to be six years. The Company took into consideration technology and other factors in estimating the benefit period. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations. The Company generally commences payment of commissions within 45 to 75 days after execution of client agreements.
During the years ended December 31, 2018, 2017 and 2016, the Company deferred $65.3 million, $48.2 million and $33.3 million, respectively, of commissions on the consolidated balance sheets. During the years ended December 31, 2018, 2017 and 2016, the Company recognized $37.9 million, $41.7 million and $33.0 million in commissions expense to sales and marketing expense, respectively. As of December 31, 2018 and 2017, deferred commissions on the Company’s consolidated balance sheets totaled $69.9 million and $42.8 million, respectively.
Impact of New Standard on Financial Statement Line Items
The following tables summarize the effect of the adoption of Topic 606 on the Company’s select line items, included in the consolidated condensed financial statements as of and for the year ended December 31, 2018, as if the previous accounting was in effect (in thousands).

	December 31, 2018
Consolidated Condensed Balance Sheet	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)
Assets
Deferred commissions, current portion	$24,467	$30,624	$55,091
Deferred commissions, non-current	45,444	(45,444)	—
Liabilities
Accrued expenses	68,331	(1,697)	66,634
Deferred revenue, current portion	312,526	6,751	319,277
Stockholders’ Equity
Accumulated deficit	(529,962)	(19,874)	(549,836)

	Year Ended
	December 31, 2018
Consolidated Condensed Statement of Operations	As Reported (ASC 606)	Impacts of Adoption	Without Adoption (ASC 605)

Revenue	$537,891	$(696)	$537,195
Operating expenses:
Sales and marketing	224,635	(992)	223,643
Net loss	(33,842)	296	(33,546)
Net loss per share, basic and diluted	(0.58)		(0.58)
Weighted average common shares outstanding, basic and diluted	58,159		58,159
The adoption of Topic 606 had no impact to net cash provided by or used in operating, investing or financing activities in the Company’s consolidated statements of cash flows for the year ended December 31, 2018.

Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our products and delivery of professional services, and includes the following:

•	personnel and related expenses, including stock-based compensation;

•	expenses for network-related infrastructure and IT support;

•	delivery of contracted professional services and on-going client support staff;

•	payments to external service providers contracted to perform implementation services;

•	depreciation of data centers and amortization of capitalized software costs, developed technology software license rights, content and licensing fees and referral fees.
In addition, the Company allocates a portion of overhead, such as rent, IT costs, depreciation and amortization and employee benefits costs, to cost of revenue based on headcount. Costs associated with providing professional services are recognized as incurred when the services are performed. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the client and are accounted for as both revenue and cost of revenue in the period in which the cost is incurred.
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
Advertising
Advertising expenses for 2018, 2017 and 2016 were $7.1 million, $9.0 million and $6.6 million, respectively, and are expensed as incurred and is recorded within Sales and Marketing in the accompanying consolidated statements of operations.
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
The Company estimates the fair value of its restricted stock units based on the closing price of its common stock as of the date of grant. The Company estimates the fair value of its stock options as of the date of grant using the Black-Scholes option-pricing model. Determining the fair value of stock options under this model requires judgment, including estimating (i) the value per share of the Company's common stock, (ii) volatility, (iii) the term of the awards, (iv) the dividend yield and (v) the risk-free interest rate. The assumptions used in calculating the fair value of stock based awards represent the Company’s best estimates, based on management’s judgment and subjective future expectations. These estimates involve inherent uncertainties. If any of the assumptions used in the model change significantly, stock-based compensation recorded for future awards may differ materially from that recorded for awards granted previously.
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

The following information represents the weighted average of the assumptions used in the Black-Scholes option-pricing model for stock options granted during each of the last three years:

	For the Years Ended December 31,
	2018	2017	2016
Risk-free interest rate	n/a	n/a	1.4%
Expected term (in years)	n/a	n/a	5.8
Estimated dividend yield	n/a	n/a	—%
Estimated volatility	n/a	n/a	48.8%
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
In addition, the Company has issued performance-based restricted stock units that vest based upon continued service over the vesting term and achievement of certain performance goals, established by the Board of Directors, for a predetermined period. The fair value of the performance-based awards are determined based upon the closing price of the Company’s common stock on the date of the grant and the Company recognizes the fair value of awards only if it is probable the performance condition will be met. For performance-based awards, the fair value is not determined until all of the terms and conditions of the award are established.
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any significant tax benefit attributable to stock-based compensation expense as of December 31, 2018, 2017 and 2016.
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
During the years ended December 31, 2018, 2017 and 2016, the Company capitalized $31.6 million, $24.3 million and $20.9 million, respectively, of software development costs to the consolidated balance sheets. During the years ended December 31, 2018, 2017 and 2016, the Company amortized $23.5 million, $17.6 million and $13.2 million to cost of revenue, respectively. Based on the Company’s capitalized software costs at December 31, 2018, estimated amortization expense of $22.3 million, $13.5 million, $4.6 million and $0.1 million is expected to be recognized in 2019, 2020, 2021 and 2022, respectively.
Comprehensive Loss
Comprehensive loss encompasses all changes in equity other than those arising from transactions with stockholders, and consists of net loss, currency translation adjustments and unrealized gains or losses on investments. For the years ended December 31, 2018, 2017 and 2016, accumulated other comprehensive income (loss) comprised a cumulative translation adjustment and also included net unrealized gains (losses) on investments.

Income Taxes
The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and future reversals of existing taxable differences. The Company has recorded a full valuation allowance to reduce its United States, United Kingdom, New Zealand, Hong Kong and Brazil net deferred tax assets to zero, as it has determined that it is not more likely than not that any of these net deferred tax assets will be realized.
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
Cash and Cash Equivalents
The Company considers cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present insignificant risk of changes in value, including investments with original or remaining maturities from the date of purchase of three months or less. At December 31, 2018 and 2017, cash and cash equivalents consisted of cash balances of $54.4 million and $24.7 million, respectively, money market funds backed by U.S. treasury securities of $129.2 million and $358.9 million, respectively, and certificates of deposit of $0.0 million and $10.0 million, respectively.
Investments in Marketable Securities
During the year ended December 31, 2018 the Company prospectively adopted ASU 2016-01, which requires equity securities to be measured at fair value and recognize any changes in fair value within the consolidated statements of operations. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements. The cost of marketable securities sold is determined based on the specific identification method and any realized gains or losses on the sale of investments are reflected as a component of interest income or expense. In addition, the Company classifies marketable securities as current or non-current based upon the maturity dates of the securities. At December 31, 2018 and 2017, the Company had $204.7 million and $263.5 million, respectively, of investments in marketable securities.
Strategic Investments
The Company has invested in equity securities of multiple privately-held companies. The Company accounted for each of these investment using the cost method of accounting, as the Company does not have significant influence or a controlling financial interest over these entities. These investments are subject to periodic impairment reviews and are considered to be impaired when a decline in fair value is judged to be other-than-temporary. These investments are included in long-term investments on the consolidated balance sheets, and any impairment losses are recorded in other, net in the accompanying consolidated statements of operations.
Allowance for Doubtful Accounts
The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.

A reconciliation of the beginning and ending amount of allowance for doubtful accounts for the years ended December 31, 2018, 2017 and 2016, is as follows (in thousands):

	2018	2017	2016
Beginning balance, January 1	$7,478	$3,532	$2,578
Additions and adjustments	1,691	7,680	3,165
Write-offs	(6,740)	(3,734)	(2,211)
Ending balance, December 31	$2,429	$7,478	$3,532
The Company recognized bad debt expense of $0.8 million, $1.4 million and $0.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Impairment of Long Lived Assets
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Such triggering events or changes in circumstances may include: a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used, a significant adverse change in legal factors or in the business climate, the impact of competition or other factors that could affect the value of a long-lived asset, a significant adverse deterioration in the amount of revenue or cash flows expected to be generated from an asset group, an accumulation of costs significantly in excess of the amount originally expected for the acquisition or development of a long-lived asset, current or future operating or cash flow losses that demonstrate continuing losses associated with the use of a long-lived asset, or a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life. The Company performs impairment testing at the asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. If events or changes in circumstances indicate that the carrying amount of an asset group may not be recoverable and the expected undiscounted future cash flows attributable to the asset group are less than the carrying amount of the asset group, an impairment loss equal to the excess of the asset’s carrying value over its fair value is recorded. Fair value is determined based upon estimated undiscounted future cash flows. There were no impairment charges related to identifiable long lived assets in the year ended December 31, 2018. During the year ended December 31, 2017, the Company determined that previously capitalized software costs were impaired resulting in the write-off of $1.3 million, which was recorded in research and development expense in the accompanying consolidated statements of operations.
Intangible Assets
Identifiable intangible assets primarily consist of acquisition-related intangibles. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives ranging from three to six years, generally using the straight-line method which approximates the pattern in which the economic benefits are consumed.
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

As part of the annual impairment test, the Company may conduct an assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Based on the results of the qualitative assessment, no impairment of goodwill existed at December 31, 2018 or 2017.
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
For the years ended December 31, 2018, 2017 and 2016, no single client comprised more than 10% of the Company’s revenue. No single client had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2018 or 2017.

Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into U.S. dollars at the rates of exchange in effect at the date of the transaction. Unrealized transaction (losses) gains were approximately $(0.4) million, $(3.1) million and $20 thousand for the years ended December 31, 2018, 2017 and 2016, respectively, and are included in other, net within other income (expense), net, in the accompanying consolidated statements of operations.
The Company has entities in various countries. For entities where the local currency is different than the functional currency, the local currency financial statements have been remeasured from the local currency into the functional currency using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other income (loss). To the extent that the functional currency of the Company's subsidiaries is different than the U.S dollar, the financial statements have then been translated into U.S. dollars using period-end exchanges rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income or loss in the consolidated balance sheets.
Recently Adopted Accounting Pronouncements
In June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-07, "Compensation—Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting" ("ASU 2018-07"). The ASU aligns the accounting for share-based compensation for non-employees with employees. The guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company early adopted this ASU in the second quarter of 2018, and the adoption did not have a material impact on its consolidated financial statements.
In May 2017, the FASB issued Accounting Standards Update No. 2017-09, "Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting" ("ASU 2017-09"). The ASU amends the scope of modification accounting for share-based payment arrangements. It provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting under Accounting Standards Codification (“ASC”) 718, Compensation - Stock compensation. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its consolidated financial statements.
In January 2017, the FASB issued Accounting Standards Update No. 2017-01, "Business Combinations (Topic 805) Clarifying the Definition of a Business" ("ASU 2017-01"). The ASU amended the existing FASB Accounting Standards Codification to clarify the definition of a business, which affects many areas of accounting including acquisitions, disposals, goodwill and consolidation. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its consolidated financial statements.
In August 2016, the FASB issued FASB issued Accounting Standards Update No. 2016-15, "Classification of Certain Cash Receipts and Cash Payments" ("ASU 2016-15"). The ASU clarifies how companies present and classify certain cash receipts and cash payments in the statement of cash flows. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its consolidated financial statements.
In January 2016, the FASB issued Accounting Standards Update No. 2016-01, "Recognition and Measurement of Financial Assets and Financial Liabilities" ("ASU 2016-01"). The ASU that provides guidance for the recognition, measurement, presentation and disclosure of financial assets and liabilities. The Company implemented this requirement as of the beginning of the first quarter of 2018. The adoption did not have a material impact on its consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update No. 2014-09, "Revenue from Contracts with Customers (Topic 606)" ("ASU 2014-09"). The ASU supersedes the revenue recognition requirement in ASC Topic 605, Revenue Recognition (“Topic 605”), and requires the recognition of revenue to depict the transfer of promised goods or services to customers in an amount that reflects the expected consideration entitled in exchange for those goods or services. The ASU also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.
The Company adopted the requirements of ASU 2014-09 utilizing the modified retrospective method of transition to contracts as of January 1, 2018. The accumulated deficit balance was reduced, thus stockholders' equity was increased by $18.9 million as of January 1, 2018 due to the cumulative impact of adopting the ASU. The impact was primarily related to:

•
$15.5 million increase in deferred commissions. Such costs are considered to be costs to obtain a contract under Topic 606, and primarily relate to the execution of software subscription contracts. In addition, upon adoption, these incremental commission costs to obtain a contract are now amortized over a period of benefit, which is generally six years.

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

The adoption had no impact to net cash provided by or used in operating, investing or financing activities in the Company’s consolidated statements of cash flows.
Accounting Pronouncements Pending Adoption
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," ("ASU 2018-15"). The ASU aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements in order to adopt the new standard in the first quarter of 2020.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"). The ASU requires lessees to record most leases on their balance sheets but recognize the expenses on their statements of operations in a manner similar to current accounting rules. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use (ROU) asset for the right to use the underlying asset for the lease term. The new standard is effective for interim and annual periods beginning after December 15, 2018 on a modified retrospective basis.
The new standard provides a package of practical expedients for an entity’s ongoing accounting which the Company expects to elect. This means, for existing short-term leases and others that qualify, the Company will not recognize ROU assets or lease liabilities. Additionally, the Company will not separate lease and non-lease components for all of our leases.
The Company is in the process of completing its assessment of the standard as the analysis of its leasing arrangements from a recent acquisition are ongoing. The Company will finalize the analysis and adopt the standard as of January 1, 2019 ("effective date") in connection with the preparation of its consolidated financial statements as of and for the quarter ended March 31, 2019. The Company expects that this standard will have a material effect on its consolidated balance sheets. The most significant impacts relate to:
•the recognition of new ROU assets and operating lease liabilities on the consolidated balance sheets for its office and data center leases, with the cumulative-effect of applying the standard being recognized as a reduction to opening retained earnings as of the effective date;
•the de-recognition of existing assets and liabilities for certain sale-leaseback transactions (including those arising from build-to-suit lease arrangements for which construction is complete and the Company is leasing the constructed asset) that currently do not qualify for sale accounting; and
•providing significant new disclosures about the Company's leasing activities. The Company does not expect a significant change in its leasing activities as a result of the adoption.
3.    BUSINESS ACQUISITIONS
Workpop Inc.
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
The Company had a $0.5 million cost basis investment in Workpop prior to the acquisition. As part of the acquisition of Workpop, the Company received a return of its investment with an immaterial loss, which is included in general and administrative expenses in the consolidated statements of operations.

The acquisition has been accounted for under the acquisition method of accounting for business combinations with the Company as the accounting acquirer in accordance with ASC 805, Business Combinations. As such, the Workpop assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs of $0.5 million are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Accordingly, these acquisition-related transaction costs have been included in general and administrative expenses in the consolidated statements of operations. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. Goodwill is attributable primarily to expected benefits, including the acquired workforce, from combining Workpop with the Company. Upon the filing of the Company's 2018 tax returns, it expects all of the acquired goodwill to be deductible for tax purposes.
The Company’s allocation of the total purchase price consideration as of September 10, 2018 is summarized below (in thousands):

Fair Value
Cash and cash equivalents	$115
Other assets	68
Intangible assets - developed technology	7,500
Goodwill	10,525
Total purchase price	$18,208
The fair value of the developed technology is being amortized on a straight-line basis over 3 years, which is the expected useful life of the asset.
 Pro forma results of operations have not been presented because the effects of this acquisition is not material to the Company's financial results.
Grovo Learning, Inc.
On November 9, 2018, the Company completed the acquisition of Grovo Learning, Inc. (“Grovo”), a privately held company. Grovo helps learning and development teams engage employees and drive their business forward by delivering an evolving library of customizable Microlearning® content. The acquisition was completed pursuant to a merger whereby Grovo became a wholly-owned subsidiary of the Company. In connection with the merger, the Company paid cash consideration of approximately $22.9 million. The Company acquired Grovo to expand its Cornerstone Content Anytime subscription offerings which are accessed through the Cornerstone Learning suite.
The acquisition has been accounted for under the acquisition method of accounting for business combinations with the Company as the accounting acquirer in accordance with ASC 805, Business Combinations. As such, the Grovo assets acquired and liabilities assumed are recorded at their acquisition-date fair values. Acquisition-related transaction costs of $0.6 million are not included as a component of consideration transferred, but are accounted for as an expense in the period in which the costs are incurred. Accordingly, these acquisition-related transaction costs have been included in general and administrative expenses in the consolidated statements of operations. Any excess of the acquisition consideration over the fair value of assets acquired and liabilities assumed is allocated to goodwill. Goodwill is attributable primarily to expected benefits, including the acquired workforce, from combining Grovo with the Company. Upon the filing of the Company's 2018 tax returns, it expects all of the acquired goodwill to be deductible for tax purposes.

The Company’s allocation of the total purchase price consideration as of November 9, 2018 is summarized below (in thousands):

Fair Value
Cash and cash equivalents	508
Accounts receivable	761
Property and equipment, net	51,967
Other current and noncurrent assets	1,001
Intangible assets - content library	4,700
Intangible assets - developed technology	2,500
Goodwill	11,034
Facility financing obligation	(46,100)
Accounts payable, accrued expenses, and other liabilities, current and noncurrent	(3,465)
Net assets acquired	22,906
The Company acquired a property lease and related leasehold improvements whereby it was deemed, for accounting purposes only, to be the owner of the entire project. In connection with the Company’s accounting for this transaction, the Company capitalized $51.1 million as a build-to-suit property within property and equipment, net, and recognized a corresponding facility financing lease obligation for approximately $46.1 million. Expected future lease payments under the build-to-suit lease as of December 31, 2018 are included in Note 16 - Commitments and Contingencies.
The fair value of the building asset is being amortized on a straight-line basis over 25 years, which is the expected useful life of the asset.
The fair value of the content library is being amortized on a straight-line basis over 6 years, which is the expected useful life of the asset.
The fair value of the developed technology is being amortized on a straight-line basis over 3 years, which is the expected useful life of the asset.
Pro forma results of operations have not been presented because the effects of this acquisition is not material to the Company's financial results.

4.	NET LOSS PER SHARE
The following table presents the Company's basic and diluted net loss per share (in thousands, except per share amounts):

	For the Years Ended December 31,
	2018 *	2017	2016
Net loss	$(33,842)	$(61,335)	$(66,837)
Weighted-average shares of common stock outstanding	58,159	57,262	55,595
Net loss per share — basic and diluted	$(0.58)	$(1.07)	$(1.20)

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.

The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. At December 31, 2018, 2017 and 2016, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2018	2017	2016
Options to purchase common stock, restricted stock units and performance-based restricted stock units	9,869	10,143	10,635
Shares issuable pursuant to employee stock purchase plan	97	114	89
Convertible notes	7,143	11,825	4,682
Common stock warrants	936	4,682	4,682
Total shares excluded from net loss per share	18,045	26,764	20,088

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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$129,321	$—	$—	$129,321	$129,321	$—
Corporate bonds	58,115	—	(82)	58,033	—	58,033
U.S. treasury securities	138,826	—	(100)	138,726	—	138,726
Commercial paper	$7,973	$—	$—	$7,973	$—	$7,973
	$334,235	$—	$(182)	$334,053	$129,321	$204,732
The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of December 31, 2017 (in thousands):

	December 31, 2017
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$358,859	$—	$—	$358,859	$358,859	$—
Certificate of deposits	10,000	—	—	10,000	10,000	—
Corporate bonds	74,868	—	(220)	74,648	—	74,648
U.S. treasury securities	189,310	—	(430)	188,880	—	188,880
	$633,037	$—	$(650)	$632,387	$368,859	$263,528
As of December 31, 2018, the Company’s investment in corporate bonds and U.S. treasury securities had a weighted-average maturity date of approximately two months. Unrealized gains and losses on investments were not significant individually or in aggregate, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2018.

6.    INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets, which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$39,984	$(30,817)	$9,167	$29,984	$(29,984)	$—
Content library	4,700	—	4,700	—	—	—
Total	$44,684	$(30,817)	$13,867	$29,984	$(29,984)	$—
During 2018, the Company recorded additional finite-lived intangible assets totaling $7.5 million and $7.2 million, related to developed technology from the acquisitions of Workpop Inc. and Grovo Learning, Inc, respectively. (see Note 3).
Total amortization expense from finite-lived intangible assets was $0.8 million, $7.4 million and $9.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. The amortization expense recognized was related to developed technology and was recorded in cost of revenue.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of December 31, 2018 (in thousands):

	2019	2020	2021	2022	2023 and thereafter
Estimated remaining amortization expense	$4,188	$4,188	$3,355	$855	$1,281
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no impairment charges related to identifiable intangible assets in the years ended December 31, 2018, 2017 and 2016.
Goodwill
The carrying amount of goodwill as of December 31, 2018 was $47.5 million. Additions in 2018 of $20.8 million resulted from the acquisitions of Workpop Inc. and Grovo Learning, Inc. The carrying amount of goodwill as of December 31, 2017 was $25.9 million. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2018 or 2017.

7.	OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2018	2017
Computer equipment and software	3 – 5 years	$52,055	$38,838
Build to suit property	25 years	51,058	—
Furniture and fixtures	7 years	4,367	3,855
Leasehold improvements	2 – 6 years	9,987	10,046
Renovation in progress	n/a	1,984	58
		119,451	52,797
Less: accumulated depreciation and amortization		(42,197)	(31,980)
Total property and equipment, net		$77,254	$20,817
Depreciation expense for the years ended December 31, 2018, 2017 and 2016 was $10.2 million, $10.3 million, $9.9 million, respectively.
The balance of accrued expenses is as follows (in thousands):

	December 31,
	2018	2017
Accrued compensation	$31,799	$23,056
Accrued commissions	13,856	12,401
Other accrued expenses	14,051	19,071
Accrued interest	$8,625	$3,000
Total accrued expenses	$68,331	$57,528

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis included the following as of December 31, 2018 and 2017 (in thousands):

	December 31, 2018				December 31, 2017
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$129,172	$129,172		$—	$368,859	$358,859	$10,000	$—
Corporate bonds	58,033	—	58,033	—	74,648	—	74,648	—
U.S. treasury securities	138,726	—	138,726	—	188,880	—	188,880	—
Commercial paper	7,973	—	7,973	—	—	—	—	—
	$333,904	$129,172	$204,732	$—	$632,387	$358,859	$273,528	$—

At December 31, 2018 and 2017, cash equivalents of $129.2 million and $358.9 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by U.S. Treasury bills.
As of December 31, 2018, corporate bonds, U.S. treasury securities and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2018, no adjustments were made to such pricing information.
Convertible Notes
The Company’s 2021 Notes described below, are shown in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s 2021 Notes as of December 31, 2018 was $415 million. The fair value of the 2021 Notes was estimated on the basis of quoted market prices of similar instruments, which, due to the lack of trading activity, are considered Level 2 in the fair value hierarchy.

9.	DEBT AND OTHER FINANCING ARRANGEMENTS
2018 Convertible Notes
In 2013, the Company issued convertible notes (the “2018 Notes”) raising gross proceeds of $253.0 million. The 2018 Notes bore interest at a rate of 1.50% per year payable semi-annually in arrears on January 1 and July 1 of each year, commencing January 1, 2014. On July 1, 2018, the 2018 Notes matured and the $253.0 million principal amount due was repaid. The 2018 Notes are no longer outstanding.
In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate for nonconvertible debt, with terms similar to the 2018 Notes, excluding the conversion feature. The excess of the principal amount of the 2018 Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount was accreted to interest expense over the term of the 2018 Notes using the interest method. The amount recorded to additional paid-in capital was not to be remeasured as long as it continues to meet the conditions for equity classification. Upon issuance of the $253.0 million of 2018 Notes, the Company recorded $214.3 million to debt and $38.7 million to additional paid-in capital for the debt discount.
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
The 2021 Notes were issued at a two percent discount and were accounted for as debt upon issuance. The Company recorded $300.0 million of debt and $6.0 million for the debt discount. The debt discount is accreted to interest expense over the term of the 2021 Notes using the interest method.
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
2018 Notes and 2021 Notes
The net carrying amounts of the liability components of the 2018 Notes and 2021 Notes as of December 31, 2018 and 2017 consists of the following (in thousands):

	December 31, 2018	December 31, 2017
Principal amount	$300,000	$553,000
Unamortized debt discount	(4,348)	(10,190)
Net carrying amount before unamortized debt issuance costs	295,652	542,810
Unamortized debt issuance costs	(6,685)	(9,617)
Net carrying value	$288,967	$533,193
The effective interest rate of the liability component is 6.4% for the 2021 Notes.
The following table presents the interest expense recognized related to the 2018 Notes and the 2021 Notes for years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Contractual interest expense at 1.50% and 5.75% per annum	$19,147	$4,897	$3,795
Amortization of debt issuance costs	3,086	1,472	1,263
Accretion of debt discount	5,843	8,360	7,867
Total	$28,076	$14,729	$12,925
Net proceeds of approximately $245.7 million and $284.9 million from the 2018 Notes and the 2021 Notes, respectively. The Company used approximately $49.5 million of the net proceeds of the 2018 Notes offering to pay the cost of the Note Hedges described below, which was partially offset by $23.2 million of the proceeds from the Company’s sale of the Warrants also described below.

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
Warrants
Separately and concurrently with the entry by the Company into the Note Hedges in 2013, the Company entered into warrant transactions, whereby it sold warrants to the same bank counterparties as the Note Hedges to acquire up to 4.7 million shares of the Company’s common stock at a strike price of $80.06 per share (the “Warrants”), subject to anti-dilution adjustments. The Company received proceeds of $23.2 million from the sale of the Warrants. The Warrants expire at various dates during 2018 and 2019. As of December 31, 2018, 3.7 million shares of the Warrants expired and 0.9 million shares were outstanding. If the fair value per share of the Company’s common stock exceeds the strike price of the Warrants, the Warrants will reduce diluted earnings per share to the extent that the calculation does not have an anti-dilutive effect.
The amounts paid and received for the Note Hedges and the Warrants have been recorded in additional paid-in capital. The fair value of the Note Hedges was not and the Warrants are not remeasured through earnings each reporting period.

10.	STOCKHOLDERS’ EQUITY
Capitalization
As of December 31, 2018, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2018 and 2017.
Share Repurchase Program
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock. The Company may repurchase its common stock for cash in the open market in accordance with applicable securities laws.
During the year ended December 31, 2018, the Company repurchased 1.7 million shares of its common stock at an average cost of $46.85 per share for a total expenditure of $77.4 million, which completed the share repurchase program.
The following is a summary of the Company's stock repurchases under its $100.0 million share repurchase program as of December 31, 2018 (in thousands, except per share information):

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures
November 8, 2017 - December 31, 2017	635	$35.55	$22,599
January 1, 2018 - March 31, 2018	423	$37.84	16,024
April 1, 2018 - June 30, 2018	444	$46.66	20,718
July 1, 2018 - September 30, 2018	300	$53.82	16,143
October 1, 2018 - December 31, 2018	484	$50.59	24,516
Total	2,286	$43.71	$100,000

11.    STOCK-BASED AWARDS
1999 and 2009 Plans
In November 1999, the Company adopted the 1999 Stock Plan (“1999 Plan”) as amended. In January 2009, the Company adopted the 2009 Plan (“2009 Plan”) as amended. Stock options granted under the 1999 and 2009 Plans may be incentive stock options or non-statutory stock options. At December 31, 2018, no new shares are issuable under the 1999 and 2009 Plans.

2010 Plan
In March 2011, upon the completion of the Company’s initial public offering, the Company adopted the 2010 Plan and determined that it will no longer grant any additional awards under the 1999 Plan and the 2009 Plan. However, the 1999 Plan and the 2009 Plan continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan. Upon the adoption of the 2010 Plan, the maximum aggregate number of shares issuable thereunder was 3,680,480 shares, plus (i) any shares subject to stock options or similar awards granted under the 1999 Plan or 2009 Plan prior to March 16, 2011 that expire or otherwise terminate without having been exercised in full and (ii) shares issued pursuant to awards granted under the 1999 Plan and 2009 Plan that are forfeited to or repurchased by the Company after March 16, 2011, with the maximum number of shares to be added to the 2010 Plan from the 1999 Plan and 2009 Plan equal to 5,614,369 shares of common stock. In addition, the number of shares available for issuance under the 2010 Plan will be annually increased on the first day of each fiscal year beginning with 2012, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s Board of Directors determines.
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
Under the 2010 Plan, 4,145,181 shares remained available for issuance, at December 31, 2018.
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
Restricted Stock Units
The Company may also grant restricted stock units under the 2010 Plan. The fair value of each restricted stock unit granted is equal to the grant date fair market value of the Company’s common stock. The payment of restricted stock units may be in the form of cash, shares, or in a combination thereof, as determined by the Board of Directors. During 2018, the Company granted 2,227,182 restricted stock units under the 2010 Plan, containing service conditions.
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
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”) eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted twice yearly for six month offering periods in June and December and exercisable on or about the succeeding December and June, respectively, on each year. Under the ESPP, 3,438,935 shares remained available for issuance, at December 31, 2018. The Company recognized compensation expense related to the ESPP of $1.9 million, $1.6 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Stock Options
The Company has granted stock options, which vest upon meeting service conditions. The following table summarizes the stock option activity which contain only service conditions, under the Company’s 1999, 2009 and 2010 Plans (in thousands, except per share and term information):

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2017	5,432	$32.73	5.3	$42,282
Granted	—	—
Exercised	(1,472)	32.48
Forfeited	(132)	44.59
Outstanding, December 31, 2018	3,828	32.41	4.1	70,436

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at December 31, 2018	3,777	$32.38	4.0	$69,658
Vested and expected to vest at December 31, 2018	3,826	32.41	4.1	70,405

(1)	Based on the Company’s closing stock price of $50.43 on December 31, 2018 and $35.33 on December 31, 2017.
The following table summarizes information about stock options, which contain only service conditions, under the Company’s equity incentive plans at December 31, 2018 (in thousands except term information):

	Options Outstanding at December 31, 2018		Options Exercisable at December 31, 2018
	Number of Options	Weighted Average Remaining Contractual Term (in years)	Number of Options	Weighted Average Remaining Contractual Term (in years)
Range of Exercise Prices
$0.34 to $1.65	29	1.2	29	1.2
$5.93 to $8.88	618	1.9	617	1.9
$12.54 to $15.41	119	2.7	119	2.7
$16.24 to $18.82	223	3.0	223	3.0
$20.85 to $23.94	398	3.4	398	3.4
$27.55 to $31.44	129	4.7	129	4.7
$31.64 to $36.15	546	5.5	495	5.5
$38.03 to $45.76	656	4.9	656	4.9
$46.20 to $56.05	1,110	4.8	1,110	4.8
	3,828	4.1	3,776	4.0
The total intrinsic value of options exercised during the years ended December 31, 2018, 2017 and 2016 was $25.8 million, $9.2 million and $18.2 million, respectively. The total grant date fair value of stock options vested during the years ended December 31, 2018, 2017 and 2016 was $5.5 million, $15.4 million and $24.3 million, respectively. The Company recognized compensation expense related to stock options of $4.8 million, $14.0 million and $23.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Unrecognized compensation expense relating to stock options was $0.6 million at December 31, 2018 which is expected to be recognized over a weighted-average period of 0.7 years.
The aggregate grant date fair value of stock options granted for the year ended December 31, 2016 was $1.8 million. There were no stock options granted for the years ended December 31, 2018 and 2017.
Restricted Stock Units
Restricted stock unit activity for the year ended December 31, 2018 under the Company’s equity incentive plans is summarized as follows (shares in thousands):

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2017	3,790	$37.22
Granted	2,227	46.17
Forfeited	(530)	39.07
Vested	(1,370)	36.87
Outstanding at December 31, 2018	4,117	$41.94
The weighted-average grant date fair value of the restricted stock units granted during the years ended December 31, 2018, 2017 and 2016 was $46.17, $37.99 and $37.49, respectively. The total fair value of restricted stock units vested as of the vesting dates during the years ended December 31, 2018, 2017 and 2016 was $49.9 million, $37.2 million and $24.7 million.
The Company recognized compensation expense related to restricted stock units of $53.2 million, $44.1 million and $31.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $127.8 million at December 31, 2018, which is expected to be recognized as expense over the weighted-average period of 2.9 years.
Performance-Based Restricted Stock Units
The Compensation Committee designed an annual equity compensation structure to further align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon the Company meeting composite revenue and cash flow growth targets determined at the time of their grant. The total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The estimate will be made each reporting period and determined by the Company’s actual and projected revenue and cash flow performance and other factors that may impact the likelihood of vesting. The compensation expense will be recognized over the vesting term of the awards.

The following table summarizes the Company’s issuances of awards under the new compensation award structure at December 31, 2018:

Grant Date	Performance Measures	Vesting Term		Performance Period	# of Shares at Target	# of Shares at Maximum	Grant Date Fair Value per share	# of Shares Outstanding at Target	# of Shares Outstanding at Maximum
July 2016 (1)	(a) the Company meeting certain revenue and cash flow targets through December 31, 2018 and (b) the recipient continuing to provide services to the Company through the end of June 2019	Three years		Fiscal years 2016, 2017 and 2018	166,600	499,800	$38.67	—	—
March 2017	(a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020	Three years		Fiscal years 2017, 2018 and 2019	185,270	555,810	$41.73	149,490	448,470
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the end of February 2021	Three years		Fiscal year 2020	121,764	304,410	$40.64	121,764	304,410
February 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the end of February 2020, 2021 and 2022	Five years	(2)	Fiscal years 2020, 2021 and 2022	411,412	1,028,530	$40.64	411,412	1,028,530
April 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the beginning of April 2021	Three years		Fiscal year 2020	3,572	8,930	$39.54	3,572	8,930
April 2018	(a) the Company meeting certain combined subscription revenue and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the beginning of April 2020, 2021 and 2022	Five years	(2)	Fiscal years 2020, 2021 and 2022	53,572	133,930	$39.54	53,572	133,930

(1)
In December 2018, based on the performance of the Company’s results for certain revenue and cash flow targets, the Company determined it had not achieved the required performance level for the performance-based awards granted in July 2016, which resulted in none of the shares being issued.

(2)
One-third of the total eligible shares shall vest on each of the third, fourth and fifth anniversaries of the grant date. This award is a one-time equity award intended to cover expected grant levels over a three-year period. In exchange, the Compensation Committee does not plan to grant any additional equity awards to recipients of this award until 2021.

The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $5.5 million, $11.2 million and $2.6 million for the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense related to unvested performance-based restricted stock units was $18.4 million at December 31, 2018, which is expected to be recognized as expense over the weighted-average period of 3.0 years.
Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016 (in thousands):

	Years Ended December 31,
	2018	2017	2016
Cost of revenue	$4,218	$4,904	$4,732
Sales and marketing	24,440	28,427	25,642
Research and development	11,800	9,630	7,586
General and administrative	19,872	22,869	16,739
Restructuring	6,227	—	—
Total	$66,557	$65,830	$54,699
In certain instances the Company is responsible for payroll taxes related to stock options exercised or the underlying shares sold by its employees. The Company accrues its obligations at the time of the exercise of the stock options or the sale of the underlying shares.

12.	INCOME TAXES
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code of 1986, as amended. Changes attributed to the Tax Act include, but are not limited to, a corporate tax rate decrease from 34% to 21% effective for tax years beginning after December 31, 2017, further limitation on deductibility of interest expense, the transition of U.S international taxation from a worldwide tax system to a territorial system, creation of a new provision designed to tax global low-tax intangible income ("GILTI), and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of The Tax Cuts and Jobs Act ("SAB") 118, which allowed the Company to record provisional amounts during a measurement period not to exceed beyond one year of the enactment date. The Company completed its analysis to determine the effect of the Tax Act and recorded immaterial adjustments as of December 31, 2018.
The components of the Company’s loss before provision (benefit) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2018 *	2017	2016
United States	$(21,174)	$(32,853)	$(39,107)
Foreign	(10,073)	(26,736)	(26,523)
Loss before provision for income taxes	$(31,247)	$(59,589)	$(65,630)

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.

The components of the provision (benefit) for income taxes attributable to continuing operations are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Current income tax provision:
Federal	$—	$—	$—
State	204	114	105
Foreign	2,514	1,580	1,838
Total current income tax provision	2,718	1,694	1,943
Deferred income tax benefit:
Federal	—	—	—
State	—	—	—
Foreign	(123)	52	(736)
Total deferred income tax benefit	(123)	52	(736)
Total income tax provision (benefit)	$2,595	$1,746	$1,207
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
The differences in the total provision for income taxes that would result from applying the 21% federal statutory rate beginning in 2018 and 34% federal statutory rate prior to 2018 to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
U.S. Federal tax benefit at statutory rates	$(6,562)	$(20,260)	$(22,310)
State income taxes, net of federal tax benefit	(248)	(806)	(855)
Foreign rate differential	2,764	5,220	3,711
Stock based compensation	3,029	3,182	4,467
Other permanent differences	280	(494)	(750)
Deferred adjustments / U.S. rate change	1,430	7,811	—
Other	130	262	1,494
Valuation allowance	1,772	6,831	15,450
Total income tax (benefit) provision	$2,595	$1,746	$1,207

Major components of the Company’s deferred tax assets (liabilities) at December 31, 2018 and 2017 are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Accrued expenses	$2,353	$2,371
Long-lived intangible assets and fixed assets — basis difference	22,947	19,884
Net operating loss carryforwards	82,017	80,615
Stock-based compensation	15,172	16,886
Deferred revenue	2,861	2,739
Convertible note hedge	—	1,467
Other	4,557	2,721
Total deferred tax assets	129,907	126,683
Valuation allowance	(117,058)	(118,606)
Deferred tax assets, net of valuation allowance	12,849	8,077
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(10,831)	(5,672)
Convertible note discount	—	(1,074)
Other	(976)	(410)
Total deferred tax liabilities	(11,807)	(7,156)
Net deferred tax assets (liabilities)	$1,042	$921
At December 31, 2018, the Company had federal, state and foreign net operating losses of approximately $261.8 million, $269.5 million and $84.8 million, respectively. The federal net operating loss carryforward will begin expiring in 2022, the state net operating loss carryforward will begin expiring in 2019, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation.
The Company has recorded a full valuation allowance against its otherwise recognizable United States, United Kingdom, New Zealand, Hong Kong and Brazil deferred income tax assets as of December 31, 2018. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net increase to the valuation allowance of $(1.5) million, $6.8 million and $15.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, was primarily due to additional net operating losses generated by the Company.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $3.1 million and $3.3 million at December 31, 2018 and December 31, 2017, respectively. Any future distribution of these non-U.S. earnings may subject the Company to state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $0.1 million and $0.1 million at December 31, 2018 and 2017, respectively. The Company determined that the transition tax on any undistributed earnings that existed as of December 31, 2018 will be zero.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31, 2018, 2017 and 2016 is as follows (in thousands):

	Years Ended December 31,
	2018	2017	2016
Balance at January 1	$1,271	$276	$276
Additions for tax positions related to the current year	131	995	—
Balance at December 31	$1,402	$1,271	$276
The provision for uncertain tax positions relates to business in territories outside of the United States.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. An immaterial amount of interest and penalties on unrecognized tax benefits were accrued during the 2018 tax year. The amount of accrued interest and penalties on unrecognized tax benefits was immaterial, as of December 31, 2018 and 2017. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations or liquidity. The recognition of previously unrecognized tax benefits on uncertain tax positions would result in a $1.4 million tax benefit. The Company believes it is reasonably possible that within the next twelve months the Company may resolve certain matters related to the years under examination, which may result in reductions of the Company's unrecognized tax benefits and income tax expense of up to $1.2 million.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2015 through 2018 tax years. State income tax returns are subject to examination for the 2014 through 2018 tax years. At December 31, 2018, the Company is not impacted by the Global Intangible Low Taxed Income ("GILTI") provisions.
There are no ongoing audits in any significant foreign tax jurisdictions.

13.	RESTRUCTURING COSTS
In December 2017, as part of the Company’s strategic plan to accelerate revenue growth and increase operating margins, the Company approved a restructuring plan to reduce the headcount of the Company’s global service delivery team, as well as the headcount of some of its sales teams, representing a total workforce reduction of approximately six percent. The restructuring is part of the Company’s renewed focus on recurring, or subscription-based, revenue growth and driving cost reductions to accelerate the growth of its operating margins and free cash flow.
During the year ended December 31, 2018 and December 31, 2017, the Company continued with a strategic plan to reduce professional service and sales headcount, resulting in $8.9 million and $1.5 million of restructuring expenses, respectively, which was recorded in “Restructuring” in the accompanying consolidated statements of operations. For the year ended December 31, 2018, the restructuring expense consisted primarily of stock-based compensation expense of $6.2 million, and $2.7 million of payroll-related costs. The stock-based compensation expense relates to accelerated vesting for impacted employees. For the year ended December 31, 2017, the restructuring expense consisted primarily of payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations. The restructuring plan was completed as of December 31, 2018.

14.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the chief operating decision maker. The Company presents its entity-wide information in the tables below.
The following table sets forth the Company’s sources of revenue (dollars in thousands):

	At or For Year Ended December 31,
	2018 *	2017	2016
Subscription revenue	$473,052	$396,764	$339,756
Percentage of subscription revenue to total revenue	87.9%	82.3%	80.3%
Professional services revenue	$64,839	$85,221	$83,368
Percentage of professional services revenue to total revenue	12.1%	17.7%	19.7%
	$537,891	$481,985	$423,124

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Revenue by geographic region, which is generally based on the address of the Company’s clients as defined in their master subscription agreements, is set forth below (in thousands):

	Years Ended December 31,
	2018 *	2017	2016
Revenue
United States	$343,205	$313,729	$284,657
All other countries	194,686	168,256	138,467
Total revenue	$537,891	$481,985	$423,124

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.
Property and equipment by region is set forth below (in thousands):

	December 31,
	2018	2017
Property and equipment, net
United States	$69,550	$16,468
United Kingdom	3,558	3,378
All other countries	4,146	971
Total property and equipment, net	$77,254	$20,817

15.	401(K) SAVINGS PLAN
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
The Company incurred approximately $2.0 million, $2.0 million and $1.9 million of matching contribution expenses related to the Plan during the years ended December 31, 2018, 2017 and 2016, respectively.

16.	COMMITMENTS AND CONTINGENCIES
Leases
The Company has various non-cancelable operating leases for its offices and its managed hosting facilities and services. These leases expire at various times through 2025. Certain lease agreements contain renewal options, rent abatement and escalation clauses. The Company recognizes rent expense on a straight-line basis over the lease term, commencing when the Company takes possession of the property. Certain of the Company’s office leases entitle the Company to receive a tenant allowance from the landlord. The Company records tenant allowances as a deferred rent credit, which the Company amortizes on a straight-line basis, as a reduction of rent expense, over the term of the underlying lease. Total rent expense under operating leases was approximately $9.8 million, $8.0 million and $7.8 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Future minimum lease payments under non-cancelable operating leases at December 31, 2018 are as follows (in thousands):

Operating Leases (1)
2019	$11,576
2020	14,162
2021	14,277
2022	14,823
2023	14,710
Thereafter	17,961
Total minimum lease payments	$87,509
(1) The table above includes future minimum lease payments for the Company's facility financing obligation as follows:
2019: $4.8 million; 2020: $4.9 million; 2021: $4.9 million; 2022: $5.3 million; 2023 and thereafter: $21.7 million.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2018 and December 31, 2017 was $7.7 million and $1.4 million, respectively.
Other Commitments
As of December 31, 2018, the Company had software subscription and other miscellaneous agreements with various service providers with obligations of approximately $17.8 million in 2019, $8.8 million in 2020 and $2.8 million in 2021.
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
Litigation
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. The Company has determined that it does not have any reasonably possible liabilities related to any legal proceedings or claims that would individually or in the aggregate materially adversely affect its financial condition or operating results.

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
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the years ended December 31, 2018, 2017 and 2016, the Company provided at no charge certain resources to the Foundation, with approximate values of $3.7 million, $3.4 million and $3.3 million, respectively.

18.	SUBSEQUENT EVENTS
During January 2019, shares issuable under the Company’s 2010 Employee Stock Purchase Plan increased by 588,856 shares and shares issuable under the Company’s 2010 Plan increased by 2,649,855 shares in accordance with the automatic annual increase provisions of such plans.
The Compensation Committee has granted or approved performance-based restricted stock units during February 2019. Achievement of the probable target level would result in the issuance of 93,738 shares of the Company’s common stock upon the vesting of the restricted stock units and achievement of the maximum target would result in the issuance of 234,345 shares of the Company’s common stock upon the vesting of the restricted stock units. The performance-based restricted stock units will vest over three years.
During January and February 2019, the Compensation Committee has granted or approved restricted stock units covering an aggregate of 251,928 shares of the Company’s common stock which generally vest annually over four years.
During February 2019, the Company entered into lease agreements with obligations of approximately $0.5 million in 2019, $1.1 million in 2020, $1.1 million in 2021, 1.1 million in 2022 and 2.0 million in 2023 and thereafter.

19.	SELECTED QUARTERLY DATA (UNAUDITED)
The following unaudited quarterly consolidated statements of operations for each of the quarters in the years ended December 31, 2018 and 2017 have been prepared on a basis consistent with the Company’s audited annual consolidated financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the financial information contained in these statements.

	Quarter Ended
	(in thousands, except per share data)
	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018 *	June 30, 2018 *	Sept. 30, 2018 *	Dec. 31, 2018 *
Revenue	$111,582	$116,651	$121,796	$131,956	$133,113	$132,517	$134,014	$138,247
Cost of revenue	33,949	35,321	35,708	37,889	37,020	36,365	36,171	34,793
Gross profit	77,633	81,330	86,088	94,067	96,093	96,152	97,843	103,454
Operating expenses:
Sales and marketing	56,894	62,073	60,554	60,750	59,245	59,821	53,215	52,354
Research and development	13,411	14,684	16,389	17,491	15,984	16,325	19,705	24,967
General and administrative	20,476	23,141	21,249	19,723	21,985	22,101	23,128	23,535
Restructuring	—	—	—	1,539	7,725	1,000	221	—
Total operating expenses	90,781	99,898	98,192	99,503	104,939	99,247	96,269	100,856
(Loss) income from operations	(13,148)	(18,568)	(12,104)	(5,436)	(8,846)	(3,095)	1,574	2,598
(Loss) income from operations per share, basic and diluted	$(0.23)	$(0.33)	$(0.21)	$(0.09)	$(0.15)	$(0.05)	$0.03	$0.04
Other income (expense):
Interest income (expense) and other income (expense), net	(2,492)	(2,333)	(2,248)	(3,260)	(6,837)	(8,376)	(3,499)	(4,767)
Loss before income tax provision	(15,640)	(20,901)	(14,352)	(8,696)	(15,683)	(11,471)	(1,925)	(2,169)
Income tax provision	(571)	(364)	(503)	(308)	(533)	(536)	(522)	(1,004)
Net loss	$(16,211)	$(21,265)	$(14,855)	$(9,004)	$(16,216)	$(12,007)	$(2,447)	$(3,173)
Net loss per share, basic and diluted	$(0.29)	$(0.37)	$(0.26)	$(0.16)	$(0.28)	$(0.21)	$(0.04)	$(0.05)
Weighted average common shares outstanding, basic and diluted	56,642	56,935	57,627	57,826	57,425	57,844	58,699	58,649

* See Note 2 for summary of adjustments in relation to the adoption of ASC 606.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

Appointment of Principal Accounting Officer
On February 25, 2019, our Board of Directors (our “Board”) appointed Trish Coughlin to replace Brian Swartz as our principal accounting officer, effective as of the date immediately following the filing of this Annual Report on Form 10-K. Mr. Swartz will continue to serve as our Chief Financial Officer.
Trish Coughlin, age 49, has served as our Chief Accounting Officer since January 2019. From March 2013 to January 2019, Ms. Coughlin worked at Workday, Inc., most recently serving as its Corporate Controller. From August 2003 to February 2013, Ms. Coughlin worked at Goldman Sachs, most recently serving as a Managing Director. Prior to that, Ms. Coughlin served as Controller, Specialty Materials of Honeywell and as a Director of PricewaterhouseCoopers. Ms. Coughlin holds a B.A. in International Relations and a B.S. in Accounting from Lehigh University.
There are no arrangements or understandings between Ms. Coughlin and any other persons pursuant to which she was selected as our Company’s principal accounting officer. There are also no family relationships between Ms. Coughlin and any of our directors or executive officers and she has no direct or indirect material interest in any transaction required to be disclosed pursuant to Item 404(a) of Regulation S-K.
We have entered into our standard form of Change of Control Severance Agreement with Ms. Coughlin, a copy of which has been filed as Exhibit 10.4 to our Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 7, 2013 and is incorporated herein by reference.
We have has entered into our standard form of indemnification agreement with Ms. Coughlin, a copy of which has been filed as Exhibit 10.1 to our Registration Statement on Form S-1 (File No. 333-169621) filed with the Securities and Exchange Commission on December 17, 2010 and is incorporated herein by reference.

2019 Executive Bonus Plan
On February 25, 2019, the Compensation Committee (the “Compensation Committee”) of our Board established an executive compensation plan for fiscal year 2019 (the “2019 Plan”) as part of its annual review of target incentive compensation for our executive officers.
Under the terms of the 2019 Plan, each of the eligible executive officers will be entitled to receive a bonus that will vary in amount depending on our success in achieving certain performance targets with respect to annual recurring revenue, subscription revenue, and operating income. The amount payable with respect to each metric may be greater or less depending on the extent to which our performance exceeds or falls short of the applicable target. No bonus payout for a particular performance metric will be earned unless the performance threshold for that metric is met.
The following table shows the target bonus amount payable under the 2019 Plan if the we achieve each performance metric at target for each of the following executive officers:

	Target Bonus Amount
Named Executive Officer	($)	% of Base Salary
Brian Swartz, Chief Financial Officer	$297,500	70
Mark Goldin, Chief Technology Officer	$262,500	70

Commission Plan with Named Executive Officer
On February 26, 2019, we entered into a fiscal year 2019 sales commission plan with Vincent Belliveau, our Executive Vice President and General Manager of Europe, Middle East and Africa (the “Belliveau Commission Plan”). The Belliveau Commission Plan is effective as of January 1, 2019.
Under the Belliveau Commission Plan, Mr. Belliveau is eligible to receive commissions based on total direct sales in Europe, the Middle East and Africa. To the extent Mr. Belliveau exceeds his sales quota for revenue in 2019, his commission rate for 2019 sales will be increased with respect to revenue exceeding his sales quota. In addition, Mr. Belliveau is eligible to receive bonuses totaling up to €20,000 if he meets certain milestone sales targets by specified dates.

For fiscal year 2019, the following table shows the target commission and target bonus that Mr. Belliveau is eligible to earn under the Belliveau Commission Plan:
Target 2019 Commission (1)        Target 2019 Bonus (2)
$337,635                $22,800

(1)
This amount represents the total performance-based commissions that will be earned under the Belliveau Commission Plan if Mr. Belliveau achieves the sales quota established under the Belliveau Commission Plan.

(2)
Mr. Belliveau's target bonus is €20,000, which has been converted into U.S. Dollars at a rate of $1.14 Dollars per Euro, the exchange rate in effect on February 25, 2019. The target bonus of €20,000 represents the amount that Mr. Belliveau is eligible to receive if he meets all milestone sales targets by the dates specified in the Belliveau Commission Plan.

The foregoing description of the Belliveau Commission Plan is qualified in its entirety by reference to the full text of such plan, which is filed as an exhibit to this Annual Report on Form 10-K.

Compensation of Chief Executive Officer
On February 25, 2019, the Compensation Committee approved a modification to the compensation of Adam Miller, our Chief Executive Officer. At Mr. Miller's request, he will receive a nominal annual salary of $1, effective as of March 1, 2019, and will not be eligible to participate in the 2019 Plan. Mr. Miller will continue to be eligible to receive equity awards in connection with his service.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

With the exception of the information incorporated in Items 10, 11, 12, 13 and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018 is not deemed “filed” as part of this Annual Report on Form 10-K.

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

Exhibit Index

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35098	3.2	June 20, 2018
4.1	Indenture between the Registrant and U.S. Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
4.2	Indenture, dated as of December 8, 2017, by and between the Registrant and U.S. Bank National Association, as trustee (including the form of 5.75% Convertible Senior Notes Due 2021).	8-K	001-35098	4.1	December 8, 2017
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	S-1/A	333-169621	10.4	December 17, 2010
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.8*	Employment Agreement between the Registrant and Brian L. Swartz, dated as of May 1, 2016	10-Q	001-35098	10.1	August 5, 2016
10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.10A*	2016 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 6, 2016
10.10B*	2017 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 5, 2017
10.11*	Transition Agreement between the Registrant and David J. Carter, dated as of February 27, 2018.	10-K	001-35098	10.11	February 27, 2018
10.12*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.13A*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	August 7, 2014
10.13B*	2015 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 8, 2015
10.13C*	2016 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 6, 2016
10.13D*	2017 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 5, 2017
10.13E*	2018 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.4	August 7, 2018
10.13F*	2019 Sales Commission Plan between the Registrant and Vincent Belliveau.
10.14*	Employment Agreement between the Registrant and Jeffrey Lautenbach, dated November 28, 2017.	10-K	001-35098	10.14	February 27, 2018
10.15*	Employment Agreement between the Registrant and Adrianna Burrows, dated February 13, 2018.	10-Q	001-35098	10.1	May 8, 2018
10.16*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers.	10-Q	001-35098	10.4	August 7, 2013
10.17*	Transition Agreement between the Registrant and Kirsten Helvey, dated as of February 27, 2018.	10-K	001-35098	10.16	February 27, 2018
10.18*	Description of 2017 Executive Bonus Plan.	8-K	001-35098	n/a	March 9, 2017
10.19*	Description of 2018 Executive Bonus Plan.	8-K	001-35098	n/a	March 2, 2018
10.20	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.21	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.22	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011.	10-K	001-35098	10.16	March 6, 2012
10.23	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012.	10-Q	001-35098	10.1	May 9, 2013
10.24	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013.	10-Q	001-35098	10.2	May 9, 2013
10.25	Third Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 22, 2014.	10-Q	001-35098	10.1	August 7, 2018
10.26	Fourth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of December 16, 2014.	10-Q	001-35098	10.2	August 7, 2018

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.27	Fifth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 26, 2018.	10-Q	001-35098	10.3	August 7, 2018
10.28	Investment Agreement, dated as of November 8, 2017, by and between, inter alia, the Registrant and Silver Lake Credit Partners, L.P., as amended.	10-K	001-35098	10.24	February 27, 2018
21.1	List of subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (contained in the signature page to this Annual Report).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2019.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	Chief Executive Officer and Director (principal executive officer)	February 26, 2019
Adam L. Miller

/s/ Brian L. Swartz	Chief Financial Officer (principal financial and accounting officer)	February 26, 2019
Brian L. Swartz

/s/ Elisa Steele	Chair of the Board of Directors	February 26, 2019
Elisa Steele

/s/ Harold W. Burlingame	Director	February 26, 2019
Harold W. Burlingame

/s/ Dean Carter	Director	February 26, 2019
Dean Carter

/s/ Robert Cavanaugh	Director	February 26, 2019
Robert Cavanaugh

Signature	Title	Date

/s/ Richard Hadrill	Director	February 26, 2019
Richard Hadrill

/s/ Joe Osnoss	Director	February 26, 2019
Joe Osnoss

/s/ Marcus Ryu	Director	February 26, 2019
Marcus Ryu

/s/ Kristina Salen	Director	February 26, 2019
Kristina Salen

/s/ Steffan Tomlinson	Director	February 26, 2019
Steffan Tomlinson