Form 10-Q
period 2019-03-31
Cornerstone OnDemand Inc
filed 2019-05-07
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	CSOD	Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date

Class	Outstanding as of May 3, 2019
Common Stock, par value $0.0001 per share	59,652,871

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
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
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$357,015	$183,596
Short-term investments	34,950	204,732
Accounts receivable, net	92,645	125,300
Deferred commissions, current	16,013	24,467
Prepaid expenses and other current assets	33,802	34,940
Total current assets	534,425	573,035
Capitalized software development costs, net	45,766	45,416
Property and equipment, net	33,081	77,254
Operating right-of-use assets	82,984	—
Deferred commissions, non-current	58,755	45,444
Long-term investments	750	1,250
Intangible assets, net	12,581	13,867
Goodwill	47,453	47,453
Other assets, net	2,920	3,437
Total Assets	$818,715	$807,156
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$9,156	$11,921
Accrued expenses	46,353	68,331
Deferred revenue, current	290,993	312,526
Operating lease liabilities, current	9,274	—
Other liabilities	6,269	7,645
Total current liabilities	362,045	400,423
Convertible notes, net	289,994	288,967
Operating lease liabilities, non-current	78,930	—
Other liabilities, non-current	305	2,484
Deferred revenue, non-current	11,876	13,275
Facility financing obligation	—	46,100
Total liabilities	743,150	751,249
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 59,407 and 58,886 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	608,168	585,387
Accumulated deficit	(533,426)	(529,962)
Accumulated other comprehensive income	817	476
Total stockholders’ equity	75,565	55,907
Total Liabilities and Stockholders’ Equity	$818,715	$807,156

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$140,117	$133,113
Cost of revenue	33,695	37,020
Gross profit	106,422	96,093
Operating expenses:
Sales and marketing	54,505	59,245
Research and development	27,746	15,984
General and administrative	22,940	21,985
Restructuring	—	7,725
Total operating expenses	105,191	104,939
Income (loss) from operations	1,231	(8,846)
Other income (expense):
Interest income	1,990	1,819
Interest expense	(5,366)	(8,700)
Other, net	(597)	44
Other income (expense), net	(3,973)	(6,837)
Loss before income tax provision	(2,742)	(15,683)
Income tax provision	(722)	(533)
Net loss	$(3,464)	$(16,216)
Net loss per share, basic and diluted	$(0.06)	$(0.28)
Weighted average common shares outstanding, basic and diluted	59,141	57,425

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(3,464)	$(16,216)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	169	(2,111)
Net change in unrealized gains (losses) on investments	172	(225)
Other comprehensive income (loss), net of tax	341	(2,336)
Total comprehensive loss	$(3,123)	$(18,552)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2017	57,512	$6	$536,951	$(515,054)	$217	$22,120
Issuance of common stock upon the exercise of options	211	—	5,149	—	—	5,149
Vesting of restricted stock units	225	—	—	—	—	—
Repurchase of common stock	(423)	—	(16,024)	—	—	(16,024)
Stock-based compensation			20,732	—	—	20,732
Cumulative effect of accounting change	—	—	—	18,935	—	18,935
Net loss	—	—	—	(16,216)	—	(16,216)
Other comprehensive loss, net of tax	—	—	—	—	(2,336)	(2,336)
Balance as of March 31, 2018	57,525	$6	$546,808	$(512,335)	$(2,119)	$32,360

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2018	58,886	$6	$585,387	$(529,962)	$476	$55,907
Issuance of common stock upon the exercise of options	129	—	4,984	—	—	4,984
Vesting of restricted stock units	392	—	—	—	—	—
Stock-based compensation	—	—	17,797	—	—	17,797
Net loss	—	—	—	(3,464)	—	(3,464)
Other comprehensive income, net of tax	—	—	—	—	341	341
Balance as of March 31, 2019	59,407	$6	$608,168	$(533,426)	$817	$75,565

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2019*	2018
Cash flows from operating activities:
Net loss	$(3,464)	$(16,216)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	10,858	7,831
Accretion of debt discount and amortization of debt issuance costs	1,027	3,426
Purchased investment premium, net of amortization	(216)	(81)
Net foreign currency (gain) loss	294	(356)
Stock-based compensation expense	17,045	19,479
Changes in operating assets and liabilities:
Accounts receivable	32,955	41,888
Deferred commissions	(4,274)	(528)
Prepaid expenses and other assets	3,641	(8,841)
Accounts payable	(2,781)	(7,605)
Accrued expenses	(23,287)	(15,059)
Deferred revenue	(23,959)	(23,751)
Other liabilities	(545)	(4,767)
Net cash provided by (used in) operating activities	7,294	(4,580)
Cash flows from investing activities:
Maturities of investments	170,679	40,677
Capital expenditures	(4,243)	(2,559)
Capitalized software costs	(7,399)	(6,039)
Net cash provided by investing activities	159,037	32,079
Cash flows from financing activities:
Payments of debt issuance costs	—	(152)
Proceeds from employee stock plans	6,840	6,765
Repurchases of common stock	—	(14,700)
Net cash provided by (used in) financing activities	6,840	(8,087)
Effect of exchange rate changes on cash and cash equivalents	248	357
Net increase in cash and cash equivalents	173,419	19,769
Cash and cash equivalents at beginning of period	183,596	393,576
Cash and cash equivalents at end of period	$357,015	$413,345
Supplemental cash flow information:
Cash paid for interest	$8,685	$3,000
Cash paid for income taxes	390	452
Proceeds from employee stock plans received in advance of stock issuance	1,856	1,616
Cash paid for operating leases*	2,601	—
Right-of-use assets obtained in exchange for lease obligations*	86,120	—
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$485	$—
Capitalized assets financed by accounts payable and accrued expenses	1,789	5,201
Capitalized stock-based compensation	752	1,253
Unsettled share repurchase in other liabilities	—	1,325

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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company's annual consolidated financial statements. These unaudited condensed financial statements are presented in accordance with (i) accounting standards generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented.
Results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, for any other interim period or for any other future year.
Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02"), as discussed further in Note 1. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) to retained earnings. The Company adopted this new standard effective January 1, 2019 with no impact to its consolidated condensed financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, "Leases (Topic 842)" ("ASU 2016-02" and "ASU 2018-11"). The ASU requires lessees to record most leases on their balance sheets but recognize the expense on their statements of operations in a manner similar to accounting rules previously in effect. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use ("ROU") asset for the right to use the underlying asset for the lease term.
The Company has completed its implementation of ASU 2016-02 and applicable methods of transition. As permitted under the transition guidance, for leases in existence prior to adoption, the Company will carry forward the assessment of whether its arrangements are or contain leases, the classification of its leases, the impact of initial direct costs associated with its leases, and the remaining lease terms. The Company implemented internal controls and key system functionality to enable the preparation of financial information on adoption.
The Company adopted the requirements of ASU 2016-02 utilizing the modified retrospective method of transition to identified leases as of January 1, 2019 (the “effective date”). The adoption of the standard had a material impact to the Company’s condensed consolidated balance sheets. There was no impact upon adoption to the condensed consolidated statements of operations or cash flows. The impact of the adoption was due to:

•
the recognition of additional operating lease liabilities of $82.5 million and corresponding operating ROU assets of $80.5 million. These represent the operating leases existing as of the effective date which have a lease term of greater than twelve months. The operating ROU assets were recorded net of a $2.0 million reclassification of other accrued liabilities and prepaid expenses representing previously deferred or prepaid rent and lease incentives.

•
the de-recognition of previously recorded facility financing obligations of $46.1 million and related plant, property and equipment assets of $46.1 million from a build-to-suit lease arrangement for which construction is complete and the Company is leasing the constructed asset but previously did not qualify for sale accounting.

Accounting Pronouncements Pending Adoption
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract," ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements and expects to adopt the new standard in the first quarter of 2020.
Summary of Significant Accounting Policies
Except for changes to the Company's lease accounting policy, as included below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.
Leases
The Company has various non-cancelable arrangements to lease office and dedicated data center facility space. These arrangements include services and other incremental costs to maintain or operate the space and do not contain any material residual value guarantees, material variable payments, or restrictive covenants.
The Company determines at contract inception whether the arrangement 1) contains a lease based on its ability to control a physically distinct asset for more than 12 months, and 2) should be classified as an operating or finance lease. For both its office and data center facility leases, the Company combines all components of the lease including related services as a single component.
Operating leases are reflected as operating ROU assets and operating lease liabilities in the accompanying consolidated balance sheets. Operating ROU assets and operating lease liabilities represent the Company's obligation to make payments arising from the lease. The operating ROU asset also includes any lease payments made and excludes lease incentives. The liabilities are measured at the commencement date based on the present value of lease payments over the lease term utilizing our incremental borrowing rate. Lease payments are typically discounted at our incremental borrowing rate as the interest rate implicit in the lease cannot be readily determined in the absence of key inputs which are typically not reported by our lessors. Judgment was used to estimate the incremental borrowing rate associated with these leases based on relevant market data and Company inputs applied to accepted valuation methodologies.

The Company recognizes lease expense relating to its operating leases on a straight-line basis over the lease term, which commences when the Company controls the leased asset. The lease term includes optional periods to extend or terminate the leases when it is reasonably certain that the option will be exercised. Lease incentives are recognized as a reduction to lease expense on a straight-line basis over the underlying lease term.
In the normal course of operations, the Company enters into subleases for unoccupied leased office space. Any sublease payments received are recognized as a reduction to the related lease expense on a straight-line basis over the life of the sublease.
2. BUSINESS COMBINATIONS
The following business combinations have been accounted for as acquisitions in accordance with ASC 805, Business Combinations. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date with the excess recorded as goodwill. Acquisition related transaction costs are not included as a component of consideration transferred but are accounted for as an expense in the period in which the costs are incurred and have been included in general and administrative expenses in the condensed consolidated statement of operations.
Workpop Inc.
On September 10, 2018, the Company completed the acquisition of Workpop Inc. (“Workpop”), a privately held company. Workpop is a robust web and mobile solution for candidates and hiring managers in service-based industries. The acquisition was completed pursuant to a merger whereby Workpop became a wholly-owned subsidiary of the Company. In connection with the merger, the Company paid cash consideration of $18.2 million. Acquisition-related transaction costs were $0.5 million.
The Company had a $0.5 million cost basis investment in Workpop prior to the acquisition. As part of the acquisition of Workpop, the Company received a return of our investment with an immaterial loss, which was included in general and administrative expenses in the consolidated statement of operations.
The Company’s allocation of the total purchase price consideration as of September 10, 2018 is summarized below (in thousands):

Fair Value
Cash and cash equivalents	$115
Other assets	68
Intangible assets - developed technology	7,500
Goodwill	10,525
Total purchase price	$18,208
The intangible assets related to developed technology are amortized on a straight-line basis over 3 years.
 Pro forma results of operations have not been presented as the impact of the acquisition is not material to our financial results.
Grovo Learning, Inc.
On November 9, 2018, the Company completed the acquisition of Grovo Learning, Inc. (“Grovo”), a privately held company. Grovo helps learning and development teams engage employees and drive their business forward by delivering an evolving library of customizable Microlearning® content. The acquisition was completed pursuant to a merger whereby Grovo became a wholly-owned subsidiary of the Company in exchange for cash consideration of $22.9 million. The Company acquired Grovo to expand its Cornerstone Content Anytime subscription offerings which are accessed through the Cornerstone Learning suite. Acquisition-related transaction costs were $0.6 million.

The Company’s allocation of the total purchase price consideration as of November 9, 2018 is summarized below (in thousands):

Fair Value
Cash and cash equivalents	$508
Accounts receivable	761
Property and equipment, net	51,967
Other current and non-current assets	1,001
Intangible assets - content library	4,700
Intangible assets - developed technology	2,500
Goodwill	11,034
Facility financing obligation	(46,100)
Accounts payable, accrued expenses, and other liabilities, current and non-current	(3,465)
Net assets acquired	$22,906
The Company acquired a property lease and related leasehold improvements whereby it was deemed, for accounting purposes only, to be the owner of the entire project. In connection with the Company’s accounting for this transaction in 2018, the Company capitalized $51.1 million as a build-to-suit property within property and equipment, net, and recognized a corresponding facility financing obligation for $46.1 million. However, due to the adoption of the new lease standard ASU 2016-02 as of January 1, 2019, the build-to-suit property, exclusive of leasehold improvements of $5.0 million, and related facility financing obligation were de-recognized. Refer to Note 1 - Organization and Summary of Significant Accounting Policies above and Note 13 - Leases below for further information.
The fair value of the acquired assets are amortized on a straight-line basis over their expected useful lives.

Useful Life
Property and equipment, net	25 years
Intangible assets - content library	6 years
Intangible assets - developed technology	3 years
Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company's financial results.

3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(3,464)	$(16,216)
Weighted-average shares of common stock outstanding	59,141	57,425
Net loss per share – basic and diluted	$(0.06)	$(0.28)

The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. At March 31, 2019 and 2018, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	March 31,
	2019	2018
Options to purchase common stock, restricted stock units and performance-based restricted stock units	10,029	11,629
Shares issuable pursuant to employee stock purchase plan	96	114
Convertible notes	7,143	11,825
Common stock warrants	—	4,682
Total shares excluded from net loss per share	17,268	28,250
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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of March 31, 2019 (in thousands):

	March 31, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$279,317	$—	$—	$279,317	$279,317	$—
Corporate bonds	15,973	—	—	15,973	—	15,973
U.S. treasury securities	18,987	—	(10)	18,977	—	18,977
	$314,277	$—	$(10)	$314,267	$279,317	$34,950
The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$129,321	$—	$—	$129,321	$129,321	$—
Corporate bonds	58,115	—	(82)	58,033	—	58,033
U.S. treasury securities	138,826	—	(100)	138,726	—	138,726
Commercial paper	7,973	—	—	7,973	—	7,973
	$334,235	$—	$(182)	$334,053	$129,321	$204,732
As of March 31, 2019 and December 31, 2018, the Company’s investments in marketable securities had a weighted-average maturity date of approximately two months. No marketable securities held as of these periods have been in a continuous unrealized loss position for more than 12 months. The Company does not believe any unrealized losses as of March 31, 2019 and December 31, 2018 represent other-than-temporary impairments.

5. INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$39,984	$(31,769)	$8,215	$39,984	$(30,817)	$9,167
Content Library	4,700	(334)	4,366	4,700	—	4,700
	$44,684	$(32,103)	$12,581	$44,684	$(30,817)	$13,867
During 2018, the Company recorded additional finite-lived intangible assets totaling $7.5 million and $7.2 million, related to developed technology from the acquisitions of Workpop Inc. and Grovo Learning, Inc., respectively.
Total amortization expense from finite-lived intangible assets was $1.3 million for the three months ended March 31, 2019 and zero for the three months ended March 31, 2018 and was recorded in cost of revenue in the accompanying condensed consolidated statements of operations.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of March 31, 2019 (in thousands):

	2019	2020	2021	2022	2023	2024 and thereafter
Estimated remaining amortization expense	$3,141	$4,188	$3,236	$855	$855	$306

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the three months ended March 31, 2019, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets in the three months ended March 31, 2019 and March 31, 2018.

Goodwill
The carrying amount of goodwill was $47.5 million as of March 31, 2019 and December 31, 2018.

6. OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	March 31,	December 31,
		2019	2018
Computer equipment and software	3 – 5 years	$55,230	$52,055
Build to suit property	25 years	—	51,058
Furniture and fixtures	7 years	4,616	4,367
Leasehold improvements	2 – 6 years	14,975	9,987
Renovation in progress	n/a	3,345	1,984
		78,166	119,451
Less: accumulated depreciation and amortization		(45,085)	(42,197)
Total property and equipment, net		$33,081	$77,254
As described in Note 1 - Organization and Summary of Significant Accounting Policies and Note 2 - Business Combinations above, on January 1, 2019, the Company de-recognized the build to suit property, exclusive of $5.0 million in build-out costs which were re-classified as leasehold improvements in the current reporting period.
Depreciation expense for the three months ended March 31, 2019 and December 31, 2018 was $2.9 million and $2.2 million, respectively.
The balance of accrued expenses is as follows (in thousands):

	March 31,	December 31,
	2019	2018
Accrued compensation	$22,045	$31,799
Accrued commissions	6,261	13,856
Accrued interest	4,312	8,625
Other accrued expenses	13,735	14,051
Total accrued expenses	$46,353	$68,331

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis included the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$279,317	$279,317	$—	$—	$129,172	$129,172	$—	$—
Corporate bonds	15,973	—	15,973	—	58,033	—	58,033	—
U.S. treasury securities	18,977	—	18,977	—	138,726	—	138,726	—
Commercial paper	—	—	—	—	7,973	—	7,973	—
	$314,267	$279,317	$34,950	$—	$333,904	$129,172	$204,732	$—
As of March 31, 2019 and December 31, 2018, cash equivalents of $279.3 million and $129.2 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by the U.S. government.
As of March 31, 2019 and December 31, 2018, corporate bonds, U.S. treasury securities, and commercial paper were classified within Level 2 of the fair value hierarchy. These instruments were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers.
Convertible Notes
The Company’s 2021 Notes described in Note 8 - Debt are shown in the accompanying condensed consolidated balance sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s 2021 Notes as of March 31, 2019 was $435.6 million. The fair value of the 2021 Notes was estimated on the basis of quoted market prices of similar instruments, which, due to the lack of trading activity, are considered Level 2 in the fair value hierarchy.

8. DEBT

2021 Senior Convertible Notes
In December 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “2021 Notes”) for a purchase price equal to 98% of the principal amount, raising net proceeds of $294.0 million before issuance costs.
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

The Company incurred debt issuance costs of $9.2 million that were deferred and amortized to interest expense over the term of the 2021 Notes.
The Company agreed to register the resale of the 2021 Notes and the shares of common stock issuable upon conversion of the 2021 Notes. A registration statement on Form S-3 relating to such securities was filed with the U.S. Securities and Exchange Commission by the Company on August 7, 2018.
The net carrying amounts of the liability components of the 2021 Notes as of March 31, 2019 and December 31, 2018 consists of the following (in thousands):

	March 31, 2019	December 31, 2018
Principal amount	$300,000	$300,000
Unamortized debt discount	(3,943)	(4,348)
Net carrying amount before unamortized debt issuance costs	296,057	295,652
Unamortized debt issuance costs	(6,062)	(6,685)
Net carrying value	$289,994	$288,967
The effective interest rate of the liability component is 6.4% for the 2021 Notes.
2018 Notes
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
The following table presents the interest expense recognized related to the 2021 Notes and 2018 Notes for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Contractual interest expense at 1.5% and 5.75% per annum	$4,313	$5,261
Amortization of debt issuance costs	623	916
Accretion of debt discount	404	2,510
Total	$5,340	$8,687

9. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock. The share repurchase program was completed as of December 31, 2018. The total number of shares repurchased was 2.3 million at an average share price of $43.71.

10. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the three months ended March 31, 2019 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2018	3,828	$32.41	4.1	$70,436
Granted	—	—
Exercised	(129)	38.74
Forfeited	(22)	45.40
Outstanding, March 31, 2019	3,677	$32.12	3.8	$83,504

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at March 31, 2019	3,647	$32.09	3.8	$82,901
Vested and expected to vest at March 31, 2019	3,676	32.11	3.8	83,480

(1)	Based on the Company’s closing stock price of $54.78 on March 31, 2019 and $50.43 on December 31, 2018.
Unrecognized compensation expense relating to stock options was $0.3 million at March 31, 2019, which is expected to be recognized over a weighted-average period of 0.7 years.

Restricted Stock Units
The Company granted restricted stock units covering 0.5 million shares of its common stock during the three months ended March 31, 2019. At March 31, 2019, there were 4.1 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $136.7 million at March 31, 2019, which is expected to be recognized as expense over the weighted-average period of 2.9 years.
Performance-Based Restricted Stock Units
The Compensation Committee designed an annual equity compensation structure to further align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon the Company meeting a combination of revenue and cash flow growth targets determined at the time of their grants. The total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The estimate will be made each reporting period and determined by the Company’s actual and projected revenue and cash flow performance and the compensation expense will be recognized over the vesting term of the awards.
The following table summarizes the Company’s issuances of awards under the new compensation award structure:

Grant Date	Performance Measures	Vesting Term	Performance Period	# of Shares at Target	# of Shares at Maximum	Grant Date Fair Value per share	# of Shares Outstanding at Target (2)	# of Shares Outstanding at Maximum (2)
March 2017	(a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020	Three years	Fiscal years 2017, 2018 and 2019	185,270	555,810	$41.73	141,540	424,620
February 2018	(a) the Company meeting certain combined subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the end of February 2021	Three years	Fiscal year 2020	121,764	304,410	$40.64	121,764	304,410
February 2018	(a) the Company meeting certain combined subscription revenue growth and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the end of February 2020, 2021 and 2022	Five years	Fiscal years 2020, 2021 and 2022 (1)	411,412	1,028,530	$40.64	411,412	1,028,530
April 2018	(a) the Company meeting certain combined subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the beginning of April 2021	Three years	Fiscal year 2020	3,572	8,930	$39.54	—	—

April 2018	(a) the Company meeting certain combined subscription revenue growth and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the beginning of April 2020, 2021 and 2022	Five years	Fiscal years 2020, 2021 and 2022 (1)	53,572	133,930	$39.54	53,572	133,930
February 2019	(a) the Company meeting certain combined subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2021 and (b) the recipient continuing to provide services to the Company through the beginning of February 2022	Three years	Fiscal year 2021	13,178	32,945	$58.23	13,178	32,945
February 2019	(a) the Company meeting certain combined subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2021 and (b) the recipient continuing to provide services to the Company through the beginning of February 2022	Three years	Fiscal year 2021	80,559	201,398	$57.27	80,559	201,398
March 2019	(a) the Company meeting certain combined subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2021 and (b) the recipient continuing to provide services to the Company through the beginning of February 2022	Three years	Fiscal year 2021	43,136	107,835	$56.15	43,136	107,835

(1)
One-third of the total eligible shares shall vest on each of the third, fourth and fifth anniversaries of the grant date. This award is a one-time equity award intended to cover expected grant levels over a three-year period. In exchange, the Compensation Committee does not plan to grant any additional equity awards to recipients of this award until 2021.

(2)	Excludes shares that were forfeited due to termination of employment.
The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $1.8 million for the three months ended March 31, 2019. There was no unrecognized compensation expense related to unvested 2016 and 2017 performance-based restricted stock unit awards at March 31, 2019. Unrecognized compensation expense related to unvested 2018 and 2019 performance-based restricted stock units was $24.3 million at March 31, 2019, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted average period of 2.8 years.
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

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of revenue	$1,136	$1,002
Sales and marketing	6,047	6,246
Research and development	4,196	2,308
General and administrative	5,666	4,487
Restructuring	—	5,436
Total	$17,045	$19,479
11. INCOME TAXES
The Company’s income tax provision was approximately $0.7 million with an effective income tax rate of (26.3)% for the three months ended March 31, 2019. The Company’s income tax provision was approximately $0.5 million with an effective income tax rate of (3.4)% for the three months ended March 31, 2018. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2015 through 2018 tax years. State income tax returns are subject to examination for the 2014 through 2018 tax years. Foreign income tax returns are subject to examination for the 2007 through 2018 tax years. The Company believes it is reasonably possible that within the next twelve months it may resolve certain matters related to the years under examination, which may result in reductions of its unrecognized tax benefits and income tax expense of up to $1.2 million.
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
During the three months ended March 31, 2019, the Company entered into operating lease agreements with remaining obligations of approximately $0.1 million in 2019, $0.6 million in 2020 , $0.8 million in 2021, $0.8 million in 2022, $0.8 million in 2023, and $5.4 million thereafter. Refer to Note 13 below for additional details about the Company's leases.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at March 31, 2019 and December 31, 2018 was $7.8 million and $7.7 million, respectively.

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
13. LEASES
The Company has various non-cancelable operating leases for its offices and its data centers. These arrangements have remaining lease terms ranging from 1 to 12 years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term from one to 5 years or more.
The components of lease cost related to the Company's operating leases were as follows (in thousands):

Three months ended
March 31, 2019
Operating lease cost(1)	$3,821
Sublease income	(810)
Net lease cost	$3,011
(1) Excludes cost from short-term leases and variable lease payments, which were immaterial.

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	March 31,	January 1,
	2019	2019
Operating lease right-of-use assets	$82,984	$80,544
Operating lease liabilities (current and non-current)	88,204	82,544
Weighted-average remaining lease term	5 years	5 years
Weighted-average incremental borrowing rate	3.3%	3.3%

Maturities of the Company's operating lease liabilities at March 31, 2019 were as follows (in thousands):

2019	$3,931
2020	16,151
2021	16,110
2022	16,514
2023	16,389
Thereafter	26,128
Total lease payments	$95,223
Less: Imputed interest(1)	(7,019)
Present value of operating lease liabilities	$88,204
(1) Calculated using the incremental borrowing rate for each lease.
As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for the Company's operating leases at December 31, 2018, on an undiscounted basis, were as follows (in thousands):

Operating Leases
2019	$11,576
2020	14,162
2021	14,277
2022	14,823
2023	14,710
Thereafter	17,961
Total minimum lease payments	$87,509

14. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
The Company recognized $123.7 million and $119.4 million of revenues during the three months ended March 31, 2019 and 2018, respectively, that was included in the deferred revenue balances as of December 31, 2018 and January 1, 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2019, approximately $858.6 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 5% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the client without any significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
15. DEFERRED COMMISSIONS
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. For the three months ended March 31, 2019 and March 31, 2018, the amount of amortization expense was $8.7 million and $10.3 million respectively and there was no impairment loss in relation to the costs capitalized.

16. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended March 31, 2019 and 2018, the Company provided at no charge certain resources to the Foundation, with approximate values of $1.2 million and $0.8 million, respectively.
17. SUBSEQUENT EVENTS
The Company analyzed its operations subsequent to March 31, 2019, through the date the financial statements were available to be issued and has determined that there are no material subsequent events to disclose in these condensed consolidated financial statements.

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
Overview
Cornerstone is a leading global provider of learning and human capital management software, delivered as Software-as-a-Service (“SaaS”). We were founded with a passion for empowering people through learning and a conviction that people should be an organization's greatest competitive advantage. We believe that companies thrive when they help their employees to realize their potential. Putting this belief into practice, we offer solutions to help companies strategically manage and continuously develop their talent throughout the entire employee lifecycle. Featuring comprehensive recruiting, personalized learning, development-driven performance management, and holistic HR planning, our human capital management platform is successfully used by more than 3,500 global clients of all sizes, spanning more than 190 countries in 43 different languages. We help organizations around the globe recruit, train and manage their employees.
We work with clients across all geographies, verticals and market segments. Our clients include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations and small businesses. We sell our platform through both direct and indirect channels, including direct sales teams throughout North and South America, Europe and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies and global system integrators.

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

Focus on Growing Subscription Revenue. Beginning in 2018, we focused our go-to-market capabilities on driving subscription revenue growth. We believe our primary growth drivers are as follows:

•
Invest in Direct Sales in North America. We believe that the market for human capital management is large and remains significantly underpenetrated. In particular, Recruiting and Content provides an opportunity to increase our sales to both new and existing clients. Additionally, the Small and Medium-sized Business (SMB) market represent a very large and underpenetrated opportunity.

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
Increase Operating Income and Free Cash Flow. In November 2017, we announced a strategic plan designed to better position us for long-term growth and increase shareholder value. We believe managing our operating costs while making smart investments in scaling our middle and back-office operations to support revenue growth is critical to our long-term success. We intend to focus on operational excellence initiatives that drive increases in operating income and free cash flow.
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
We generate most of our revenue from the sale of our products pursuant to multi-year client agreements. Client agreements for our human capital management platform generally have terms of three years. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential client. We generally price our human capital management platform based on the number of products purchased and the permitted number of users with access to each product.
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
We have historically experienced seasonality in terms of when we enter into client agreements. We usually sign a significantly higher percentage of agreements with new clients, as well as renewal agreements with existing clients, in the fourth quarter of each year. This seasonality is driven by client purchasing patterns. As the terms of most of our client agreements are full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we generally recognize subscription revenue ratably over the term of the client agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new clients, invoice clients, and recognize revenue. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
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

•
Revenue. Our revenues primarily comprise of subscriptions to our human capital management platform and related support and accompanying one-time professional services. Our revenues can be impacted by the timing of new client agreements signed as well as the mix between subscriptions and one-time professional services.

•
Subscription revenue. Subscription revenue includes revenue from subscriptions to our human capital management platform and related support. We generally recognize subscription revenue ratably over the contract period, and as a result of timing of when we enter into new client agreements, revenue from subscriptions signed in the current period are typically reflected in future periods.

•
Annual recurring revenue. In order to assess our business performance with a metric that reflects a subscription-based business model, we track annual recurring revenue, which is another financial metric we define as the annualized recurring value of all active subscriptions at the end of a reporting period.

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

•
Annual dollar retention rate. We define annual dollar retention rate as the percentage of annual recurring revenue from all clients on the first day of a fiscal year that is retained from those same clients on the last day of that same fiscal year.  Accordingly, this percentage excludes all annual recurring revenue from new clients added during the fiscal year.  Furthermore, incremental sales during the fiscal year to clients included in the calculation are only counted to the extent those sales offset any decreases in annual recurring revenue from the original amount on the first day of our fiscal year. Therefore, the annual dollar retention rate can never exceed 100%. This ratio excludes the annual recurring revenue from clients of our Cornerstone for Salesforce, Cornerstone PiiQ, Grovo, and Workpop products. We believe that our annual dollar retention rate is an important metric to measure the long-term value of client agreements and our ability to retain our clients.

•
Constant currency results. We present constant currency information, a non-GAAP financial measure, to assess how our underlying business performed excluding the effect of foreign currency fluctuations. Due to our legal and operating structure, our international revenues are favorably impacted as the U.S. dollar weakens relative to the British pound and euro, and unfavorably impacted as the U.S. dollar strengthens relative to the British pound and euro. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance as it excludes the effects of foreign currency volatility that are not indicative of our core operating results. To present this information, current period results for entities reporting in British pounds and euros are translated into U.S. dollars at the prior period exchange rates instead of the actual exchange rates in effect for the current period. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce, PiiQ, Grovo, and Workpop products. In the three months ended March 31, 2019, our number of clients grew 9% when compared to the same period in the prior year.

Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our platform is designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•
Subscriptions to Our Products. Clients pay subscription fees for access to our enterprise human capital management platform, which may include third-party e-learning content, and support. Fees are based on a number of factors, including the number of products purchased and the number of users with access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the client. Subscription agreements are typically three years, billed annually in advance, and non-cancelable.

•
Professional Services and Other. We offer our clients assistance in implementing our products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are generally billed upfront on a fixed fee basis and to a lesser degree on a time-and-material basis. These services are generally purchased along with a subscription arrangement and are typically performed within the first several months of the arrangement. Clients may also purchase professional services at any other time. We generally recognize revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time-and-materials are incurred.

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

During the third quarter of 2018, we completed certain aspects of our strategic transformation plan to position us for long-term growth. The completion of this transformation phase resulted in the reallocation of certain sales and marketing headcount to research and development activities. On a go-forward basis, this will have the impact of reducing sales and marketing and increasing research and development, as a percentage of revenue, by approximately 3%. The same impact would be approximately 2% excluding stock-based compensation expense.
We intend to continue to invest in sales and marketing strategically to expand our business both domestically and internationally. We expect sales and marketing expenses, as a percentage of revenue, to decrease in part due to the reallocation of resources discussed above.

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

As described above, during the third quarter of 2018, we reallocated headcount from sales and marketing to research and development. We have focused our research and development efforts on continuously improving our products. We believe that our research and development activities are scalable because we maintain a single software code base for each of our products. However, in order to remain competitive, we expect research and development expenses to increase in 2019 as a percentage of revenue, in part due to the reallocation described above.

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance and human resource staff, including salaries, benefits, bonuses and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead. We expect over time general and administrative expense to decrease as a percentage of revenue as we continue to scale our business by optimizing the efficiency of our operations.

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

Income Tax (Provision) Benefit
Income tax provision is primarily related to foreign income, state income and withholding taxes. Given our historical losses, we have not recorded a provision, except for state minimum taxes and withholding taxes. Foreign subsidiaries and branches provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 26, 2019.
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

	Three Months Ended March 31,
	2019	2018
Revenue	$140,117	$133,113
Cost of revenue	33,695	37,020
Gross profit	106,422	96,093
Operating expenses:
Sales and marketing	54,505	59,245
Research and development	27,746	15,984
General and administrative	22,940	21,985
Restructuring	—	7,725
Total operating expenses	105,191	104,939
Income (loss) from operations	1,231	(8,846)
Other income (expense):
Interest income	1,990	1,819
Interest expense	(5,366)	(8,700)
Other, net	(597)	44
Other income (expense), net	(3,973)	(6,837)
Loss before income tax provision	(2,742)	(15,683)
Income tax provision	(722)	(533)
Net loss	$(3,464)	$(16,216)
The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	24.0%	27.8%
Gross profit	76.0%	72.2%
Operating expenses:
Sales and marketing	38.9%	44.5%
Research and development	19.8%	12.0%
General and administrative	16.4%	16.5%
Restructuring	—%	5.8%
Total operating expenses	75.1%	78.8%
Income (loss) from operations	0.9%	(6.6)%
Other income (expense):
Interest income	1.4%	1.4%
Interest expense	(3.8)%	(6.5)%
Other, net	(0.4)%	—%
Loss before income tax provision	(2.0)%	(11.8)%
Income tax provision	(0.5)%	(0.4)%
Net loss	(2.5)%	(12.2)%

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended March 31,
	2019	2018
Revenue (in thousands)	$140,117	$133,113
Subscription revenue (in thousands)	131,256	113,134
Unlevered free cash flow (in thousands)	4,337	(10,178)
Number of clients	3,567	3,280

Revenue increased by $7.0 million, or 5%, for the three months ended March 31, 2019 as compared to the same period in 2018. Revenue growth on a constant currency basis was 7% for the three months ended March 31, 2019 as compared to the same period in 2018. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the success of our focus on subscription revenue and reducing our professional services business, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.
The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Subscription revenue	$131,256	$113,134
Percentage of subscription revenue to total revenue	93.7%	85.0%
Professional services revenue	$8,861	$19,979
Percentage of professional services revenue to total revenue	6.3%	15.0%
	$140,117	$133,113
Subscription revenue increased by $18.1 million, or 16%, for the three months ended March 31, 2019 as compared to the same period in 2018. Subscription revenue growth on a constant currency basis was 18% for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was attributable to new business, which includes new clients, upsells, cross-sells and renewals from existing clients.
Professional services revenue decreased by $11.1 million, or 56%, for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease of professional services revenue is attributed to the continued execution of the strategic initiative announced in the fourth quarter of 2017, which is to sharpen our focus on subscription revenue growth and migrate most of our implementation services to our global partners.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue for United States	$90,596	$82,747
Percentage of total revenue for United States	64.7%	62.2%
Revenue for all other countries	$49,521	$50,366
Percentage of total revenue for all other countries	35.3%	37.8%
	$140,117	$133,113

Net Cash Provided By (Used In) Operating Activities and Unlevered Free Cash Flows

	Three Months Ended
	March 31,
	2019	2018
Reconciliation of unlevered free cash flow:
Net cash provided by (used in) operating activities	$7,294	$(4,580)
Capital expenditures	(4,243)	(2,559)
Capitalized software costs	(7,399)	(6,039)
Cash paid for interest	8,685	3,000
Unlevered free cash flow	$4,337	$(10,178)
Unlevered free cash flow margin	3.1%	(7.6)%

Net cash provided by operating activities for the three months ended March 31, 2019 was $7.3 million as compared to $(4.6) million during the same period in 2018. The increase was primarily due to improved profitability, improved collections and other working capital changes in 2019 when compared to the same period in 2018.

Unlevered free cash flow for the three months ended March 31, 2019 was $4.3 million, resulting in an unlevered cash flow margin of 3.1%, as compared to an unlevered free cash flow of $(10.2) million and an unlevered cash flow margin of (7.6)% for the same period in 2018. The increase was primarily due to improved profitability, improved collections, and additional cash paid for interest on our convertible notes. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Cost of revenue	$33,695	$37,020
Gross profit	106,422	96,093
Gross margin	76.0%	72.2%
Cost of revenue decreased $3.3 million, or 9%, for the three months ended March 31, 2019 as compared to the same period in 2018. The decrease in cost of revenue was primarily due to reduced costs of our professional services business which we began exiting in the first quarter of 2018. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin.
Sales and Marketing

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Sales and marketing	$54,505	$59,245
Percent of revenue	38.9%	44.5%
Sales and marketing expenses decreased $4.7 million, or 8% for the three months ended March 31, 2019 as compared to the same period in 2018. As a percentage of revenue, sales and marketing expense decreased by approximately 6 percentage points, primarily resulting from the reallocation of headcount from sales and marketing to research and development during the third quarter of 2018, as described above, as well as increased productivity and scale from our sales teams.

Research and Development

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
Research and development	$27,746	$15,984
Percent of revenue	19.8%	12.0%
Research and development expenses increased by $11.8 million, or 74%, for the three months ended March 31, 2019 as compared to the same period in 2018. As a percentage of revenue, approximately three percentage points of the increase was due to the reallocation of headcount from sales and marketing to research and development during the third quarter of 2018, as described above. We also continued our investment in additional research and development headcount to enable the development and release of new products and features to our client base.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.0 million and $7.2 million of software development costs and amortized $6.9 million and $5.3 million in the three months ended March 31, 2019 and 2018, respectively.
General and Administrative

	Three Months Ended March 31,
	2019	2018
	(dollars in thousands)
General and administrative	$22,940	$21,985
Percent of revenue	16.4%	16.5%
General and administrative expenses increased by $1.0 million, or 4%, for the three months ended March 31, 2019 as compared to the same period in 2018. The increase was primarily due to increased costs to support our growing business and incremental spend to support our operational excellence initiatives, which we expect to result in margin improvements over time.
Restructuring

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Restructuring	$—	$7,725
Percent of revenue	—%	5.8%
There were no restructuring expenses recorded in the three months ended March 31, 2019. As of March 31, 2019, we incurred an aggregate total of $10.5 million of restructuring expense since December 2017, which consisted primarily of stock-based compensation expense of $6.2 million and payroll related costs of $4.3 million. We do not expect to incur any further restructuring expenses in 2019.

Other Income (Expense)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Interest income	$1,990	$1,819
Interest expense	(5,366)	(8,700)
Other, net	(597)	44
Total	$(3,973)	$(6,837)
Interest income for the three months ended March 31, 2019 increased $0.2 million, as compared to the same periods in 2018 due to the increase in interest income earned on increased cash balances in money market accounts.
Interest expense for the three months ended March 31, 2019 decreased by $3.3 million, as compared to the same period in 2018 due to a decrease in interest expense for our convertible notes, resulting from the settlement of the 2018 Notes in July 2018. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three months ended March 31, 2019 and 2018, respectively, were primarily driven by fluctuations in the euro and U.S. dollar in relation to the British pound.
Income Tax Provision

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Income tax provision	$(722)	$(533)
For the three months ended March 31, 2019, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At March 31, 2019, our principal sources of liquidity were $357.0 million of cash and cash equivalents, investments in marketable securities of $35.0 million and $92.6 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “2018 Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The 2018 Notes matured on July 1, 2018. On July 2, 2018, we repaid the $253.0 million in principal amount of the 2018 Notes, which are no longer outstanding.
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
In September 2018, we used approximately $18.2 million of cash in connection with our acquisition of Workpop.
In November 2018, we used approximately $22.9 million of cash in connection with our acquisition of Grovo. With the acquisition of Grovo, we recorded a facility financing obligation of $46.1 million associated with the build-to-suit asset recorded on our consolidated balance sheets.

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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash provided by (used in) operating activities	$7,294	$(4,580)
Net cash provided by investing activities	159,037	32,079
Net cash provided by (used in) financing activities	6,840	(8,087)
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $7.3 million for the three months ended March 31, 2019 compared to cash used in operating activities which was $4.6 million for the three months ended March 31, 2018. The increase in operating cash flow was primarily due to improved profitability, improved collections and other working capital changes in 2018 when compared to 2017.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash provided by investing activities was $159.0 million for the three months ended March 31, 2019, compared to $32.1 million for the three months ended March 31, 2018. The increase in cash provided by investing activities was primarily due to an increase in maturities of investments.
Cash provided by financing activities was $6.8 million for the three months ended March 31, 2019, compared to cash used in financing activities of $8.1 million for the three months ended March 31, 2018. The increase in financing cash flows was primarily due to the completion of the stock repurchase plan.
Share Repurchase Program
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock. The share repurchase program has been completed as of December 31, 2018. The total number of shares repurchased was 2.3 million at an average share price of $43.71.
Contractual Obligations
There have been no material changes in contractual obligations during the quarter-ended March 31, 2019, from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2019, except for the following contractual commitments with remaining obligations of approximately $1.9 million in 2019, $1.2 million in 2020, $1.1 million in 2021, $0.8 million in 2022, $0.8 million in 2023, and $5.4 million thereafter.

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
Interest Rate Risk
At March 31, 2019, we had cash and cash equivalents of $357.0 million and investments of $35.7 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in an insignificant reduction on the fair market value of our portfolio as of March 31, 2019. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening U.S. dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2019, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $5.1 million.

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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 24 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
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
In order for us to improve our operating results, it is important that our client satisfaction remains high and that our clients renew their agreements with us when the initial contract term expires and also purchase additional products or add additional users. Our clients have no obligation to renew their subscriptions after the initial subscription period, and there is no assurance that our clients will renew their subscriptions at the same or a higher level of service, if at all. Every year, some of our clients elect not to renew their agreements with us. Moreover, certain of our clients have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our client renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our pricing, the prices of competing products or services, mergers and acquisitions affecting our client base, reduced hiring by our clients or reductions in our clients’ spending levels. If our clients do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products or fail to add new users, our revenue may decline and our operating results may be harmed.

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
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing terms and collection cycles in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers and partners when we outsource client service projects;

•	our ability to manage the quality and completion of the client implementations performed by partners;

•	the timing and duration of our client implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among large, mid-sized and small organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to aggregate large data sets into meaningful insights to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	our ability to successfully integrate our operations with those of recently acquired privately-held companies;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021;

•	business disruptions, costs and future events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

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

Further, Brexit has created uncertainty with regard to data protection regulation in the United Kingdom, where our operations involve the processing of EU residents’ personal data. In particular, it is unclear whether, after Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the UK will be regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK, can comply with UK and EU law post-Brexit.
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
We face competition from desktop software tools and custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, International Business Machines Corporation, Oracle Corporation, Peoplefluent, Inc., Saba Software, Inc., SAP America, Inc., Skillsoft Corp., Talentsoft and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
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
As we have in the past, we may seek to acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.
As we have in the past, we may seek to acquire or invest in other businesses, products or technologies that we believe could complement or expand our existing platform, enhance our technical capabilities or otherwise offer growth opportunities. The pursuit of potential acquisitions may divert the attention of management, result in additional dilution, and cause us to incur various expenses in identifying, investigating and pursuing suitable acquisitions, whether or not they are ultimately consummated.
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
In December 2017, we implemented a restructuring plan to reduce the headcount of our global service delivery team and sales teams. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy.

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
We currently have international offices in several countries, and we may expand our international operations into other countries in the future. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results will suffer. Conducting our business internationally, particularly with expansion into countries in which we have limited experience, subjects us to a variety of risks that that we do not necessarily face to the same degree in the United States. These risks may lead to a decreased demand for, or restrict our ability to sell or provide, our products, and include, among others:

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

•	currency exchange rate fluctuations, including any fluctuations caused by uncertainties relating to Brexit;

•	limited or unfavorable intellectual property protection;

•	competition with companies or other services that understand local markets better than we do;

•	increased financial accounting and reporting burdens, and complexities associated with implementing and maintain adequate internal controls; and

•	restrictions on repatriation of earnings.
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

If we fail to develop our brand, our business may suffer.
We believe that developing and maintaining awareness of the Cornerstone OnDemand brand is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new clients. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. In addition, the Cornerstone OnDemand Foundation shares our company name and any negative perceptions of any kind about the Cornerstone OnDemand Foundation could adversely affect our brand and reputation. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new clients or retain our existing clients to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.
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
We have a history of incurring losses. We experienced net losses of $(33.8) million, $(61.3) million, and $(66.8) million during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. At December 31, 2018, our accumulated deficit was $(530.0) million and total stockholders’ equity was $55.9 million. Although our operating losses have decreased in each of the last three years, and in the second half of 2018 we reported operating income, it is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
The nature of our business requires the application of complex revenue and expense recognition rules. Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
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
At March 31, 2019, we had $357.0 million in cash and cash equivalents and $35.0 million in short-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.
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
Risks Related to Tax Issues
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

The December 2017 tax reform law could adversely affect our business and financial condition.
On December 22, 2017, the President of the United States signed into law the Tax Act that significantly revised the Internal Revenue Code of 1986, as amended (the "Code"). The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted earnings (except for certain small businesses), limitations on the deductibility of executive compensation, limitation of the deduction for net operating losses incurred after 2017 to 80% of current year taxable income and elimination of net operating loss carrybacks, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The Tax Act's new international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income and the Base Erosion Anti-Avoidance Tax, are highly complex and may affect our financial condition as additional interpretive guidance is issued. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our ability to use net operating loss carryforwards to reduce future tax payments may be subject to limitations.
We have federal and state net operating loss carryforwards that will begin to expire, if not utilized. These net operating loss carryforwards could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Section 382 of the Code, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future and subsequent shifts in our stock ownership. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. Federal income tax purposes.
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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35098	3.2	June 20, 2018
10.1*	Description of 2019 Executive Bonus Plan.
10.2*	2019 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-K	001-35098	10.13F	February 26, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement
†
The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

††	The financial information contained in these XBRL documents is unaudited.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Brian L. Swartz
Brian L. Swartz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 7, 2019