Form 10-Q
period 2019-06-30
Cornerstone OnDemand Inc
filed 2019-08-05
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 1, 2019, the registrant had 60,681,312 shares of common stock, $0.0001 par value per share, outstanding.

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
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$395,106	$183,596
Short-term investments	7,998	204,732
Accounts receivable, net	103,609	125,300
Deferred commissions, current	17,962	24,467
Prepaid expenses and other current assets	38,872	34,940
Total current assets	563,547	573,035
Capitalized software development costs, net	49,341	45,416
Property and equipment, net	35,740	77,254
Operating right-of-use assets	79,838	—
Deferred commissions, non-current	60,500	45,444
Long-term investments	750	1,250
Intangible assets, net	11,534	13,867
Goodwill	47,453	47,453
Other assets, net	1,991	3,437
Total Assets	$850,694	$807,156
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$15,843	$11,921
Accrued expenses	57,685	68,331
Deferred revenue, current	283,878	312,526
Operating lease liabilities, current	11,160	—
Other liabilities	8,178	7,645
Total current liabilities	376,744	400,423
Convertible notes, net	291,038	288,967
Operating lease liabilities, non-current	75,150	—
Other liabilities, non-current	960	2,484
Deferred revenue, non-current	9,405	13,275
Facility financing obligation	—	46,100
Total liabilities	753,297	751,249
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 59,977 and 58,886 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	637,770	585,387
Accumulated deficit	(542,231)	(529,962)
Accumulated other comprehensive income	1,852	476
Total stockholders’ equity	97,397	55,907
Total Liabilities and Stockholders’ Equity	$850,694	$807,156

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$141,860	$132,517	$281,977	$265,630
Cost of revenue	40,187	36,365	73,882	73,385
Gross profit	101,673	96,152	208,095	192,245
Operating expenses:
Sales and marketing	58,691	59,821	113,196	119,066
Research and development	24,337	16,325	52,083	32,309
General and administrative	22,239	22,101	45,179	44,086
Restructuring	—	1,000	—	8,725
Total operating expenses	105,267	99,247	210,458	204,186
Income (loss) from operations	(3,594)	(3,095)	(2,363)	(11,941)
Other income (expense):
Interest income	2,186	2,665	4,176	4,484
Interest expense	(5,378)	(8,791)	(10,744)	(17,491)
Other, net	(1,105)	(2,250)	(1,702)	(2,206)
Other income (expense), net	(4,297)	(8,376)	(8,270)	(15,213)
Loss before income tax provision	(7,891)	(11,471)	(10,633)	(27,154)
Income tax provision	(914)	(536)	(1,636)	(1,069)
Net loss	$(8,805)	$(12,007)	$(12,269)	$(28,223)
Net loss per share, basic and diluted	$(0.15)	$(0.21)	$(0.21)	$(0.49)
Weighted average common shares outstanding, basic and diluted	59,715	57,844	59,430	57,635

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(8,805)	$(12,007)	$(12,269)	$(28,223)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,022	2,113	1,191	3
Net change in unrealized gains on investments	13	282	185	57
Other comprehensive income, net of tax	1,035	2,395	1,376	60
Total comprehensive loss	$(7,770)	$(9,612)	$(10,893)	$(28,163)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of March 31, 2019	59,407	$6	$608,168	$(533,426)	$817	$75,565
Issuance of common stock upon the exercise of options	141	—	5,163	—	—	5,163
Vesting of restricted stock units	339	—	—	—	—	—
Shares issued under employee stock purchase plan	90	—	3,927	—	—	3,927
Stock-based compensation	—	—	20,512	—	—	20,512
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of tax	—	—	—	—	1,035	1,035
Balance as of June 30, 2019	59,977	$6	$637,770	$(542,231)	$1,852	$97,397

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2018	58,886	$6	$585,387	$(529,962)	$476	$55,907
Issuance of common stock upon the exercise of options	270	—	10,147	—	—	10,147
Vesting of restricted stock units	731	—	—	—	—	—
Shares issued under employee stock purchase plan	90	—	3,927	—	—	3,927
Stock-based compensation	—	—	38,309	—	—	38,309
Net loss	—	—	—	(12,269)	—	(12,269)
Other comprehensive income, net of tax	—	—	—	—	1,376	1,376
Balance as of June 30, 2019	59,977	$6	$637,770	$(542,231)	$1,852	$97,397

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - (Continued)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of March 31, 2018	57,525	$6	$546,808	$(512,335)	$(2,118)	$32,361
Issuance of common stock upon the exercise of options	624	—	21,832	—	—	21,832
Vesting of restricted stock units	437	—	—	—	—	—
Shares issued under employee stock purchase plan	102	—	3,080	—	—	3,080
Repurchase of common stock	(444)	—	(20,719)	—	—	(20,719)
Stock-based compensation	—	—	17,230	—	—	17,230
Net loss	—	—	—	(12,007)	—	(12,007)
Other comprehensive loss, net of tax	—	—	—	—	2,395	2,395
Balance as of June 30, 2018	58,244	$6	$568,231	$(524,342)	$277	$44,172

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2017	57,512	$6	$536,951	$(515,054)	$217	$22,120
Issuance of common stock upon the exercise of options	835	—	26,981	—	—	26,981
Vesting of restricted stock units	662	—	—	—	—	—
Shares issued under employee stock purchase plan	102	—	3,080	—	—	3,080
Repurchase of common stock	(867)	—	(36,743)	—	—	(36,743)
Stock-based compensation	—	—	37,962	—	—	37,962
Cumulative effect of accounting change	—	—	—	18,935	—	18,935
Net loss	—	—	—	(28,223)	—	(28,223)
Other comprehensive loss, net of tax	—	—	—	—	60	60
Balance as of June 30, 2018	58,244	$6	$568,231	$(524,342)	$277	$44,172

See accompanying notes to unaudited condensed consolidated financial statements

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	(12,269)	(28,223)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	20,034	16,219
Accretion of debt discount and amortization of debt issuance costs	2,543	6,922
Purchased investment premium, net of amortization	(725)	(187)
Net foreign currency (gain) loss	1,115	(1,685)
Stock-based compensation expense	36,196	35,511
Changes in operating assets and liabilities:
Accounts receivable	21,874	43,095
Deferred commissions	(8,730)	(2,740)
Prepaid expenses and other assets	6,954	(16,823)
Accounts payable	1,606	(7,855)
Accrued expenses	(9,719)	(1,366)
Deferred revenue	(32,574)	(27,883)
Other liabilities	2,172	(2,337)
Net cash provided by operating activities	28,477	12,648
Cash flows from investing activities:
Purchases of investments	(82)	484
Maturities of investments	197,774	72,689
Capital expenditures	(9,274)	(7,627)
Capitalized software costs	(14,127)	(12,302)
Net cash provided by investing activities	174,291	53,244
Cash flows from financing activities:
Payments of debt issuance costs	—	(152)
Payment of tax withholdings for employee stock plans	(5,469)	—
Proceeds from employee stock plans	14,211	30,047
Repurchases of common stock	—	(38,608)
Net cash provided by (used in) financing activities	8,742	(8,713)
Effect of exchange rate changes on cash and cash equivalents	—	176
Net increase in cash and cash equivalents	211,510	57,355
Cash and cash equivalents at beginning of period	183,596	393,576
Cash and cash equivalents at end of period	$395,106	$450,931
Supplemental cash flow information:
Cash paid for interest	$8,731	$5,003
Cash paid for income taxes	970	874
Proceeds from employee stock plans received in advance of stock issuance	720	499
Cash paid for operating leases[1]	5,700	—
Right-of-use assets obtained in exchange for lease obligations[1]	86,120	—
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$1,702	$—
Capitalized assets financed by accounts payable and accrued expenses	2,728	3,577
Capitalized stock-based compensation	2,113	2,451

1 See Note 1 for additional information.

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
The Company is a leading global provider of cloud-based learning, talent management and talent experience software, delivered as Software-as-a-Service (“SaaS”). The Company helps organizations around the globe recruit, train and manage their employees. It is one of the world’s largest cloud computing companies. The Company’s human capital management platform combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Its focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
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
Results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, for any other interim period or for any other future year.
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
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income" ("ASU 2018-02"), which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) to retained earnings. The Company adopted this new standard effective January 1, 2019 with no impact to its consolidated condensed financial statements.

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
The Company has completed its implementation of ASU 2016-02 and applicable methods of transition. As permitted under the transition guidance, for leases in existence prior to adoption, the Company carried forward the assessment of whether its arrangements are or contain leases, the classification of its leases, the impact of initial direct costs associated with its leases, and the remaining lease terms.
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

Accounting Pronouncements Pending Adoption
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, "Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract" ("ASU 2018-15"). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements and expects to adopt the new standard in the first quarter of 2020.
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
The Company had a $0.5 million cost basis investment in Workpop prior to the acquisition. As part of the acquisition of Workpop, the Company received a return of our investment with an immaterial loss, which was included in general and administrative expenses in the condensed consolidated statement of operations.
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
The fair value of the acquired assets is amortized on a straight-line basis over their expected useful lives.

Useful Life
Property and equipment, net	25 years
Intangible assets - content library	6 years
Intangible assets - developed technology	3 years

Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company's financial results.
3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss	$(8,805)	$(12,007)	$(12,269)	$(28,223)
Weighted-average shares of common stock outstanding	59,715	57,844	59,430	57,635
Net loss per share – basic and diluted	$(0.15)	$(0.21)	$(0.21)	$(0.49)

The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. At June 30, 2019 and 2018, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	June 30,
	2019	2018
Options to purchase common stock, restricted stock units and performance-based restricted stock units	10,199	11,222
Shares issuable pursuant to employee stock purchase plan	103	93
Convertible notes	7,143	11,825
Common stock warrants	—	4,682
Total shares excluded from net loss per share	17,445	27,822

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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of June 30, 2019 (in thousands):

	June 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$267,372	$—	$—	$267,372	$267,372	$—
Corporate bonds	7,996	2	—	7,998	—	7,998
U.S. treasury securities	19,991	2	—	19,993	19,993	—
Commercial paper	25,492	—	—	25,492	25,492	—
Total	$320,851	$4	$—	$320,855	$312,857	$7,998
The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of December 31, 2018 (in thousands):

	December 31, 2018
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$129,321	$—	$—	$129,321	$129,321	$—
Corporate bonds	58,115	—	(82)	58,033	—	58,033
U.S. treasury securities	138,826	—	(100)	138,726	—	138,726
Commercial paper	7,973	—	—	7,973	—	7,973
Total	$334,235	$—	$(182)	$334,053	$129,321	$204,732

As of June 30, 2019 and December 31, 2018, the Company’s investments in marketable securities had a weighted-average maturity date of approximately one month. No marketable securities held as of these periods have been in a continuous unrealized loss position for more than 12 months. The Company does not believe any unrealized losses as of June 30, 2019 and December 31, 2018 represent other-than-temporary impairments.

5. INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$39,984	$(32,602)	$7,382	$39,984	$(30,817)	$9,167
Content Library	4,700	(548)	4,152	4,700	—	4,700
Total Finite-lived Intangibles	$44,684	$(33,150)	$11,534	$44,684	$(30,817)	$13,867

During 2018, the Company recorded finite-lived intangible assets totaling $7.5 million and $7.2 million, related to developed technology from the acquisitions of Workpop Inc. and Grovo Learning, Inc., respectively. Amortization of finite-lived intangibles is recorded in cost of revenue in the accompanying condensed consolidated statements of operations.
Total amortization expense from finite-lived intangible assets was $1.0 million and $2.3 million for the three and six months ended June 30, 2019. There was no amortization expense for the three and six months ended June 30, 2018.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of June 30, 2019 (in thousands):

	2019	2020	2021	2022	2023	2024 and thereafter
Estimated remaining amortization expense	$2,094	$4,188	$3,236	$855	$855	$306

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. Based on the assessment of various factors in connection with the preparation of the Company’s financial statements for the three months ended June 30, 2019, the Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values. There were no impairment charges related to identifiable intangible assets for the six months ended June 30, 2019 and the year ended December 31, 2018.
Goodwill
The carrying amount of goodwill was $47.5 million as of June 30, 2019 and December 31, 2018.
6. OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	June 30,	December 31,
		2019	2018
Computer equipment and software	3 – 5 years	$52,756	$52,055
Build to suit property	25 years	—	51,058
Furniture and fixtures	7 years	5,303	4,367
Leasehold improvements	2 – 6 years	16,645	9,987
Renovation in progress	n/a	4,611	1,984
Total property and equipment		79,315	119,451
Less: accumulated depreciation and amortization		(43,575)	(42,197)
Total property and equipment, net		$35,740	$77,254

As described in Note 1 - Organization and Summary of Significant Accounting Policies and Note 2 - Business Combinations above, on January 1, 2019, the Company de-recognized the build to suit property, exclusive of $5.0 million in build-out costs which were re-classified as leasehold improvements in the current reporting period.

Depreciation expense for the three months ended June 30, 2019 and June 30, 2018 was $3.0 million and $2.8 million, respectively and $5.7 million and $5.3 million for the six months ended June 30, 2019 and June 30, 2018, respectively.
Accrued Expenses
The balance of accrued expenses is as follows (in thousands):

	June 30,	December 31,
	2019	2018
Accrued compensation	$23,642	$31,799
Accrued commissions	9,387	13,856
Accrued interest	8,625	8,625
Other accrued expenses	16,031	14,051
Total accrued expenses	$57,685	$68,331

Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. For the six months ended June 30, 2019 and June 30, 2018, the amount of amortization expense was $17.4 million and $19.5 million respectively and there was no impairment loss in relation to the costs capitalized.

7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Assets and liabilities measured at fair value on a recurring basis included the following as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$312,857	$312,857	$—	$—	$129,172	$129,172	$—	$—
Corporate bonds	7,998	—	7,998	—	58,033	—	58,033	—
U.S. treasury securities	—	—	—	—	138,726	—	138,726	—
Commercial paper	—	—	—	—	7,973	—	7,973	—
Total	$320,855	$312,857	$7,998	$—	$333,904	$129,172	$204,732	$—

As of June 30, 2019 and December 31, 2018, cash equivalents of $312.9 million and $129.2 million, respectively, consisted of money market funds with original maturity dates of three months or less.
As of June 30, 2019 and December 31, 2018, corporate bonds, U.S. treasury securities, and commercial paper were classified within Level 2 of the fair value hierarchy. These instruments were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers.

Convertible Notes
The Company’s 2021 Notes described in Note 8 - Debt are shown in the accompanying condensed consolidated balance sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s 2021 Notes as of June 30, 2019 was $454.6 million. The fair value of the 2021 Notes was estimated on the basis of quoted market prices of similar instruments, which, due to the lack of trading activity, are considered Level 2 in the fair value hierarchy.
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
The 2021 Notes are convertible at an initial conversion rate of 23.8 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, which represents an initial conversion price of $42 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock and a liquidation of the Company. Upon conversion, the Company will deliver the applicable number of the Company’s common stock and cash in lieu of any fractional shares. Holders of the 2021 Notes may convert their 2021 Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date.
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
The net carrying amounts of the liability components of the 2021 Notes as of June 30, 2019 and December 31, 2018 consists of the following (in thousands):

	June 30, 2019	December 31, 2018
Principal amount	$300,000	$300,000
Unamortized debt discount	(3,532)	(4,348)
Net carrying amount before unamortized debt issuance costs	296,468	295,652
Unamortized debt issuance costs	(5,430)	(6,685)
Net carrying value	$291,038	$288,967

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

The following table presents the interest expense recognized related to the 2021 Notes and 2018 Notes for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Contractual interest expense at 1.5% and 5.75% per annum	$4,313	$5,261	$8,625	$10,522
Amortization of debt issuance costs	632	954	1,255	1,870
Accretion of debt discount	411	2,542	815	5,052
Total	$5,356	$8,757	$10,695	$17,444

9. STOCKHOLDERS’ EQUITY
Share Repurchase Program
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock. The share repurchase program was completed as of December 31, 2018. The total number of shares repurchased was 2.3 million at an average share price of $43.71.
10. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the six months ended June 30, 2019 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2018	3,828	$32.41	4.1	$70,436
Granted	—	—
Exercised	(270)	37.59
Forfeited	(32)	47.50
Outstanding, June 30, 2019	3,526	$31.88	3.6	$91,853

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at June 30, 2019	3,511	$31.87	3.6	$91,494
Vested and expected to vest at June 30, 2019	3,526	31.88	3.6	91,839

(1)	Based on the Company’s closing stock price of $57.93 on June 30, 2019 and $50.43 on December 31, 2018.

Unrecognized compensation expense relating to stock options was $0.1 million at June 30, 2019, which is expected to be recognized over a weighted-average period of 0.8 years.

Restricted Stock Units
The Company granted restricted stock units covering 1.4 million shares of its common stock during the six months ended June 30, 2019. At June 30, 2019, there were 4.5 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $158.0 million at June 30, 2019, which is expected to be recognized as expense over the weighted-average period of 2.9 years.

Performance-Based Restricted Stock Units
The Compensation Committee designed an annual equity compensation structure to further align the compensation levels of certain executives to the performance of the Company through the issuance of performance-based restricted stock units. The number of shares of the Company’s common stock issuable upon the vesting of these performance-based restricted stock unit awards is based upon the Company meeting a combination of constant currency subscription revenue growth rates and unlevered free cash flow margin targets determined at the time of their grants. The total amount of compensation expense recognized is based on the number of shares that the Company determines are probable of vesting. The estimate will be made each reporting period and determined by the Company’s actual and projected revenue and cash flow performance and the compensation expense will be recognized over the vesting term of the awards.
The following table summarizes the Company’s issuances of awards under the new compensation award structure:

Grant Date	Performance Measures	Vesting Term	Performance Period	# of Shares at Target	# of Shares at Maximum	Grant Date Fair Value per share	# of Shares Outstanding at Target (2)	# of Shares Outstanding at Maximum (2)
March 2017	(a) the Company meeting certain revenue and cash flow targets through December 31, 2019 and (b) the recipient continuing to provide services to the Company through the end of March 2020	Three years	Fiscal years 2017, 2018 and 2019	185,270	555,810	$41.73	141,540	424,620
February 2018	(a) the Company meeting certain combined constant currency subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the end of February 2021	Three years	Fiscal year 2020	121,764	304,410	$40.64	121,764	304,410
February 2018	(a) the Company meeting certain combined constant currency subscription revenue growth and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the end of February 2020, 2021 and 2022	Five years	Fiscal years 2020, 2021 and 2022 (1)	411,412	1,028,530	$40.64	411,412	1,028,530
April 2018	(a) the Company meeting certain combined constant currency subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2020 and (b) the recipient continuing to provide services to the Company through the beginning of April 2021	Three years	Fiscal year 2020	3,572	8,930	$39.54	—	—
April 2018	(a) the Company meeting certain combined constant currency subscription revenue growth and unlevered cash flow margin targets for each of the years ending December 31, 2020, December 31, 2021, and December 31, 2022 and (b) the recipient continuing to provide services to the Company through each respective vest date at the beginning of April 2020, 2021 and 2022	Five years	Fiscal years 2020, 2021 and 2022 (1)	53,572	133,930	$39.54	11,794	29,485

Grant Date	Performance Measures	Vesting Term	Performance Period	# of Shares at Target	# of Shares at Maximum	Grant Date Fair Value per share	# of Shares Outstanding at Target (2)	# of Shares Outstanding at Maximum (2)
February 2019	(a) the Company meeting certain combined constant currency subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2021 and (b) the recipient continuing to provide services to the Company through the beginning of February 2022	Three years	Fiscal year 2021	13,178	32,945	$58.23	13,178	32,945
February 2019	(a) the Company meeting certain combined constant currency subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2021 and (b) the recipient continuing to provide services to the Company through the beginning of February 2022	Three years	Fiscal year 2021	80,559	201,398	$57.27	80,559	201,398
March 2019	(a) the Company meeting certain combined constant currency subscription revenue growth and unlevered cash flow margin targets for the year ending December 31, 2021 and (b) the recipient continuing to provide services to the Company through the beginning of February 2022	Three years	Fiscal year 2021	43,136	107,835	$56.15	43,136	107,835
June 2019	(a) the Company meeting certain combined constant currency subscription revenue and unlevered cash flow margin targets for the year ending December 31, 2021 and (b) the recipient continuing to provide services to the Company through the beginning of February 2022	Three years	Fiscal year 2021	19,143	47,857	$54.84	19,143	47,857

(1)
One-third of the total eligible shares shall vest on each of the third, fourth and fifth anniversaries of the grant date. This award is a one-time equity award intended to cover expected grant levels over a three-year period. In exchange, the Compensation Committee does not plan to grant any additional equity awards to recipients of this award until 2021.

(2)	Excludes an aggregate of 244,565 shares at the maximum level and 89,080 shares at the target level of achievement that were forfeited due to termination of employment as of June 30, 2019.

The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $1.8 million and $3.6 million for the three and six months ended June 30, 2019, respectively. There was no unrecognized compensation expense related to unvested 2017 performance-based restricted stock unit awards at June 30, 2019. Unrecognized compensation expense related to unvested 2018 and 2019 performance-based restricted stock units was $21.9 million at June 30, 2019, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted average period of 2.5 years.
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

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of revenue	$1,786	$1,021	$2,922	$2,023
Sales and marketing	6,809	6,545	12,856	12,791
Research and development	4,319	2,417	8,515	4,725
General and administrative	6,237	5,300	11,903	9,787
Restructuring	—	749	—	6,185
Total	$19,151	$16,032	$36,196	$35,511

11. INCOME TAXES
The Company’s income tax provision was approximately $0.9 million and $1.6 million with an effective income tax rate of (11.6)% and (15.4)% for the three and six months ended June 30, 2019. The Company’s income tax provision was approximately $0.5 million and $1.1 million with an effective income tax rate of (4.7)% and (3.9)% for the three and six months ended June 30, 2018. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
The Company computed income taxes for the quarter ended June 30, 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax loss. The Company believes this method yields a more reliable income tax calculation for the period. The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.
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
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
There have been no material changes in lease commitments since those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2019, except for operating lease agreements that were executed with remaining obligations of approximately $0.1 million in 2019, $0.6 million in 2020, $0.8 million in 2021, $0.8 million in 2022, $0.8 million in 2023, and $5.4 million thereafter. Refer to Note 13 - Leases below for additional details about the Company's leases.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at June 30, 2019 and December 31, 2018 was $7.6 million and $7.7 million, respectively.

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
The components of lease cost related to the Company's operating leases were as follows (in thousands):

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Operating lease cost	$3,822	$7,632
Sublease income	(875)	(1,685)
Net lease cost	$2,947	$5,947

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

	June 30,	January 1,
	2019	2019
Operating lease right-of-use assets	$79,838	$80,544
Operating lease liabilities (current and non-current)	86,310	82,544
Weighted-average remaining lease term	5 years	5 years
Weighted-average incremental borrowing rate	3.3%	3.3%

Maturities of the Company's operating lease liabilities at June 30, 2019 were as follows (in thousands):

2019	$2,952
2020	16,146
2021	16,108
2022	16,512
2023	16,387
Thereafter	26,128
Total lease payments	$94,233
Less: Imputed interest (1)	(7,923)
Present value of operating lease liabilities	$86,310
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

14. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
The Company recognized $221.5 million and $213.8 million of revenues during the six months ended June 30, 2019 and 2018, respectively, that was included in the deferred revenue balances as of December 31, 2018 and January 1, 2018, respectively, and $126.0 million and $120.0 million of revenues during the three months ended June 30, 2019 and 2018, respectively, that was included in the deferred revenue balances as of March 31, 2019 and 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2019, approximately $880.9 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 5% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the client without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
15. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended June 30, 2019 and 2018, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $1.1 million, respectively. During the six months ended June 30, 2019 and 2018, the Company provided at no charge certain resources to the Foundation, with approximate values of $2.0 million and $1.9 million, respectively.

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
Overview
Cornerstone is a leading global provider of cloud-based learning, talent management and talent experience software, delivered as Software-as-a-Service (“SaaS”). We were founded with a passion for empowering people through learning and a conviction that people should be an organization's greatest competitive advantage. We believe that companies thrive when they help their employees to realize their potential. Putting this belief into practice, we offer solutions to help companies strategically manage and continuously develop their talent throughout the entire employee lifecycle. Featuring comprehensive recruiting, personalized learning, development-driven performance management, and holistic HR planning, our human capital management platform is successfully used by more than 3,600 global clients of all sizes, spanning more than 190 countries in over 40 different languages. We help organizations around the globe recruit, train and manage their employees.
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

•
Our Learning suite enables clients to manage training and development programs, knowledge sharing and collaboration among employees, track compliance requirements and support career development for employees. We deliver a fresh, modern content offering, fueling employee curiosity and inspiring growth;

•	Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management and succession planning; and

•	Our HR Administration suite supports employee records administration, organizational management, employee and manager self-service, workforce planning and compliance reporting.
Our goal is to empower people, organizations and communities to realize their potential with a comprehensive human capital management platform that is built to last. Our growth strategy since inception has been deliberate and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve. We plan to continue with the same systematic approach in the future. Key elements of our strategy include:

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

Focus on Growing Subscription Revenue. Beginning in 2018, we focused our go-to-market capabilities on driving subscription revenue growth. We believe our primary growth drivers are as follows:

•
Grow Our Cornerstone Content Anytime Sales. We believe there is a significant market opportunity for developing employees throughout their careers with modern, fresh e-learning content. Our Content Anytime subscription offering, which is accessible through our Learning Suite, provides access to industry leading content which we believe will increase user engagement on our platform. Our content partners for Content Anytime include industry leaders as well as regional, functional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our clients directly on our human capital management platform. We intend to enter into additional license agreements to continue providing the best content available for our clients.

•
Invest in Direct Sales in North America. We believe that the market for human capital management is large and remains significantly underpenetrated. In particular, Recruiting and Content Anytime provides an opportunity to increase our sales to both new and existing clients. Additionally, the Small and Medium-sized Business (SMB) market represents a very large and underpenetrated opportunity.

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

•
Annual recurring revenue. In order to assess our business performance with a metric that reflects a subscription-based business model, we track annual recurring revenue, which we define as the annualized recurring value of all active subscriptions at the end of a reporting period.

•
Free cash flow. We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities minus capital expenditures and capitalized software costs. We present this metric because it is a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet.

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

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce, PiiQ, Grovo, and Workpop products. During the three months ended June 30, 2019, our number of clients grew 7% when compared to the same period in the prior year.

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

During the third quarter of 2018, we completed certain aspects of our strategic transformation plan to position us for long-term growth. The completion of this transformation phase resulted in the reallocation of certain sales and marketing headcount to research and development activities. On a go-forward basis, this will have the impact of reducing sales and marketing and increasing research and development.
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

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates, fair value adjustments to investments and other non-operating expenses. We expect other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

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
For information regarding recent changes to our critical accounting policies, refer to Note 1 - Organization and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 - Organization and Summary of Significant Accounting Policies of Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$141,860	$132,517	$281,977	$265,630
Cost of revenue	40,187	36,365	73,882	73,385
Gross profit	101,673	96,152	208,095	192,245
Operating expenses:
Sales and marketing	58,691	59,821	113,196	119,066
Research and development	24,337	16,325	52,083	32,309
General and administrative	22,239	22,101	45,179	44,086
Restructuring	—	1,000	—	8,725
Total operating expenses	105,267	99,247	210,458	204,186
Income (loss) from operations	(3,594)	(3,095)	(2,363)	(11,941)
Other income (expense):
Interest income	2,186	2,665	4,176	4,484
Interest expense	(5,378)	(8,791)	(10,744)	(17,491)
Other, net	(1,105)	(2,250)	(1,702)	(2,206)
Other income (expense), net	(4,297)	(8,376)	(8,270)	(15,213)
Loss before income tax provision	(7,891)	(11,471)	(10,633)	(27,154)
Income tax provision	(914)	(536)	(1,636)	(1,069)
Net loss	$(8,805)	$(12,007)	$(12,269)	$(28,223)

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.3%	27.4%	26.2%	27.6%
Gross profit	71.7%	72.6%	73.8%	72.4%
Operating expenses:
Sales and marketing	41.4%	45.1%	40.1%	44.8%
Research and development	17.2%	12.3%	18.5%	12.2%
General and administrative	15.7%	16.7%	16.0%	16.6%
Restructuring	—%	0.8%	—%	3.3%
Total operating expenses	74.3%	74.9%	74.6%	76.9%
Income (loss) from operations	(2.5)%	(2.3)%	(0.8)%	(4.5)%
Other income (expense):
Interest income	1.5%	2.0%	1.5%	1.7%
Interest expense	(3.8)%	(6.6)%	(3.8)%	(6.6)%
Other, net	(0.8)%	(1.7)%	(0.6)%	(0.8)%
Loss before income tax provision	(5.6)%	(8.7)%	(3.7)%	(10.2)%
Income tax provision	(0.6)%	(0.4)%	(0.6)%	(0.4)%
Net loss	(6.2)%	(9.1)%	(4.3)%	(10.6)%

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended June 30,		At or For Six Months Ended June 30,
	2019	2018	2019	2018
Revenue (in thousands)	$141,860	$132,517	$281,977	$265,630
Subscription revenue (in thousands)	132,562	114,771	263,818	227,905
Operating loss	$(3,594)	$(3,095)	$(2,363)	$(11,941)
Free cash flow (in thousands)	9,424	5,897	5,076	(7,281)
Number of clients	3,604	3,363	3,604	3,363

Revenue increased by $9.3 million or 7% for the three months ended June 30, 2019 as compared to the same period in 2018 and increased by $16.3 million or 6% for the six months ended June 30, 2019 as compared to the same period in 2018. Revenue growth on a constant currency basis was 8.7% for the three months ended June 30, 2019 as compared to the same period in 2018 and 8.0% for the six months ended June 30, 2019 as compared to the same period in 2018. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the success of our focus on subscription revenue and reducing our professional services business, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.

The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Subscription revenue	$132,562	$114,771	$263,818	$227,905
Percentage of subscription revenue to total revenue	93.4%	86.6%	93.6%	85.8%
Professional services revenue	$9,298	$17,746	$18,159	$37,725
Percentage of professional services revenue to total revenue	6.6%	13.4%	6.4%	14.2%
Total revenue	$141,860	$132,517	$281,977	$265,630
Subscription revenue increased by $17.8 million, or 15.5%, for the three months ended June 30, 2019 as compared to the same period in 2018, and increased by $35.9, or 15.8% for the six months ended June 30, 2019 as compared to the same period in 2018. Subscription revenue growth on a constant currency basis was 17.3% for the three months ended June 30, 2019 as compared to the same period in 2018 and 17.7% for the six months ended June 30, 2019 as compared to the same period in 2018. The increase was attributable to new business, which includes new clients, upsells, cross-sells and renewals from existing clients.
Professional services revenue decreased by $8.4 million, or 48%, for the three months ended June 30, 2019 as compared to the same period in 2018 and decreased by $19.6 million, or 52% for the six months ended June 30, 2019 as compared to the same period in 2018. The decrease of professional services revenue is attributed to the continued execution of the strategic transformation plan announced in the fourth quarter of 2017, which is to sharpen our focus on subscription revenue growth and migrate most of our implementation services to our global partners.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue for United States	$92,681	$84,520	$183,278	$167,267
Percentage of total revenue for United States	65.3%	63.8%	65.0%	63.0%
Revenue for all other countries	$49,179	$47,997	$98,699	$98,363
Percentage of total revenue for all other countries	34.7%	36.2%	35.0%	37.0%
Total revenue	$141,860	$132,517	$281,977	$265,630
Net Cash Provided By (Used in) Operating Activities and Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Reconciliation of free cash flow:
Net cash provided by operating activities	$21,183	$17,228	$28,477	$12,648
Capital expenditures	(5,031)	(5,068)	(9,274)	(7,627)
Capitalized software costs	(6,728)	(6,263)	(14,127)	(12,302)
Free cash flow	$9,424	$5,897	$5,076	$(7,281)
Free cash flow margin	6.6%	4.4%	1.8%	(2.7)%
Net cash provided by operating activities for the six months ended June 30, 2019 was $28.5 million as compared to $12.6 million during the same period in 2018. The increase was primarily due to improved profitability, improved collections on a days adjusted basis and other working capital changes in 2019 when compared to the same period in 2018.

Free cash flow for the three and six months ended June 30, 2019 was $9.4 million and $5.1 million respectively, resulting in free cash flow margins of 6.6% and 1.8%, as compared to free cash flows of $5.9 million and $(7.3) million and free cash flow margins of 4.4% and (2.7)% for the same periods in 2018. The increase was primarily due to both improved profitability and collections, and is partially offset by additional cash paid for interest on our convertible notes of $0.0 million and $8.7 million for the three and six months ended June 30, 2019. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenue	$40,187	$36,365	$73,882	$73,385
Gross profit	101,673	96,152	$208,095	192,245
Gross margin	71.7%	72.6%	73.8%	72.4%
Cost of revenue increased $3.8 million, or 11%, for the three months ended June 30, 2019 as compared to the same period in 2018. The increase in cost of revenue is primarily attributed to growth in subscription revenues. As a result, gross margin has remained relatively consistent.
Cost of revenue increased $0.5 million, or 1%, for the six months ended June 30, 2019 as compared to the same period in 2018. The increase in cost of revenue was primarily attributed to growth in subscription revenues. As a result, gross margin has remained relatively consistent.
Sales and Marketing

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Sales and marketing	$58,691	$59,821	$113,196	$119,066
Percent of revenue	41.4%	45.1%	40.1%	44.8%
Sales and marketing expenses decreased $1.1 million, or 2% for the three months ended June 30, 2019 as compared to the same period in 2018. As a percentage of revenue, sales and marketing expense decreased by approximately four percentage points, primarily resulting from the reallocation of headcount from sales and marketing to research and development during the third quarter of 2018, as described above, as well as increased productivity and scale from our sales teams.
Sales and marketing expenses decreased $5.9 million, or 5% for the six months ended June 30, 2019 as compared to the same period in 2018. As a percentage of revenue, sales and marketing expense decreased by approximately five percentage points, primarily resulting from the reallocation of headcount from sales and marketing to research and development during the third quarter of 2018, as described above, as well as increased productivity and scale from our sales teams.
Research and Development

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
Research and development	$24,337	$16,325	$52,083	$32,309
Percent of revenue	17.2%	12.3%	18.5%	12.2%
Research and development expenses increased by $8.0 million, or 49%, for the three months ended June 30, 2019 and increased by $19.8 million, or 61%, for the six months ended June 30, 2019 as compared to the same periods in 2018. The increase was primarily due to the reallocation of headcount from sales and marketing to research and development during the third quarter of 2018, as described above, and continued investment in additional research and development headcount to enable the development and release of new products and features to our client base.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $8.6 million and $7.9 million of software development costs and amortized $5.0 million and $5.6 million in the three months ended June 30, 2019 and 2018, respectively and capitalized $15.7 million and $15.0 million of software development costs and amortized $11.8 million and $10.9 million in the six months ended June 30, 2019 and 2018.
General and Administrative

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)
General and administrative	$22,239	$22,101	$45,179	$44,086
Percent of revenue	15.7%	16.7%	16.0%	16.6%
General and administrative expenses increased by $0.1 million, or 1%, for the three months ended June 30, 2019 and increased by $1.1 million or 2% for the six months ended June 30, 2019 as compared to the same periods in 2018. As a percent of revenue, general and administrative expenses decreased and is primarily due to an ongoing effort to scale our administrative support functions.
Restructuring

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Restructuring	$—	$1,000	$—	$8,725
Percent of revenue	—%	0.8%	—%	3.3%
There were no restructuring expenses recorded in the three or six months ended June 30, 2019. As of June 30, 2019, we incurred an aggregate total of $10.5 million of restructuring expense since December 2017, which consisted primarily of stock-based compensation expense of $6.2 million and payroll related costs of $4.3 million. We do not expect to incur any further restructuring expenses in 2019.
Other Income (Expense)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Interest income	$2,186	$2,665	$4,176	$4,484
Interest expense	(5,378)	(8,791)	(10,744)	(17,491)
Other, net	(1,105)	(2,250)	(1,702)	(2,206)
Total	$(4,297)	$(8,376)	$(8,270)	$(15,213)
Interest income for the three months and six months ended June 30, 2019 decreased $0.5 million and $0.3 million, as compared to the same periods in 2018 due to excess cash balances being invested more in cash equivalents in recent quarters, which yielded a slightly lower rate of return.
Interest expense for the three months and six months ended June 30, 2019 decreased by $3.4 million and $6.7 million, as compared to the same periods in 2018 due to a decrease in interest expense for our convertible notes, resulting from the settlement of the 2018 Notes in July 2018. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and six months ended June 30, 2019 and 2018, respectively, were primarily driven by fluctuations in foreign exchange rates due to the global nature of our operations.

Income Tax Provision

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$(914)	$(536)	$(1,636)	$(1,069)
For the three and six months ended June 30, 2019, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At June 30, 2019, our principal sources of liquidity were $395.1 million of cash and cash equivalents, investments in marketable securities of $8.0 million and $103.6 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “2018 Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The 2018 Notes matured on July 1, 2018. On July 2, 2018, we repaid the $253.0 million in principal amount of the 2018 Notes, which are no longer outstanding. As of June 30, 2019, the convertible note hedges and warrant transactions expired as well.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash provided by operating activities	$28,477	$12,648
Net cash provided by investing activities	174,291	53,244
Net cash provided by (used in) financing activities	8,742	(8,713)
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $28.5 million for the six months ended June 30, 2019 compared to $12.6 million for the six months ended June 30, 2018. The increase in operating cash flow was primarily due to improved profitability, improved collections on a days adjusted basis and other working capital changes in 2019 when compared to 2018.

Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash provided by investing activities was $174.3 million for the six months ended June 30, 2019, compared to $53.2 million for the six months ended June 30, 2018. The increase in cash provided by investing activities was primarily due to an increase in maturities of investments.
Cash provided by financing activities was $8.7 million for the six months ended June 30, 2019, compared to cash used in financing activities of $8.7 million for the six months ended June 30, 2018. The increase in financing cash flows was primarily due to the completion of the stock repurchase plan in 2018.
Share Repurchase Program
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock. The share repurchase program has been completed as of December 31, 2018. The total number of shares repurchased was 2.3 million at an average share price of $43.71.
Contractual Obligations
There have been no material changes in contractual obligations during the six months-ended June 30, 2019, from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2019, except for contractual commitments with remaining obligations of approximately $0.2 million in 2019, $1.8 million in 2020, $1.5 million in 2021, $1.0 million in 2022, $0.8 million in 2023, and $5.4 million thereafter.
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
Interest Rate Risk
At June 30, 2019, we had cash and cash equivalents of $395.1 million and investments of $8.7 million, which primarily consisted of corporate bonds, U.S. treasury securities, agency securities, commercial paper, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in an insignificant reduction on the fair market value of our portfolio as of June 30, 2019. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2019, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $4.9 million.
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

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 23 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results and financial condition could be materially adversely affected.
Risks Related to Our Business and Industry
Unfavorable conditions in our industry or the global markets, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. Many economies and financial markets are experiencing adverse credit conditions, low economic growth rates, high rates of unemployment and reduced corporate capital spending. Economic growth in many countries has remained low and the length of time these adverse economic conditions may persist is unknown. In addition, developments such as the United Kingdom’s vote to exit the European Union, evolving trade policies between the United States and international trade partners, and conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions may impact our business in a number of ways. The revenue growth and potential profitability of our business depends on demand for enterprise application software generally and for human capital management platform in particular. We sell our human capital management platform primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our products may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and human capital management platforms as well as pressure from clients and potential clients for extended billing terms. If economic, political or market conditions deteriorate, or if there is uncertainty around these conditions, our clients and potential clients may elect to decrease their information technology and human capital management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

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
Foreign nationals who are not U.S. citizens or permanent residents constitute an important part of our U.S. workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the United States are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes to U.S. immigration and work authorization laws and regulations, including those recently implemented in the United States, can be significantly affected by political forces and levels of economic activity. These and any further legislative or administrative changes to immigration or visa laws and regulations may impair our ability to hire or retain personnel who are not U.S. citizens or permanent residents, increase our operating expenses or negatively impact our ability to deliver our products and services, which may materially adversely affect our business or our ability to expand our operations, including internationally.
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing terms and collection cycles in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers and partners when we outsource client service projects;

•	our ability to manage the quality and completion of the client implementations performed by partners;

•	the timing and duration of our client implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among large, mid-sized and small organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to aggregate large data sets into meaningful insights to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021;

•	business disruptions, costs and events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•
fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to the United Kingdom's vote in favor of exiting the European Union (often referred to as “Brexit”);

•	general economic, industry and market conditions; and

•
various factors related to disruptions in our SaaS hosting network infrastructure, defects in our products, privacy and data security considerations and exchange rate fluctuations, each of which is described elsewhere in these risk factors.

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
In addition, the mechanisms allowing companies to transfer personal data outside of the European Economic Area (“EEA”) face ongoing legal challenges in the EU and threaten our ability to lawfully process personal data where we operate outside of the EEA.. These challenges have been brought against the EU-U.S. Privacy Shield Framework, which we rely on for transfers of personal data from the EEA to the United States, and against the European Commission’s Standard Contractual Clauses for transfers of personal data, on which we rely to transfer personal data from the EEA to a significant support center that we maintain in India. We also rely on the European Commission’s recognition of Israel and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from the EEA to those countries. Loss of our ability to lawfully transfer personal data out of the EEA to these or any other jurisdictions may cause reluctance or refusal by current or prospective European clients to use our products. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of delivering our services.
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
Just over a month after the GDPR took effect, the California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which takes effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the U.S. states and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the United States.
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
The market for human capital management platforms is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. Further, if one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our ability to compete effectively. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Any of these events could disrupt our operations, reduce our revenue or harm our business generally.
We face competition from desktop software tools and custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, Oracle Corporation, Saba Software, Inc., SAP America, Inc., Skillsoft Corp., Talentsoft and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer or may offer products or services that compete with our products or services.
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
Such breaches and other incidents can result in a risk of unauthorized, unlawful or inappropriate access to, denial of access to, disclosure of, or loss of our customers’ or our sensitive, proprietary and confidential information, as well as damage to our IT systems and our ability to make required reporting and disclosures as a public company. An actual or perceived security breach or similar incident could adversely affect our operating results and financial condition due to loss of confidence in the security of our products, or result in damage to our reputation, early termination of contracts, decline in sales, disruption to our operations, litigation, regulatory investigations and penalties, or other liabilities.
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
Finally, if a high-profile security breach occurs with respect to another SaaS provider, our clients and potential clients may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing clients or attract new ones.
Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of client agreements or a loss of clients and adversely affect our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our clients access our human capital management platform through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we currently rely on four third-party data center hosting facilities, which we lease, and the expertise of members of our engineering and software development teams for the continued performance of our platform. We are in the process of migrating our platform from our leased data center hosting facilities to public cloud third-party data center providers. After we complete this migration, we will rely extensively on these public cloud providers to provide our clients and their users with fast and reliable access to our products. Any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of the public cloud providers could harm our reputation, business and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

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
As Internet commerce continues to evolve, regulation by federal, state or foreign agencies may increase. We are particularly sensitive to these risks because the Internet is a critical component of our business model. In addition, taxation of services provided over the Internet or other charges for accessing the Internet may be imposed by government agencies or private organizations. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, or impact the way that Internet service providers treat Internet traffic, including laws impacting net neutrality and laws requiring local storage of certain types of data in foreign jurisdictions, may negatively increase our operating costs or otherwise impact our business. Any regulation imposing greater fees for Internet use or restricting information exchanged over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.
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
Our corporate culture focuses on rapid innovation, teamwork and attention to client success, all of which we believe have been central to our growth so far. We have experienced, and may continue to experience, rapid growth and organizational change, which has placed, and may continue to place, significant demands on our operational, financial and management resources. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract clients.
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We conduct our business in the Americas, Europe, and Asia Pacific. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of U.S. dollar denominated intercompany loans with us. Because we conduct business in currencies other than U.S. dollars, but report our results of operations in U.S. dollars, fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties relating to Brexit, may hinder our ability to predict our future results and earnings and materially impact our business, financial condition and operating results. Due to our legal structure, any fluctuations in the exchange rates of the British pound may be particularly impactful. Additionally, the impact of fluctuations may not be immediately apparent in the constant currency results we present, because we present these results based on prior period exchange rates. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.

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
When acquiring other businesses, we may not be able to successfully integrate the personnel, operations and technologies of any businesses that we have acquired or may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:

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
We have historically experienced seasonality in terms of when we enter into client agreements for our products. We sign a significantly higher percentage of agreements with new clients, and renewal agreements with existing clients, in the fourth quarter of each year. Within a given quarter, often a significant portion of our agreements are signed during the last two weeks of the quarter. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we generally recognize subscription revenue over the term of the client agreement, which is generally three years. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.
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
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations and expected growth in our market and related costs to support the growth of our business. Our assumptions and estimates related to our business growth and profitability, including the performance of our core business and emerging businesses and the demand for our products in the Americas, EMEA and APJ and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.

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
Integrated, comprehensive SaaS products such as ours represent a relatively recent approach to addressing organizations’ human capital management challenges, and we may be forced to change the prices and billing terms for our products, or our pricing model generally, as the market for these types of products evolves.
Providing organizations with applications to address their human capital management challenges through integrated, comprehensive SaaS products is a developing market that is still evolving. Some of our current competitors offer their products or services at a lower price or on different billing terms, which has resulted in pressures on our pricing and billing terms. Additionally, competitive dynamics may cause pricing levels, as well as billing terms and pricing models generally, to change further as the market matures and as existing and new market participants introduce new types of products and different approaches to enable organizations to address their human capital management needs. As a result, we may be forced to reduce the prices we charge for our products or the pricing model on which they are based, and may be unable to renew existing client agreements or enter into new client agreements at the same prices and upon the same terms that we have historically. If we are unable to maintain our pricing levels, billing terms or pricing model, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.

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

•
potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery and other similar laws and regulations, including the U.S. Foreign Corrupt Practices Act and the UK Bribery Act;

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

Our operations could be materially affected by changes in domestic and foreign economic, political or legal conditions. For example, in 2016 the UK held a referendum to determine whether the UK should leave the EU or remain as a member state, the outcome of which was in favor of leaving the EU. This event is commonly referred to as Brexit. Subsequently, in March 2017, the UK government began the formal process of leaving the European Union. The initial negotiations on Brexit commenced in June 2017. Because the UK Parliament rejected Prime Minister Theresa May’s proposed Brexit deal with the European Union in March 2019, there is increased uncertainty on the outcome of Brexit. We are monitoring developments related to Brexit, which could have significant implications for our business. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate in the event of a withdrawal from the EU, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital. The political and economic instability created by Brexit has also caused and may continue to cause significant volatility in global financial markets and the value of the British pound currency or other currencies, including the euro, and due to our legal structure, any fluctuations in the exchange rates of the British pound may be particularly impactful.
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
We are subject to the Foreign Corrupt Practices Act (the “FCPA”), the UK Bribery Act and other anti-corruption, anti-bribery and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our platform and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot assure you that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, the UK Bribery Act, or other applicable anti-bribery, anti-corruption laws and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from U.S. or other government contracts, all of which may have an adverse effect on our reputation, business, operating results and prospects.
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
We have a history of incurring losses. We experienced net losses of $(33.8) million, $(61.3) million, and $(66.8) million during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. At December 31, 2018, our accumulated deficit was $(530.0) million and total stockholders’ equity was $55.9 million. Although our operating losses have decreased in each of the last three years, and in the second half of 2018 and first half of 2019 we reported operating income, it is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
At June 30, 2019, we had $395.1 million in cash and cash equivalents and $8.0 million in short-term investments in marketable securities, consisting of corporate bonds, money market funds backed by United States Treasury Bills, U.S. treasury securities and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.

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
On December 22, 2017, the President of the United States signed into law the Tax Act that significantly revised the Internal Revenue Code of 1986, as amended (the "Code"). The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitations on the deductibility of executive compensation, limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income and elimination of carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of U.S. tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The Tax Act's revised international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income and the Base Erosion Anti-Avoidance Tax, are highly complex and may affect our financial condition as additional interpretive guidance is issued. The impact of this tax reform on holders of our common stock is also uncertain and could be adverse. We urge our stockholders to consult with their legal and tax advisors with respect to this legislation and the potential tax consequences of investing in or holding our common stock.
Our ability to use net operating loss carryforwards to reduce future tax payments may be subject to limitations.

Our federal and state net operating loss carryforwards generated in taxable years ending prior to 2018 could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses generated in tax years beginning after December 31, 2017 is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Code, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future and subsequent shifts in our stock ownership. In addition, it is possible that we have experienced one or more ownership changes in the past. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for U.S. federal income tax purposes.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities
Not applicable.

ITEM 4.	Mine Safety Disclosures
Not applicable.

ITEM 5.	Other Information
Not applicable.

ITEM 6.	Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35098	3.2	June 20, 2018
10.1*	Employment Agreement between the Registrant and Heidi Spirgi, dated May 8, 2019.
10.2*	The Registrant’s 2010 Equity Incentive Plan, as amended and restated, and related form agreements.	8-K	001-35098		June 14, 2019
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	XBRL Instance Document
101.SCH††	XBRL Taxonomy Extension Schema Document
101.CAL††	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	XBRL Taxonomy Extension Presentation Linkbase Document
104††	Cover Page Interactive Data File (included in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement
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
Date: August 5, 2019