Form 10-Q
period 2019-09-30
Cornerstone OnDemand Inc
filed 2019-11-12
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form	10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2019, the registrant had 60,717,446 shares of common stock, $0.0001 par value per share, outstanding.

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
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$218,738	$183,596
Short-term investments	157,677	204,732
Accounts receivable, net	100,406	125,300
Deferred commissions, current	28,642	25,531
Prepaid expenses and other current assets	31,349	34,940
Total current assets	536,812	574,099
Capitalized software development costs, net	48,887	45,416
Property and equipment, net	37,650	77,254
Operating right-of-use assets	76,015	—
Deferred commissions, non-current	63,643	55,450
Long-term investments	44,616	1,250
Intangible assets, net	10,487	13,867
Goodwill	47,453	47,453
Other assets, net	3,116	3,437
Total Assets	$868,679	$818,226
Liabilities and Stockholders’ Equity
Liabilities:
Accounts payable	$6,859	$11,921
Accrued expenses	63,846	70,065
Deferred revenue, current	275,543	312,526
Operating lease liabilities, current	12,530	—
Other liabilities	6,919	7,645
Total current liabilities	365,697	402,157
Convertible notes, net	292,097	288,967
Operating lease liabilities, non-current	70,269	—
Other liabilities, non-current	960	2,484
Deferred revenue, non-current	8,647	13,275
Facility financing obligation	—	46,100
Total liabilities	737,670	752,983
Commitments and contingencies (Note 12)
Stockholders’ Equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 60,726 and 58,886 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively.	6	6
Additional paid-in capital	661,898	585,387
Accumulated deficit	(534,112)	(520,626)
Accumulated other comprehensive income	3,217	476
Total stockholders’ equity	131,009	65,243
Total Liabilities and Stockholders’ Equity	$868,679	$818,226

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$144,952	$134,014	$426,929	$399,644
Cost of revenue	37,167	36,171	111,049	109,556
Gross profit	107,785	97,843	315,880	290,088
Operating expenses:
Sales and marketing	57,815	53,215	171,011	172,281
Research and development	25,695	19,705	77,778	52,014
General and administrative	20,562	23,128	65,741	67,214
Restructuring	—	221	—	8,946
Total operating expenses	104,072	96,269	314,530	300,455
Income (loss) from operations	3,713	1,574	1,350	(10,367)
Other income (expense):
Interest income	2,078	1,659	6,254	6,143
Interest expense	(5,399)	(5,335)	(16,143)	(22,826)
Other, net	(1,018)	177	(2,720)	(2,029)
Other income (expense), net	(4,339)	(3,499)	(12,609)	(18,712)
Loss before income tax provision	(626)	(1,925)	(11,259)	(29,079)
Income tax provision	(591)	(522)	(2,227)	(1,591)
Net loss	$(1,217)	$(2,447)	$(13,486)	$(30,670)
Net loss per share, basic and diluted	$(0.02)	$(0.04)	$(0.23)	$(0.53)
Weighted average common shares outstanding, basic and diluted	60,652	58,699	59,841	57,994

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(1,217)	$(2,447)	$(13,486)	$(30,670)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	1,198	33	2,389	36
Net change in unrealized gains on investments	167	202	352	259
Other comprehensive income, net of tax	1,365	235	2,741	295
Total comprehensive income (loss)	$148	$(2,212)	$(10,745)	$(30,375)

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of June 30, 2019	59,977	$6	$637,770	$(532,895)	$1,852	$106,733
Issuance of common stock upon the exercise of options	474	—	16,826	—	—	16,826
Vesting of restricted stock units	529	—	—	—	—	—
Repurchase of common stock	(254)	—	(13,530)	—	—	(13,530)
Stock-based compensation	—	—	20,832	—	—	20,832
Net loss	—	—	—	(1,217)	—	(1,217)
Other comprehensive income, net of tax	—	—	—	—	1,365	1,365
Balance as of September 30, 2019	60,726	$6	$661,898	$(534,112)	$3,217	$131,009

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2018	58,886	$6	$585,387	$(520,626)	$476	$65,243
Issuance of common stock upon the exercise of options	744	—	26,973	—	—	26,973
Vesting of restricted stock units	1,260	—	—	—	—	—
Shares issued under employee stock purchase plan	90	—	3,927	—	—	3,927
Repurchase of common stock	(254)	—	(13,530)	—	—	(13,530)
Stock-based compensation	—	—	59,141	—	—	59,141
Net loss	—	—	—	(13,486)	—	(13,486)
Other comprehensive income, net of tax	—	—	—	—	2,741	2,741
Balance as of September 30, 2019	60,726	$6	$661,898	$(534,112)	$3,217	$131,009

See accompanying notes to unaudited condensed consolidated financial statements.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - (Continued)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of June 30, 2018	58,244	$6	$568,231	$(515,006)	$277	$53,508
Issuance of common stock upon the exercise of options	340	—	11,774	—	—	11,774
Vesting of restricted stock units	528	—	—	—	—	—
Repurchase of common stock	(300)	—	(16,143)	—	—	(16,143)
Stock-based compensation	—	—	16,828	—	—	16,828
Net loss	—	—	—	(2,447)	—	(2,447)
Other comprehensive income, net of tax	—	—	—	—	235	235
Balance as of September 30, 2018	58,812	$6	$580,690	$(517,453)	$512	$63,755

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2017	57,512	$6	$536,951	$(515,054)	$217	$22,120
Cumulative effect of accounting change	—	—	—	28,271	—	28,271
Issuance of common stock upon the exercise of options	1,175	—	38,755	—	—	38,755
Vesting of restricted stock units	1,190	—	—	—	—	—
Shares issued under employee stock purchase plan	102	—	3,080	—	—	3,080
Repurchase of common stock	(1,167)	—	(52,886)	—	—	(52,886)
Stock-based compensation	—	—	54,790	—	—	54,790
Net loss	—	—	—	(30,670)	—	(30,670)
Other comprehensive income, net of tax	—	—	—	—	295	295
Balance as of September 30, 2018	58,812	$6	$580,690	$(517,453)	$512	$63,755

See accompanying notes to unaudited condensed consolidated financial statements

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	(13,486)	(30,670)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	30,848	25,351
Accretion of debt discount and amortization of debt issuance costs	3,130	7,918
(Accretion) amortization of purchased investment premium or discount, net	(900)	428
Net foreign currency loss (gain)	2,504	(522)
Stock-based compensation expense	55,714	51,042
Changes in operating assets and liabilities:
Accounts receivable	23,900	55,757
Deferred commissions	(14,130)	(7,104)
Prepaid expenses and other assets	12,589	(9,492)
Accounts payable	(6,040)	(6,258)
Accrued expenses	(5,563)	21
Deferred revenue	(39,048)	(38,695)
Other liabilities	3,437	(2,511)
Net cash provided by operating activities	52,955	45,265
Cash flows from investing activities:
Purchases of investments	(201,981)	(125,109)
Maturities of investments	206,040	135,183
Capital expenditures	(15,987)	(10,161)
Capitalized software costs	(18,835)	(18,943)
Cash paid for acquisition, net of cash acquired	—	(18,093)
Net cash used in investing activities	(30,763)	(37,123)
Cash flows from financing activities:
Payment of debt issuance costs	—	(152)
Repayment of convertible notes	—	(253,000)
Proceeds from employee stock plans	33,072	43,474
Payment of tax withholdings for employee stock plans	(5,469)	—
Repurchases of common stock	(13,530)	(54,751)
Net cash provided by (used in) financing activities	14,073	(264,429)
Effect of exchange rate changes on cash and cash equivalents	(1,123)	(731)
Net increase (decrease) in cash and cash equivalents	35,142	(257,018)
Cash and cash equivalents at beginning of period	183,596	393,576
Cash and cash equivalents at end of period	$218,738	$136,558
Supplemental cash flow information:
Cash paid for interest	$17,356	$13,628
Cash paid for income taxes	1,488	1,573
Proceeds from employee stock plans received in advance of stock issuance	2,755	2,152
Cash paid for operating leases[1]	9,639	—
Right-of-use assets obtained in exchange for lease obligations[1]	86,120	—
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$1,276	$970
Capitalized assets financed by accounts payable and accrued expenses	1,205	2,796
Capitalized stock-based compensation	3,427	3,747

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
Results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, for any other interim period or for any other future year.
Effective January 1, 2019, the Company adopted the requirements of Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”), as discussed further in Note 1. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2019 presented under ASU 2016-02, while prior period amounts and disclosures are not adjusted and continue to be reported under the accounting standards in effect for the prior period.
Revision of Prior Period Financial Statements
During the preparation of the financial statements for the three months ended September 30, 2019, the Company identified a misstatement in previously issued financial statements. The misstatement related to an error in the measurement of the cumulative effect of the accounting change related to the Company’s January 1, 2018 adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”) and impacted the January 1, 2018 opening accumulated deficit balance and the related opening balances of deferred commissions assets and accrued expenses. The Company determined that the error was not material to any previously issued financial statements. The Company has revised the December 31, 2018 consolidated balance sheet and the statements of changes in stockholders’ equity for all periods after January 1, 2018 to correct the misstatement as follows (in thousands):

	December 31, 2018
	As Previously Reported	Adjustment	As Revised
Deferred commissions, current	$24,467	$1,064	$25,531
Total current assets	573,035	1,064	574,099
Deferred commissions, non-current	45,444	10,006	55,450
Total assets	807,156	11,070	818,226

Accrued expenses	68,331	1,734	70,065
Total current liabilities	400,423	1,734	402,157
Accumulated deficit	(529,962)	9,336	(520,626)
Total stockholders’ equity	55,907	9,336	65,243
Total liabilities and stockholders’ equity	807,156	11,070	818,226
The following is a summary of the revision to the Company's consolidated statement of changes in stockholders’ equity for the nine months ended September 30, 2018 (in thousands):

	As Previously Reported	Adjustment	As Revised
Cumulative effect of accounting change	$18,935	$9,336	$28,271

The adjustment to the cumulative effect of accounting change impacted beginning accumulated deficit in the consolidated statements of changes in stockholders’ equity for all periods presented beginning with the quarter of adoption (the three months ended March 31, 2018) through June 30, 2019 by $9.3 million as described above.
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (“ASU 2018-02”), which provides entities the option to reclassify tax effects stranded in accumulated other comprehensive income as a result of legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”) to retained earnings. The Company adopted this new standard effective January 1, 2019 with no impact to its consolidated condensed financial statements.
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02” and “ASU 2018-11”). The ASU requires lessees to record most leases on their balance sheets but recognize the expense on their statements of operations in a manner similar to accounting rules previously in effect. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a right-to-use (“ROU”) asset for the right to use the underlying asset for the lease term.
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

Accounting Pronouncements Pending Adoption
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements and expects to adopt the new standard in the first quarter of 2020.
Summary of Significant Accounting Policies
Except for changes to the Company’s lease accounting policy, as included below, there have been no changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on February 26, 2019.
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
Operating leases are reflected as operating ROU assets and operating lease liabilities in the accompanying consolidated balance sheets. Operating ROU assets and operating lease liabilities represent the Company's obligation to make payments arising from the lease. The operating ROU asset also includes any lease payments made and excludes lease incentives. The liabilities are measured at the commencement date based on the present value of lease payments over the lease term utilizing an estimated incremental borrowing rate. Lease payments are typically discounted at an estimated incremental borrowing rate as the interest rate implicit in the lease cannot be readily determined in the absence of key inputs which are typically not reported by our lessors. Judgment was used to estimate the incremental borrowing rate associated with these leases based on relevant market data and Company inputs applied to accepted valuation methodologies.
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
Workpop Inc.

On September 10, 2018, the Company completed the acquisition of Workpop Inc. (“Workpop”), a privately held company. Workpop is a robust web and mobile solution for candidates and hiring managers in service-based industries. In connection with the acquisition, the Company paid cash consideration of $18.2 million. Acquisition-related transaction costs were $0.5 million.
The Company had a $0.5 million cost basis investment in Workpop prior to the acquisition. As part of the acquisition of Workpop, the Company recognized an immaterial loss, which was included in general and administrative expenses in the condensed consolidated statement of operations.
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
Grovo Learning, Inc.
On November 9, 2018, the Company completed the acquisition of Grovo Learning, Inc. (“Grovo”), a privately held company. Grovo helps learning and development teams engage employees and drive their business forward by delivering an evolving library of customizable Microlearning® content. The Company acquired Grovo to expand its Cornerstone Content Anytime subscription offerings which are accessed through the Cornerstone Learning suite. In connection with the acquisition, the Company paid cash consideration of $22.9 million. Acquisition-related transaction costs were $0.6 million.
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
The fair value of the acquired assets is amortized on a straight-line basis over their expected useful lives.

Useful Life
Property and equipment, net	25 years
Intangible assets - content library	6 years
Intangible assets - developed technology	3 years

Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company's financial results.
3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss	$(1,217)	$(2,447)	$(13,486)	$(30,670)
Net loss per share, basic and diluted	(0.02)	(0.04)	(0.23)	(0.53)
Weighted-average shares of common stock outstanding, basic and diluted	60,652	58,699	59,841	57,994

The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. At September 30, 2019 and 2018, the following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Options to purchase common stock, restricted stock units and performance-based restricted stock units	9,146	10,575
Shares issuable pursuant to employee stock purchase plan	103	89
Convertible notes	7,143	7,143
Common stock warrants	—	4,682
Total shares excluded from net loss per share	16,392	22,489

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
 The following is a summary of investments in marketable securities, including those that meet the definition of a cash equivalent, as of September 30, 2019 (in thousands):

	September 30, 2019
	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Fair Value	Cash Equivalent	Investments
Money market funds	$138,615	$—	$—	$138,615	$138,615	$—
Certificate of deposit	2,548	3	—	2,551	—	2,551
Corporate bonds	92,577	103	(3)	92,677	1,950	90,727
Agency bonds	8,130	2	(1)	8,131	—	8,131
U.S. treasury securities	54,336	51	(1)	54,386	—	54,386
Commercial paper	30,016	1	(1)	30,016	7,762	22,254
Asset-backed securities	24,133	19	(1)	24,151	657	23,494
Total	$350,355	$179	$(7)	$350,527	$148,984	$201,543

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

As of September 30, 2019 and December 31, 2018, the Company’s investments in marketable securities had a weighted-average maturity date of approximately 6 months. No marketable securities held as of these periods have been in a continuous unrealized loss position for more than 12 months. The Company does not believe any unrealized losses as of September 30, 2019 and December 31, 2018 represent other-than-temporary impairments.
5. INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	$39,984	$(33,435)	$6,549	$39,984	$(30,817)	$9,167
Content Library	4,700	(762)	3,938	4,700	—	4,700
Total Finite-lived Intangibles	$44,684	$(34,197)	$10,487	$44,684	$(30,817)	$13,867

Amortization of finite-lived intangibles is recorded in cost of revenue in the accompanying condensed consolidated statements of operations. Total amortization expense was $1.0 million and $3.4 million for the three and nine months ended September 30, 2019 and $0.2 million for the three and nine months ended September 30, 2018.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of September 30, 2019 (in thousands):

2019 - remaining period	$1,047
2020	4,188
2021	3,236
2022	855
2023	855
2024 and thereafter	306
Total remaining amortization expense	$10,487

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values as of September 30, 2019. There were no impairment charges related to identifiable intangible assets for the nine months ended September 30, 2019 and September 30, 2018.
Goodwill
The carrying amount of goodwill was $47.5 million as of September 30, 2019 and December 31, 2018.

6. OTHER BALANCE SHEET AMOUNTS
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	September 30,	December 31,
		2019	2018
Computer equipment and software	3 – 5 years	$55,477	$52,055
Build to suit property	25 years	—	51,058
Furniture and fixtures	7 years	6,041	4,367
Leasehold improvements	2 – 6 years	22,468	9,987
Renovation in progress	n/a	46	1,984
Total property and equipment		84,032	119,451
Less: accumulated depreciation and amortization		(46,382)	(42,197)
Total property and equipment, net		$37,650	$77,254

As described in Note 1 - Organization and Summary of Significant Accounting Policies and Note 2 - Business Combinations above, on January 1, 2019, the Company de-recognized the build to suit property, exclusive of $5.0 million in build-out costs which were re-classified as leasehold improvements in the current reporting period.
Depreciation expense for the three months ended September 30, 2019 and September 30, 2018 was $3.0 million and $2.9 million, respectively and $8.8 million and $8.1 million for the nine months ended September 30, 2019 and September 30, 2018, respectively.
Accrued Expenses
The balance of accrued expenses is as follows (in thousands):

	September 30,	December 31,
	2019	2018
Accrued compensation	$29,805	$31,799
Accrued commissions	12,337	15,590
Accrued interest	4,313	8,625
Other accrued expenses	17,391	14,051
Total accrued expenses	$63,846	$70,065

Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable client agreements that gave rise to the commissions. For the nine months ended September 30, 2019 and September 30, 2018, the amount of amortization expense was $27.8 million and $28.9 million respectively and there was no impairment loss in relation to the costs capitalized.

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

Assets and liabilities measured at fair value on a recurring basis included the following as of September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$148,984	$148,984	$—	$—	$129,172	$129,172	$—	$—
Certificate of deposit	2,551	2,551	—	—	—	—	—	—
Corporate bonds	90,727	—	90,727	—	58,033	—	58,033	—
Agency bonds	8,131	—	8,131	—	—	—	—	—
U.S. treasury securities	54,386	—	54,386	—	138,726	—	138,726	—
Commercial paper	22,254	—	22,254	—	7,973	—	7,973	—
Asset-backed securities	23,494	—	23,494	—	—	—	—	—
Total	$350,527	$151,535	$198,992	$—	$333,904	$129,172	$204,732	$—

As of September 30, 2019 and December 31, 2018, cash equivalents of $149.0 million and $129.2 million, respectively, consisted of money market funds with original maturity dates of three months or less.
As of September 30, 2019 and December 31, 2018, agency bonds, asset-backed securities, corporate bonds, U.S. treasury securities, and commercial paper were classified within Level 2 of the fair value hierarchy. These instruments were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers.
Convertible Notes
The Company’s 2021 Notes described in Note 8 - Debt are shown in the accompanying condensed consolidated balance sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s 2021 Notes as of September 30, 2019 was $435.0 million. The fair value of the 2021 Notes was estimated on the basis of quoted market prices of similar instruments, which, due to the lack of trading activity, are considered Level 2 in the fair value hierarchy.

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
The net carrying amounts of the liability components of the 2021 Notes as of September 30, 2019 and December 31, 2018 consists of the following (in thousands):

	September 30, 2019	December 31, 2018
Principal amount	$300,000	$300,000
Unamortized debt discount	(3,115)	(4,348)
Net carrying amount before unamortized debt issuance costs	296,885	295,652
Unamortized debt issuance costs	(4,788)	(6,685)
Net carrying value	$292,097	$288,967

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
The following table presents the interest expense recognized related to the 2021 Notes and 2018 Notes for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Contractual interest expense at 1.5% and 5.75% per annum	$4,313	$4,313	$4,313	$14,835
Amortization of debt issuance costs	642	604	1,897	2,474
Accretion of debt discount	418	392	1,233	5,444
Total	$5,373	$5,309	$7,443	$22,753

9. STOCKHOLDERS’ EQUITY
Share Repurchase Programs
In November 2017, the Company’s board of directors authorized a $100.0 million share repurchase program of its common stock (the “2017 Share Repurchase Program”). The 2017 Share Repurchase Program was completed as of December 31, 2018. The total number of shares repurchased under the 2017 Share Repurchase Program was 2.3 million at an average share price of $43.71.
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program will terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors.

The following is a summary of the Company’s stock repurchases as of November 1, 2019:

Period	# of Shares Repurchased	Average Price per Share	Total Expenditures (in thousands)
August 23, 2019 - September 30, 2019	253,714	$53.33	$13,530
October 1, 2019 - November 1, 2019	163,047	$54.13	$8,826
Total	416,761	$53.64	$22,356

At November 1, 2019, shares representing $127.6 million remained available for repurchase under the 2019 Share Repurchase Program.
10. STOCK-BASED AWARDS
Stock Options
The following table summarizes the Company’s stock option activity for the nine months ended September 30, 2019 (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Outstanding, December 31, 2018	3,828	$32.41	4.1	$70,436
Granted	—	—
Exercised	(744)	36.24
Forfeited	(28)	49.02
Outstanding, September 30, 2019	3,056	$31.33	3.4	$71,911

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (1)
Exercisable at September 30, 2019	3,047	$31.32	3.4	$71,740
Vested and expected to vest at September 30, 2019	3,055	31.33	3.4	71,904

(1)	Based on the Company’s closing stock price of $54.82 on September 30, 2019 and $50.43 on December 31, 2018.

Unrecognized compensation expense relating to stock options was $0.1 million at September 30, 2019, which is expected to be recognized over a weighted-average period of 0.5 years.

Restricted Stock Units
The Company granted restricted stock units covering 1.5 million shares of its common stock during the nine months ended September 30, 2019. At September 30, 2019, there were 3.9 million shares of the Company’s common stock issuable upon the vesting of outstanding restricted stock units. Unrecognized compensation expense related to unissued shares of the Company’s common stock subject to unvested restricted stock units was $140.3 million at September 30, 2019, which is expected to be recognized as expense over the weighted-average period of 2.8 years.

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

(2)	Excludes an aggregate of 244,565 shares at the maximum level and 89,080 shares at the target level of achievement that were forfeited due to termination of employment as of September 30, 2019.

The Company recognized compensation expense related to all performance-based awards in the aggregate amount of $2.3 million and $5.8 million for the three and nine months ended September 30, 2019, respectively. There was no unrecognized compensation expense related to unvested 2017 performance-based restricted stock unit awards at September 30, 2019. Unrecognized compensation expense related to unvested 2018 and 2019 performance-based restricted stock units was $19.6 million at September 30, 2019, based on the probable performance target at that date, which is expected to be recognized as expense over the weighted average period of 2.3 years.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair market value of the stock at the time of grant or 85% of the fair market value at the time of exercise. The right to purchase shares is granted twice yearly for six-month offering periods in June and December and exercisable on or about the succeeding December and June, respectively, on each year.

Stock-Based Compensation
Stock-based compensation expense related to stock options, restricted stock units, the ESPP and performance-based restricted stock units is included in the following line items in the accompanying Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Cost of revenue	$1,748	$1,082	$4,670	$3,105
Sales and marketing	7,915	5,927	20,771	18,718
Research and development	4,285	3,212	12,800	7,937
General and administrative	5,570	5,268	17,473	15,055
Restructuring	—	42	—	6,227
Total	$19,518	$15,531	$55,714	$51,042

11. INCOME TAXES
The Company’s income tax provision was approximately $0.6 million and $2.2 million with an effective income tax rate of (94.4)% and (19.8)% for the three and nine months ended September 30, 2019, respectively. The Company’s income tax provision was approximately $0.5 million and $1.6 million with an effective income tax rate of (27.1)% and (5.5)% for the three and nine months ended September 30, 2018. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
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
The Company computed income taxes for the quarter ended September 30, 2019 using the discrete method, applying the actual year-to-date effective tax rate to our pre-tax income or loss. The Company believes this method yields a more reliable income tax calculation for the period than the estimated annual effective tax rate method. The estimated annual effective tax rate method is not reasonable due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.
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
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
There have been no material changes in lease commitments since those disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on February 26, 2019, except for operating lease agreements that were executed with remaining obligations of approximately $0.6 million in 2020, $0.8 million in 2021, $0.8 million in 2022, $0.8 million in 2023, and $5.4 million thereafter. Refer to Note 13 - Leases below for additional details about the Company's leases.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at September 30, 2019 and December 31, 2018 was $7.5 million and $7.7 million, respectively.

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
The components of lease cost related to the Company's operating leases were as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$3,970	$11,602
Sublease income	(1,047)	(2,732)
Net lease cost	$2,923	$8,870

Supplemental balance sheet information related to the Company's operating leases was as follows (in thousands, except lease term and discount rate):

September 30,
2019
Operating lease right-of-use assets	$76,015
Operating lease liabilities (current and non-current)	82,799
Weighted-average remaining lease term	5 years
Weighted-average incremental borrowing rate	3.3%

Maturities of the Company's operating lease liabilities at September 30, 2019 were as follows (in thousands):

2019	$3,898
2020	16,517
2021	16,061
2022	15,696
2023	15,687
Thereafter	26,026
Total lease payments	$93,885
Less: Imputed interest (1)	(11,086)
Present value of operating lease liabilities	$82,799
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

14. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
The Company recognized $286.7 million and $226.3 million of revenues during the nine months ended September 30, 2019 and 2018, respectively, that was included in the deferred revenue balances as of December 31, 2018 and January 1, 2018, respectively, and $127.1 million and $119.4 million of revenues during the three months ended September 30, 2019 and 2018, respectively, that was included in the deferred revenue balances as of June 30, 2019 and 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2019, approximately $867 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 5% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the client without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
15. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of human capital management technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended September 30, 2019 and 2018, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $0.9 million, respectively. During the nine months ended September 30, 2019 and 2018, the Company provided at no charge certain resources to the Foundation, with approximate values of $2.8 million and $2.8 million, respectively.

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
Overview
Cornerstone is a leading global provider of cloud-based learning, talent management and talent experience software, delivered as Software-as-a-Service (“SaaS”). We were founded with a passion for empowering people through learning and a conviction that people should be an organization's greatest competitive advantage. We believe that companies thrive when they help their employees to realize their potential. Putting this belief into practice, we offer solutions to help companies strategically manage and continuously develop their talent throughout the entire employee lifecycle. Featuring comprehensive recruiting, personalized learning, development-driven performance management, and holistic HR planning, our human capital management platform is successfully used by more than 3,640 global clients of all sizes, spanning more than 180 countries in over 50 different languages. We help organizations around the globe recruit, train and manage their employees.
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
Our goal is to empower people, organizations and communities to realize their potential with a comprehensive human capital management platform that is built to last. Our growth strategy since inception has been deliberate and focused on long-

term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve. We plan to continue with the same systematic approach in the future. Key elements of our strategy include:
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

•
Number of clients. We believe that our ability to expand our client base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our client count includes contracted clients for our enterprise human capital management platform as of the end of the period and excludes clients of our Cornerstone for Salesforce, PiiQ, Grovo, and Workpop products. During the three months ended September 30, 2019, our number of clients grew 6% when compared to the same period in the prior year.

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

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities partially offset by amortization of investment premiums. We expect interest income to vary depending on the level of our investments in marketable securities, which include certificates of deposit, asset-backed securities, corporate bonds, agency bonds, U.S. treasury securities and commercial paper.

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

Income Tax Provision
Income tax provision is primarily related to foreign income, state income and withholding taxes. Given our historical losses, we have not normally recorded a provision or benefit in the United States, except for state minimum taxes and withholding taxes. Foreign subsidiaries and branches provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	$144,952	$134,014	$426,929	$399,644
Cost of revenue	37,167	36,171	111,049	109,556
Gross profit	107,785	97,843	315,880	290,088
Operating expenses:
Sales and marketing	57,815	53,215	171,011	172,281
Research and development	25,695	19,705	77,778	52,014
General and administrative	20,562	23,128	65,741	67,214
Restructuring	—	221	—	8,946
Total operating expenses	104,072	96,269	314,530	300,455
Income (loss) from operations	3,713	1,574	1,350	(10,367)
Other income (expense):
Interest income	2,078	1,659	6,254	6,143
Interest expense	(5,399)	(5,335)	(16,143)	(22,826)
Other, net	(1,018)	177	(2,720)	(2,029)
Other income (expense), net	(4,339)	(3,499)	(12,609)	(18,712)
Loss before income tax provision	(626)	(1,925)	(11,259)	(29,079)
Income tax provision	(591)	(522)	(2,227)	(1,591)
Net loss	$(1,217)	$(2,447)	$(13,486)	$(30,670)

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	25.6%	27.0%	26.0%	27.4%
Gross profit	74.4%	73.0%	74.0%	72.6%
Operating expenses:
Sales and marketing	39.9%	39.7%	40.1%	43.1%
Research and development	17.7%	14.7%	18.2%	13.0%
General and administrative	14.2%	17.3%	15.4%	16.8%
Restructuring	—%	0.2%	—%	2.2%
Total operating expenses	71.8%	71.8%	73.7%	75.2%
Income (loss) from operations	2.6%	1.2%	0.3%	(2.6)%
Other income (expense):
Interest income	1.4%	1.2%	1.5%	1.5%
Interest expense	(3.7)%	(4.0)%	(3.8)%	(5.7)%
Other, net	(0.7)%	0.1%	(0.6)%	(0.5)%
Loss before income tax provision	(0.4)%	(1.4)%	(2.6)%	(7.3)%
Income tax provision	(0.4)%	(0.4)%	(0.5)%	(0.4)%
Net loss	(0.8)%	(1.8)%	(3.1)%	(7.7)%

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections and make strategic decisions:
Metrics

	At or For Three Months Ended September 30,		At or For Nine Months Ended September 30,
(amounts in thousands, except number of clients)	2019	2018	2019	2018
Revenue	$144,952	$134,014	$426,929	$399,644
Subscription revenue	$137,446	$118,844	$401,264	$346,749
Operating income (loss)	$3,713	$1,574	$1,350	$(10,367)
Free cash flow	$13,057	$23,442	$18,133	$16,161
Number of clients	3,645	3,428	3,645	3,428

Revenue increased by $10.9 million or 8% for the three months ended September 30, 2019 as compared to the same period in 2018 and increased by $27.3 million or 7% for the nine months ended September 30, 2019 as compared to the same period in 2018. Revenue growth on a constant currency basis was 9.6% for the three months ended September 30, 2019 as compared to the same period in 2018 and 8.5% for the nine months ended September 30, 2019 as compared to the same period in 2018. The rate of our revenue increase can be impacted by the mix and timing of new client agreements signed, the success of our focus on subscription revenue and reducing our professional services business, fluctuations in foreign exchange rates, as well as the growth rate of our emerging markets.

The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Subscription revenue	$137,446	$118,844	$401,264	$346,749
Percentage of subscription revenue to total revenue	94.8%	88.7%	94.0%	86.8%
Professional services revenue	$7,506	$15,170	$25,665	$52,895
Percentage of professional services revenue to total revenue	5.2%	11.3%	6.0%	13.2%
Total revenue	$144,952	$134,014	$426,929	$399,644
Subscription revenue increased by $18.6 million, or 15.7%, for the three months ended September 30, 2019 as compared to the same period in 2018, and increased by $54.5 million, or 15.7% for the nine months ended September 30, 2019 as compared to the same period in 2018. Subscription revenue growth on a constant currency basis was 17.2% for the three months ended September 30, 2019 as compared to the same period in 2018 and 17.6% for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was attributable to new business, which includes new clients, upsells, cross-sells and renewals from existing clients.
Professional services revenue decreased by $7.7 million, or 51%, for the three months ended September 30, 2019 as compared to the same period in 2018 and decreased by $27.2 million, or 51%, for the nine months ended September 30, 2019 as compared to the same period in 2018. The decrease of professional services revenue is attributed to the continued execution of the strategic transformation plan announced in the fourth quarter of 2017, which is to sharpen our focus on subscription revenue growth and migrate most of our implementation services to our global partners.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue for United States	$94,880	$86,507	$278,158	$253,774
Percentage of total revenue for United States	65.5%	64.6%	65.2%	63.5%
Revenue for all other countries	$50,072	$47,507	$148,771	$145,870
Percentage of total revenue for all other countries	34.5%	35.4%	34.8%	36.5%
Total revenue	$144,952	$134,014	$426,929	$399,644
Net Cash Provided By (Used in) Operating Activities and Free Cash Flow

	Nine Months Ended
	September 30,
	2019	2018
Reconciliation of free cash flow:
Net cash provided by operating activities	$52,955	$45,265
Capital expenditures	(15,987)	(10,161)
Capitalized software costs	(18,835)	(18,943)
Free cash flow	$18,133	$16,161
Free cash flow margin	4.2%	4.0%
Net cash provided by operating activities for the nine months ended September 30, 2019 was $53.0 million as compared to $45.3 million during the same period in 2018. The increase was primarily due to improved profitability, improved collections on a days adjusted basis and other working capital changes in 2019 when compared to the same period in 2018.

Free cash flow for the nine months ended September 30, 2019 was $18.1 million, resulting in a free cash flow margin of 4.2%, as compared to free cash flow of $16.2 million and free cash flow margin of 4.0% for the same period in 2018. The increase was primarily due to both improved profitability and collections, and is partially offset by cash paid for interest on our convertible notes of $17.4 million in the nine months ended September 30, 2019. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.
Cost of Revenue, Gross Profit and Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Cost of revenue	$37,167	$36,171	$111,049	$109,556
Gross profit	107,785	97,843	$315,880	290,088
Gross margin	74.4%	73.0%	74.0%	72.6%
Cost of revenue increased $1.0 million, or 3%, for the three months ended September 30, 2019 as compared to the same period in 2018. Cost of revenue increased $1.5 million, or 1%, for the nine months ended September 30, 2019 as compared to the same period in 2018. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin.
Sales and Marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Sales and marketing	$57,815	$53,215	$171,011	$172,281
Percent of revenue	39.9%	39.7%	40.1%	43.1%
Sales and marketing expenses increased $4.6 million, or 9% for the three months ended September 30, 2019 as compared to the same period in 2018, primarily due to higher commission expenses. As a percentage of revenue, sales and marketing expense remained relatively consistent, primarily resulting from increased productivity and scale from our sales teams.
Sales and marketing expenses decreased $1.3 million, or 1% for the nine months ended September 30, 2019 as compared to the same period in 2018. As a percentage of revenue, sales and marketing expense decreased by approximately three percentage points, primarily resulting from the reallocation of headcount from sales and marketing to research and development during the third quarter of 2018, as described above, as well as increased productivity and scale from our sales teams.
Research and Development

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
Research and development	$25,695	$19,705	$77,778	$52,014
Percent of revenue	17.7%	14.7%	18.2%	13.0%
Research and development expenses increased $6.0 million, or 30%, for the three months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to continued investment in additional research and development headcount to enable the development and release of new products and features to our client base, as well as continued modernization of our technology platform.
Research and development expenses increased $25.8 million, or 50%, for the nine months ended September 30, 2019 as compared to the same period in 2018. The increase was primarily due to the reallocation of headcount from sales and marketing to research and development during the third quarter of 2018, continued investment in additional research and development headcount to enable the development and release of new products and features to our client base, and continued modernization of our technology platform.

We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $6.4 million and $8.4 million of software development costs and amortized $6.7 million and $6.0 million in the three months ended September 30, 2019 and 2018, respectively, and capitalized $22.1 million and $23.4 million of software development costs and amortized $18.5 million and $17.0 million in the nine months ended September 30, 2019 and 2018.
General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(dollars in thousands)
General and administrative	$20,562	$23,128	$65,741	$67,214
Percent of revenue	14.2%	17.3%	15.4%	16.8%
General and administrative expenses decreased by $2.6 million, or 11%, for the three months ended September 30, 2019 and decreased by $1.5 million or 2% for the nine months ended September 30, 2019 as compared to the same periods in 2018. As a percent of revenue, general and administrative expenses decreased in both periods and is primarily due to an ongoing effort to scale our administrative support functions.
Restructuring

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Restructuring	$—	$221	$—	$8,946
Percent of revenue	—%	0.2%	—%	2.2%
There were no restructuring expenses recorded in the three or nine months ended September 30, 2019. As of September 30, 2019, we incurred an aggregate total of $10.5 million of restructuring expense since December 2017, which consisted primarily of stock-based compensation expense of $6.2 million and payroll related costs of $4.3 million. We do not expect to incur any further restructuring expenses in 2019.
Other Income (Expense)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Interest income	$2,078	$1,659	$6,254	$6,143
Interest expense	(5,399)	(5,335)	(16,143)	(22,826)
Other, net	(1,018)	177	(2,720)	(2,029)
Total	$(4,339)	$(3,499)	$(12,609)	$(18,712)
Interest income for the three months and nine months ended September 30, 2019 increased $0.4 million and $0.1 million, as compared to the same periods in 2018 due to the increase in interest income earned on our cash and investment balances.
Interest expense remained relatively consistent for the three months ended September 30, 2019 as compared to the same period in 2018. Interest expense decreased $6.7 million for the nine months ended September 30, 2019, as compared to the same periods in 2018 due to a decrease in interest expense from our convertible notes resulting from the extinguishment of the 2018 Notes in July 2018. Refer to the section titled “Liquidity and Capital Resources” below for additional information on the convertible notes.

Other, net is primarily comprised of foreign exchange gains and losses related to transactions denominated in foreign currencies and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the three and nine months ended September 30, 2019 and 2018, respectively, were primarily driven by fluctuations in foreign exchange rates due to the global nature of our operations.
Income Tax Provision

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(in thousands)
Income tax provision	$(591)	$(522)	$(2,227)	$(1,591)
For the three and nine months ended September 30, 2019, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At September 30, 2019, our principal sources of liquidity were $218.7 million of cash and cash equivalents, investments in marketable securities of $201.5 million and $100.4 million of accounts receivable. In June 2013, we issued $253 million of 1.5% convertible notes due July 1, 2018 (the “2018 Notes”) and concurrently entered into convertible note hedges and separate warrant transactions. The 2018 Notes matured on July 1, 2018. On July 2, 2018, we repaid the $253 million in principal amount of the 2018 Notes, which are no longer outstanding. As of June 30, 2019, the convertible note hedges and warrant transactions expired as well.
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

The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash provided by operating activities	$52,955	$45,265
Net cash used in investing activities	(30,763)	(37,123)
Net cash provided by (used in) financing activities	14,073	(264,429)
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $53.0 million for the nine months ended September 30, 2019 compared to $45.3 million for the nine months ended September 30, 2018. The increase in operating cash flow was primarily due to improved profitability, improved collections on a days adjusted basis and other working capital changes in 2019 when compared to 2018.
Our primary investing activities have consisted of investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $30.8 million for the nine months ended September 30, 2019, compared to cash used in investing activities of $37.1 million for the nine months ended September 30, 2018. The decrease in cash used in investing activities was primarily due to an increase in maturities of investments in 2019, offset by greater purchases of investments and capital expenditures.
Cash provided by financing activities was $14.1 million for the nine months ended September 30, 2019, compared to cash used in financing activities of $264.4 million for the nine months ended September 30, 2018. The increase in financing cash flows was primarily due to a decrease in the aggregate amount of stock repurchases in 2019 as compared to 2018 as well as the repayment of our 2018 convertible notes in July 2018.
Share Repurchase Program
We completed a $100.0 million share repurchase program in December 2018, and we have authorized a $150.0 million share repurchase program, under which we have repurchased 416,761 shares of common stock at an average price per share of $53.64 as of November 1, 2019. For additional information on our share repurchase program, please see Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.
Contractual Obligations
There have been no material changes in contractual obligations during the nine months-ended September 30, 2019, from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 26, 2019, except for contractual commitments with remaining obligations of approximately $0.1 million in 2019, $2.9 million in 2020, $1.5 million in 2021, $1.0 million in 2022, $0.8 million in 2023, and $5.4 million thereafter.
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
We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large clients and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, U.S. treasury securities, agency securities, commercial paper, certificates of deposit, asset-backed securities, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At September 30, 2019, we had cash and cash equivalents of $218.7 million and investments of $202.3 million, which primarily consisted of corporate bonds, commercial paper, asset-backed securities, money market funds backed by United States Treasury Bills and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. An increase of 50-basis points in interest rates would have resulted in an insignificant reduction on the fair market value of our portfolio as of September 30, 2019. We therefore do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
We do not believe our cash equivalents, certificates of deposit, U.S. treasury securities, and agency bonds have significant risk of default or illiquidity. While we believe these cash investments do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot provide assurance that we will not experience losses on these deposits.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2019, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $6.7 million.
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our clients. Many economies and financial markets are experiencing adverse credit conditions, low economic growth rates, high rates of unemployment and reduced corporate capital spending. Economic growth in many countries has remained low and the length of time these adverse economic conditions may persist is unknown. In addition, developments such as the United Kingdom’s vote to exit the European Union (the "EU"), evolving trade policies between the United States and international trade partners, and conflicts in the Middle East and elsewhere have created many economic and political uncertainties that have impacted worldwide markets. These global economic and political conditions may impact our business in a number of ways. The revenue growth and potential profitability of our business depends on demand for enterprise application software generally and for human capital management platform in particular. We sell our human capital management platform primarily to large, mid-sized and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our clients, which in turn is influenced by the employment and hiring patterns of our clients and potential clients. To the extent that economic uncertainty or weak economic conditions cause our clients and potential clients to freeze or reduce their headcount, demand for our products may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and human capital management platforms as well as pressure from clients and potential clients for extended billing terms. If economic, political or market conditions deteriorate, or if there is uncertainty around these conditions, our clients and potential clients may elect to decrease their information technology and human capital management budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results. Additionally, because we sign a significantly higher percentage of agreements with new clients, and renewal agreements with existing clients, in the fourth quarter of each year, any negative impact on our operating results may be more concentrated in subsequent quarters.

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
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing terms and collection cycles in client agreements;

•	the extent to which new clients are attracted to our products to satisfy their human capital management needs;

•	the timing and rate at which we sign agreements with new clients;

•	our access to service providers and partners when we outsource client service projects;

•	our ability to manage the quality and completion of the client implementations performed by partners;

•	the timing and duration of our client implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for client implementations and consulting projects;

•	the extent to which we retain existing clients and satisfy their requirements;

•	the extent to which existing clients renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing clients purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our clients request enhancements to underlying features and functionality of our products and the timing of our delivery of these enhancements to our clients;

•	the addition or loss of large clients, including through acquisitions or consolidations;

•	the number and size of new clients, as well as the number and size of renewal clients in a particular period;

•	the mix of clients among large, mid-sized and small organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential clients’ purchasing decisions;

•	the financial condition and creditworthiness of our clients;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion and restructuring of our business, operations and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to aggregate large data sets into meaningful insights to drive increased demand for our products;

•	continued strong demand for human capital management in the U.S. and globally;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, clients or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional clients, incremental users and new geographic regions;

•	expenses related to our network and data centers and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021;

•	business disruptions, costs and events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to the United Kingdom's vote in favor of exiting the EU (often referred to as “Brexit”);

•	general economic, industry and market conditions; and

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
Our human capital management platform enables our clients to collect, manage and store a wide range of data, including personal data, related to every phase of the employee performance and management cycle. The United States and various state governments have adopted or proposed laws governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the EU and its member states, the United Kingdom (the “UK”), Korea, Japan, Singapore, Australia and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our clients, but also directly on us. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance and the cost and complexity of selling and delivering our solutions.

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
Further, Brexit has created uncertainty with regard to data protection regulation in the UK, where our operations involve the processing of EU residents’ personal data. In particular, it is unclear whether, after Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the UK will be regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK, can comply with UK and EU law post-Brexit.
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

Additionally, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. Failure of our control systems to prevent error could materially adversely impact us.
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

Our operations could be materially affected by changes in domestic and foreign economic, political or legal conditions. For example, in 2016 the UK held a referendum to determine whether the UK should leave the EU or remain as a member state, the outcome of which was in favor of leaving the EU. This event is commonly referred to as Brexit. Subsequently, in March 2017, the UK government began the formal process of leaving the EU. The deadline for negotiating a withdrawal agreement has been extended to January 31, 2020 (generally referred to as the Brexit Date), and discussions between the UK and the EU continue to focus on withdrawal issues and transition agreements. Under the terms of the current extension, the Brexit Date may be earlier than January 31, 2020 if a formal withdrawal agreement is ratified by UK Parliament. In addition, the UK will hold a general election in December 2019, and until the post-election government is formed, there can be no guarantee or certainty as to which form Brexit will take and on what terms a withdrawal agreement with the EU will be reached, if at all. We are monitoring developments related to Brexit, which could have significant implications for our business. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate in the event of a withdrawal from the EU, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity and restrict access to capital. The political and economic instability created by Brexit has also caused and may continue to cause significant volatility in global financial markets and the value of the British pound currency or other currencies, including the euro, and due to our legal structure, any fluctuations in the exchange rates of the British pound may be particularly impactful.
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
We have a history of incurring losses. We experienced net losses of $(33.8) million, $(61.3) million, and $(66.8) million during the years ended December 31, 2018, December 31, 2017, and December 31, 2016, respectively. At December 31, 2018, our accumulated deficit was $(520.6) million and total stockholders’ equity was $65.2 million. Although our operating losses have decreased in each of the last three years, and in the second half of 2018 and 2019 to date we reported operating income, it is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services and other costs relating to the development, marketing and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
At September 30, 2019, we had $218.7 million in cash and cash equivalents and $157.7 million in short-term investments in marketable securities, consisting of corporate bonds, certificates of deposit, asset-backed securities, money market funds backed by United States Treasury Bills, U.S. treasury securities, and agency securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market and interest rate risks, which have been exacerbated by the recent financial and credit crisis, rising bankruptcy filings in the United States and the ongoing debt-ceiling debate.

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
In August 2019, our board of directors authorized a $150.0 million share repurchase program. As of September 30, 2019, we have repurchased an aggregate of $13.5 million in shares of our common stock under the share repurchase program. Although our board of directors has authorized the share repurchase program, the share repurchase program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The share repurchase program could affect the price of our common stock, increase volatility and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The following table summarizes stock repurchases during the three months ended September 30, 2019 under our $150.0 million share repurchase program:

Period	# of Shares Repurchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1) (in thousands)
August 23, 2019 - September 30, 2019	253,714	$53.33	253,714
Total	253,714	$53.33	253,714	$127,644

(1)
In August 2019, our board of directors authorized a $150.0 million share repurchase program of our common stock. The share repurchase program will terminate when the aggregate cost of shares repurchased under the program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise.

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
Date: November 12, 2019