Form 10-K
period 2019-12-31
Cornerstone OnDemand Inc
filed 2020-02-25
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2019, the last day of the registrant’s most recently completed second fiscal quarter, was $1,952,751,305 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 28, 2019).
On February 18, 2020, 61,281,235 shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2019.

CORNERSTONE ONDEMAND, INC.
2019 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2020 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

PART I
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our products; our ability to service those customers effectively and induce them to renew and upgrade their deployments of our products; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced products; alternate ways of addressing talent management needs or new technologies generally by us and our competitors; continued acceptance of Software-as-a-Service (“SaaS”) as an effective method for delivering people development products and other business management products; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; our ability to exploit Big Data to drive increased demand for our products; events in the markets for our products and alternatives to our products, as well as in the United States (“US”) and global markets generally; future regulatory, judicial and legislative changes in our industry; the anticipated acquisition of Saba Software, Inc. (“Saba”); our ability to successfully integrate our operations with those of recently acquired companies; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.

Item 1.	Business
Overview
Cornerstone OnDemand, Inc. was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999. Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries.
Cornerstone is a leading global provider of learning and people development solutions, delivered as software-as-a-service (“SaaS”).We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their potential. Featuring comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights, Cornerstone’s people development solutions are successfully used by more than 3,600 global customers of all sizes, spanning more than 40 million users across 187 countries and 43 languages.
We work with customers across all geographies, vertical markets, and market segments. Our customers include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations, and small businesses. We sell our solution domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies, and global system integrators.
Our enterprise people development solution is composed of four product suites:

•	Our Recruiting suite helps organizations to attract, hire, and onboard the right employees;

•
Our Learning suite provides robust, modern learning management software designed to scale with the organization. Cornerstone Learning comprehensively supports compliance, knowledge sharing, and employee-driven development training to close skills gaps. Our content offering delivers fresh, modern content, fueling employee curiosity, and inspiring growth;

•	Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management, and succession planning; and

•	Our HR suite provides an aggregated view of all employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.
The Market
The human capital management (“HCM”) technology market is one of the largest in the software industry. According to an International Data Corporation (“IDC”) market forecast report, titled “Worldwide Human Capital Management and Payroll Applications Forecast, 2018-2022,” published in June 2018, the global market for Human Capital Management and Payroll Applications in 2018 was predicted to be $21.1 billion, of which $16.0 billion is for HCM applications. According to IDC, the HCM and payroll application market is expected to grow to $30.5 billion by 2022, representing a 9.6% CAGR, and includes payroll, HR, talent acquisition, workforce management, document management, performance management, compensation management, and succession planning.
The global corporate training market is also one of the largest in the software industry. According to a Training Industry, Inc. report, titled “The Anatomy of the Modern Learning System,” global spend on corporate training initiatives was estimated to be $366.0 billion in 2018, of which approximately $66.0 billion was spent on third-party external training courses and tuition reimbursement in North America.
Our People Development Solution
Our people development solution is a comprehensive SaaS solution that consists of four integrated suites to help organizations manage their recruiting, learning, performance, and HR administration processes. These suites are supplemented by state-of-the-art analytics and reporting as well as a number of cross-product tools for employee profile management and e-learning content aggregation and delivery. We believe that our people development solution delivers the following benefits:

•
Comprehensive Functionality. Our solution provides a comprehensive approach to people development by offering products to address all stages of the employee lifecycle: recruiting, onboarding, learning, performance, succession, compensation, enterprise social collaboration, and HR administration processes. Employees use our solution throughout their careers to engage in performance processes such as goal management, performance reviews, continuous feedback, competency assessments, and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans or succession processes; and to connect and collaborate with co-workers by leveraging enterprise social networking tools. Employee managers and HR managers use our solution to perform their people development administrative responsibilities effectively throughout their employees’ careers. We believe our comprehensive, unified solution enables our customers to align their people development processes and practices with their broader strategic goals.

•
Flexible and Highly Configurable. Our solution offers substantial configurability that allows our customers to match the use of our software with their specific business processes and workflows. We also provide web services to facilitate the importing and exporting of data to and from other customer systems, such as enterprise resource planning and human resource information system solutions. Our customers can configure various features, functions and work flows in our solution by business unit, division, department, region, location, job position, pay grade, cost center, or self-defined organizational unit. Our customers are able to adjust features to configure specific processes, such as performance review workflows or training approvals, to match their existing or desired practices. This high level of configurability means that custom coding projects generally are not required to meet the diverse needs of our customers.

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

•
Scalable to Meet the Needs of Organizations. Our solution has been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build a solution that can scale to support large, geographically-distributed employee bases, our solution is capable of supporting deployments of various sizes.

•
Insights and Predictive Analysis. Our solution leverages technology powered by a highly refined machine learning system for people development. We also offer a large network of shared talent data. This enables leaders to answer critical questions about how to better hire, manage, retain, and reward talent with dashboards that can be drilled down to individual employees. Enhanced by additional Cornerstone suite usage, these insights allow organizations to manage their people development process proactively and be strategic with initiatives that affect thousands of employees across many groups and locations.

•
Continued Innovation through Collaborative Product Development. We work collaboratively with our customers on an ongoing basis to develop almost every part of our solution. The vast majority of our thousands of software features were designed using feedback from existing and prospective customers based on their specific functional requests.

•
Focus on Data Privacy and Security. We have designed our solution to meet certain rigorous industry and jurisdictional security standards and to help assure customers that their sensitive data is protected across the system. We use commercially reasonable methods and technology designed to ensure high levels of security by logically segregating each customer’s data from the data of other customers and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our customers. We also employ multiple standard technologies, protocols and processes to monitor, test and certify the security of our infrastructure continuously.

Our People Development Solutions
Our comprehensive people development solution is a collection of four integrated suites to help organizations manage key phases of the employee life cycle. To complement our solution, we offer a number of cross-product tools for analytics and reporting, employee profile management, and e-learning content aggregation.
Cornerstone Learning
Cornerstone Learning. Our Learning product helps customers deliver mobile-ready, enterprise-class training, and development programs. It links employee development to other parts of the talent management lifecycle, including onboarding, performance management, and succession planning. The Learning product supports all forms of learning, including online, instructor-led and collaborative on-the-job learning, as well as robust reporting and embedded predictive analytics. With tens of thousands of online training titles from dozens of global content providers accessible through our new engaging learning experience solution, customers reduce overall training expenses, while quickly transforming their learning programs with modern, curated content. The access to personalized content delivered at scale with Cornerstone’s machine learning technology builds a culture of continuous learning, boosting employee engagement and retention.
Cornerstone Extended Enterprise. Our extended enterprise product helps customers provide training and enablement to their customers, vendors, and distributors. The extended enterprise product empowers customers to develop new profit centers, increase sales, cut support costs and boost channel productivity.
Cornerstone for Salesforce. Our Cornerstone for Salesforce product is an enablement solution for employees, partners, and customers which leverages customers’ Salesforce investments across all products to build high-performance sales and service teams with triggered, just-in-time training.
Cornerstone Content. Our Cornerstone Content solutions enable organizations to deliver fresh, modern content to their workforce. We have entered into license agreements with a wide range of vendors that provide off-the-shelf e-learning content and custom learning content development services. Through this network, we offer an extensive library of online training content to our customers through our Learning Experience solution. Content Anytime is our proprietary, foundational e-learning content subscription which integrates seamlessly into Cornerstone Learning. The subscription provides access to pre-curated packages around a variety of popular topics. We plan to expand our Content Anytime offering as part of our strategic initiative to grow our content sales.
Cornerstone Performance
Cornerstone Performance. Our performance management product allows customers to direct and measure performance at the individual, departmental, and organizational levels through ongoing competency management, organizational goal setting, performance appraisal, development planning, and feedback. Performance data can also be used by the Learning product offering to set training priorities and to make informed workforce planning decisions.
Cornerstone Succession. Our succession product allows customers to proactively plan for organizational change and talent mobility. The succession product serves both the employee looking for career advancement and management team members planning for the future. Employees can share career preferences and discover development opportunities. Management team members can utilize tools provided to identify skill gaps, implement development plans, and create talent pools for future needs.

Cornerstone Compensation. Our compensation product allows customers to reward their employees for hard work in direct relation to performance. The compensation product enables customers to make more informed decisions about the allocation of base pay, bonus and equity awards.
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
Cornerstone Onboarding. Our onboarding product enables customers to tailor resources based on a new hire’s specific position, avoiding wasted effort and enabling new hires to focus on meaningful activities that accelerate productivity. The product helps new employees acclimate quickly by providing a personalized, modern, onboarding experience that equips them with the right resources. The onboarding product complements the recruiting product by providing a seamless and engaging experience for the employee, while reducing administrative burden and promoting collaboration across departments.
Cornerstone HR
Cornerstone HR. Our HR product offers a modern interface for centralized HR administration across an organization’s disparate systems. Acting as a source of truth for core employee and talent data, the system supports employee self-service, absence management, organization management, and records administration.
Cornerstone View. Our view product allows customers to access HR data across our people development products. The view product enables organizations to utilize interactive data visualization tools to discover their top performers and future leaders, proactively answer workforce questions, and achieve business results.
Cornerstone Benchmark. Our benchmark product enables organizations to compare internal employee data with peers in external companies or across divisions, subdivisions, subsidiaries, or regions within their own organization. Both options allow the organization to visualize how they compare against custom and internal business segments across a variety of metrics.
Our Strategy
Our goal is to empower people, organizations, and communities to realize their potential with a comprehensive people development solution that is built to last. Our growth strategy since inception has been deliberate and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without experiencing business contraction. We plan to continue with the same systematic approach in the future. Key elements of our strategy include:
Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last 20 years a deep understanding of the people development challenges our customers face. We continually collaborate with our customers to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in people development and customer relationships to develop new products, features, and functionality that will enhance our solutions and expand our addressable market. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations, and investing in our network infrastructure and service capabilities in order to support continued future growth.
Retain and Expand Business with Existing Customers. We believe our existing installed base of customers offers a substantial opportunity for growth.

•
Focus on Customer Success, Retention, and Growth. We believe focusing on our customers’ success will lead to our own success. We have developed a Customer Success Framework that governs our operating model. Since 2002, we have averaged annual gross dollar retention rates of approximately 95%. At the same time, in recent years, we have seen a decline in our annual gross dollar retention rate, which was 90% in the most recent period. We strive to maintain our strong retention rates by continuing to provide our customers with high levels of service, support, and increasing functionality.

•
Sell Additional Products to Existing Customers. We believe there is a significant growth opportunity in selling additional functionality to our existing customers. Many customers have added functionality subsequent to their initial deployments as they recognize the benefits of our unified solution. With our expanding product portfolio functionality, we believe significant upsell opportunity remains within our existing customer base.

Focus on Growing Recurring Revenue. In 2018, we refined our go-to-market strategy to drive enhanced recurring revenue growth. We believe our primary growth drivers are as follows:

•
Invest in Direct Sales in North America. We believe that the market for people development is large and remains significantly underpenetrated. In particular, content and recruiting provide an opportunity to increase our recurring sales to both new and existing customers. Additionally, we believe the small and medium-sized business (“SMB”) market represents a very large and underpenetrated opportunity.

•
Continue to Invest in Our International Operations. We believe a substantial opportunity exists to continue to grow sales of our solution internationally. We intend to grow our Europe, Middle East and Africa (“EMEA”) and Asia-Pacific and Japan (“APJ”) operations. As of December 31, 2019, we had approximately 900 customers in EMEA and over 200 customers in APJ.

•
Grow Our Cornerstone Content Anytime Sales. We believe there is a significant market opportunity for developing employees throughout their careers with modern, fresh e-learning content. Our Content Anytime subscription offering provides access to industry leading content which we believe will increase user engagement on our solution. Our content partners for Content Anytime include industry leaders as well as regional, functional and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our customers directly in our people development solution. We intend to enter into additional license agreements to continue providing the best content available for our customers.

•
Expand the Ecosystem. During 2018, we migrated a sizable portion of our implementation services to our partners. We have also expanded in recent years our relationships with various third-party consulting firms to deliver the successful implementation of our solution and to optimize our customers’ use of our solution during the terms of their engagements. Our partner strategy and experience includes certifications and curricula developed to ensure successful delivery by our partners and continued high customer satisfaction. We believe we have a significant opportunity to leverage these third-parties interested in building or expanding their businesses to increase our market penetration.

Increase Operating Income and Free Cash Flow. In 2017, we announced a strategic plan designed to better position us for long-term growth and increase shareholder value. As part of this plan, we have increased our focus on managing our costs while making smart investments to scale our middle and back-office operations, which we believe will support growth in recurring revenue and our long-term success over time. We have executed and intend to continue to execute operational excellence initiatives to optimize our margin profile, which we believe will enable further leverage in our expense structure and growth in operating income and free cash flow.
Acquisitions and Strategic Investments. We may acquire or invest in additional businesses, products or technologies that we believe will complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. Most recently, in February 2020, we entered into a definitive agreement to acquire Saba, a provider of talent experience solutions, which acquisition remains subject to customary closing conditions and regulatory review. In January 2020, we acquired Clustree, a developer of a skills engine and skills ontology. In December 2019, we invested in Talespin Inc. (“Talespin”), a developer of enterprise virtual reality training software. In November 2018, we acquired Grovo Learning, Inc. (“Grovo”), a provider of Microlearning® content. In September 2018, we acquired Workpop Inc. (“Workpop”), a web and mobile solution for candidates and hiring managers in service-based industries. Clustree was acquired to accelerate the development of a skills engine. Grovo was acquired to enhance our Content product and Workpop was acquired to enhance our Recruiting product.
For additional information regarding our anticipated acquisition of Saba, refer to Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Global Customer Success
We are dedicated to the success of our customers. We have developed a Customer Success Framework, which governs our operational model, the structure of our customer management teams and the types of services necessary at each stage of a customer’s lifecycle.
Within this framework, we have developed the following roles with primary responsibility to our customers at various levels of their organizations:

•	Customer executives who interact with executive-level sponsors and human resources executives at a customer and are focused on the overall relationship, including sales to existing customers;

•
Customer success managers who work directly with executive-level sponsors and human resources executives at our customers to maximize the value of their investment in our people development solution; and

•	Product specialists who interact with customer administrators and are focused on features and functions of our people development solution.

We believe this life cycle driven approach to customer support and customer success has contributed directly to our high customer retention rate and high rankings for customer satisfaction in independent research studies.
We offer support in multiple languages, at multiple levels and through multiple channels, including global support coverage available 24 hours a day, seven days a week. We use our own enterprise social collaboration product to provide our customers and distributors with a virtual community to collaborate on product design, release management and best practices.
We monitor customer satisfaction internally as part of formalized programs and at regular intervals during the customer lifecycle, including during the transition from sales to implementation, at the completion of a consulting project and daily based on interactions with our customer-facing teams.
Technology, Operations and Research and Development
Our people development solution is designed and deployed with an on-demand, multi-tenant, and multi-user architecture which our customers access via a standard web browser. It currently uses a single code base, with all of our customers running on the current version of our software. We employ a modularized architecture to balance the load of customers on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our customers. Our existing infrastructure has been designed with sufficient capacity to meet our current and estimated near term future needs. Global uptime in 2019 was 99.989%.
We physically host our solution for our customers in secure third-party data center facilities located in the US, the United Kingdom (“UK”), France, and Germany. These facilities provide physical security, including biometric access controls and systems security, redundant power and environmental controls.
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
Our ability to compete depends largely on our continuous commitment to product development and ability to rapidly introduce new products, technologies, features, and functionality. The responsibilities of our research and development organization include product management, product development, quality assurance, IT security, and technology operations. Our research and development organization is global, with major engineering centers in the US, Israel, New Zealand, and India.
Sales and Marketing
Sales
We sell our software, content, and services both directly through our sales force and indirectly through our domestic and international network of distributors. We currently service customers in a wide range of industries, including, among others business services, financial services, healthcare, pharmaceuticals, insurance, manufacturing, retail, and high technology. We have a number of direct sales teams organized by market segment, industry vertical, and geographic regions such as the Americas, EMEA, and APJ.
Our direct sales team is supported by product specialists who provide technical and product expertise to facilitate the sales process. Our sales enablement professionals provide on-boarding and ongoing professional development for the sales professionals to increase their effectiveness at selling in the field. We also maintain a separate team of customer executives responsible for renewals and upsells to existing customers.
Marketing
We manage global demand generation programs, develop sales pipelines, and enhance brand awareness through our marketing initiatives. Our marketing programs target HR executives, technology professionals, and senior business leaders. Our principal marketing initiatives include:

•
Demand Generation. Our demand generation activities include targeted account-based marketing, lead generation through email and direct mail campaigns, participation in industry events, securing event speaking opportunities, and online marketing, including both search engine marketing and organic search engine optimization online marketing.

•
Corporate Marketing. We market to our customers by leveraging product marketing, customer success stories, thought leadership content and brand awareness advertising campaigns. Additionally, we host product advisory communities and executive advisory councils; we also co-market with our strategic distributors, including joint press announcements and demand generation activities.

•	Marketing Communications. We undertake media relations, corporate communications, industry analyst relations activities, customer advocacy, and social media outreach.

Competition
The market for people development software is highly competitive, rapidly evolving, and fragmented. This market is subject to changing technology, shifting customer needs, and frequent introductions of new products and services.
Most of our sales efforts are competitive, often involving requests for proposals. We compete primarily on the basis of providing a highly configurable, comprehensive, fully unified solution for people development as opposed to specific service offerings.
In the applicant tracking systems segment, which our Recruiting suite offerings serve, our principal competitors include companies such as IBM Kenexa, iCIMS, Oracle Corporation (Taleo), Saba (Lumesse), and SAP America, Inc. (SuccessFactors). In the learning management systems segment, which our Learning suite offerings each serve, our principal competitors include companies such as Learning Technologies Group plc (PeopleFluent), Oracle Corporation, Saba, SAP America, Inc. (SuccessFactors), SkillSoft Limited (SumTotal), Ultimate Software Group, Inc., and Workday, Inc. In the performance management systems segment, which our Performance suite offerings each serve, our principal competitors include companies such as Oracle Corporation, Saba (Halogen), SAP America, Inc. (SuccessFactors), Talentsoft SA, and Workday, Inc. These vendors are, like us, largely SaaS providers. We compete in these segments primarily on the basis of:

•	the level of integration of our product offerings within our people development solution;

•	the breadth and depth of our product functionality;

•	the flexibility and configurability of our product offerings to meet the changing content and workflow requirements of our customers’ business units;

•	the quality of our service and focus on customer success;

•	our ability to provide scalability and flexibility for large and complex global deployments; and

•	the ease of use of our product offerings and overall user experience.
In addition, we occasionally compete with custom-built software that is designed to support the needs of a single organization, as well as with third-party talent and human resource application providers that focus on specific aspects of people development.
Many of our competitors and potential competitors have greater name recognition, longer operating histories and larger marketing budgets than we do. For additional information, see “Risk Factors—Risks Related to Our Business and Industry—The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.”
Proprietary Rights
To safeguard our proprietary and intellectual property rights, we rely upon a combination of patent, copyright, trade secret, and trademark laws in the US and in other jurisdictions and on contractual restrictions. We have confidentiality and license agreements with employees, contractors, customers, distributors, and other third parties, which limit access to and use of our proprietary information and software.
Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, creation of new suites, features and functionality, collaboration with our customers and frequent enhancements to our solution are larger contributors to our success in the marketplace.
Government Contracts
Many of our contracts with government agencies are subject to termination at the election of the government agency. While our government contracts generally do not provide for renegotiation of fees at the election of the government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments otherwise payable under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts. For additional information, see “Risk Factors—Risks Related to Our Business and Industry—Our sales to government entities are subject to a number of additional challenges and risks.”
Seasonality
Our sales are seasonal in nature. We sign a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last month, and often the last two weeks, of that quarter. Our agreements generally come up for renewal at the same time of the year they were originally signed, which further amplifies the seasonal nature of our sales.

We believe this seasonality is driven by several factors, most notably the tendency of our customers’ procurement departments to purchase technology at the end of a quarter or calendar year, possibly in order to use up their available quarterly or annual funding allocations.
Employees
At December 31, 2019, we had nearly 2,000 employees. None of our employees is covered by a collective bargaining agreement and we have never experienced a strike or similar work stoppage. We consider our relations with our employees to be strong.
The Cornerstone OnDemand Foundation
To demonstrate our commitment to empowering people and communities, we helped form the Cornerstone OnDemand Foundation (the “Foundation”) in 2010. The Foundation seeks to empower communities in the US and internationally by increasing the impact of the non-profit sector through the utilization of our people development solutions and capacity building programs.
The Foundation focuses its efforts on the areas of education, workforce development and disaster relief. We have enlisted the help of our employees, customers, and distributors to support the Foundation in its efforts. The Foundation is designed to be self-sustaining over time through a variety of ongoing funding streams, such as donations, sponsorships, and distribution fees.
Available Information
Our Internet address is www.cornerstoneondemand.com and our investor relations website is located at http://investors.cornerstoneondemand.com. We make available, free of charge, through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Information contained on, or that can be accessed through our website is not incorporated by reference into this report and you should not consider information on our website to be part of this report.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The US and other key international economies have at times experienced cyclical downturns that have resulted in a significant weakening of the economy, limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. In addition, developments such as the UK’s exit from the European Union (the “EU”), evolving trade policies between the US and international trade partners, conflicts in the Middle East and elsewhere, and the ongoing coronavirus outbreak have created many economic and political uncertainties which have impacted worldwide markets. These global economic and political conditions may impact our business in a number of ways. The revenue growth and potential profitability of our business depends on demand for enterprise application software generally and for people development solutions in particular. We sell our people development solutions primarily to large, mid-sized, and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers. To the extent that economic uncertainty or weak economic conditions cause our customers and potential customers to freeze or reduce their headcount, demand for our products may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and people development solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their information technology and people development budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
Our business depends substantially on the level of our customer satisfaction and specifically on customers renewing their agreements with us, purchasing additional products from us, or adding additional users. Any significant decline in our customer satisfaction rates, customer renewal rates, or the rates at which our customers purchase additional products or add additional users would harm our future operating results.
In order for us to improve our operating results, it is important that our customer satisfaction remains high, that our customers renew their agreements with us when the initial contract term expires, and that they also purchase additional products or add additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and there is no assurance that our customers will renew their subscriptions at the same or a higher level of service, if at all. Every year, some of our customers elect not to renew their agreements with us. Moreover, certain of our customers have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our customer service, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base, reduced hiring by our customers, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products, or fail to add new users, our revenue may decline and our operating results may be harmed.

If we fail to retain key employees and recruit qualified technical and sales personnel, our business could be harmed.
We believe that our success depends on the continued employment of our senior management and other key employees, such as our founder and chief executive officer. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.
Furthermore, foreign nationals who are not US citizens or permanent residents constitute an important part of our US workforce, particularly in the areas of engineering and product development. Our ability to hire and retain these workers and their ability to remain and work in the US are impacted by laws and regulations, as well as by procedures and enforcement practices of various government agencies. Changes to US immigration and work authorization laws and regulations, including those recently implemented in the US, can be significantly affected by political forces and levels of economic activity. These and any further legislative or administrative changes to immigration or visa laws and regulations may impair our ability to hire or retain personnel who are not US citizens or permanent residents, increase our operating expenses, or negatively impact our ability to deliver our products and services, which may materially adversely affect our business or our ability to expand our operations, including internationally.
Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
There are a number of other factors that may cause our financial results to fluctuate from period to period, including among others:

•	changes in billing terms and collection cycles in customer agreements;

•	the extent to which new customers are attracted to our products to satisfy their people development needs;

•	the timing and rate at which we sign agreements with new customers;

•	our access to service providers and partners when we outsource customer service projects;

•	our ability to manage the quality and completion of the customer implementations performed by partners;

•	the timing and duration of our customer implementations, which is often outside of our direct control;

•	our ability to provide, or partner with effective partners to provide, resources for customer implementations and consulting projects;

•	the extent to which we retain existing customers and satisfy their requirements;

•	the extent to which existing customers renew their subscriptions to our products and the timing of those renewals;

•	the extent to which existing customers purchase or discontinue the use of additional products and add or decrease the number of users;

•	the extent to which our customers request enhancements to underlying features and functionality of our products, and the timing of our delivery of these enhancements to our customers;

•	the addition or loss of large customers, including through acquisitions or consolidations;

•	the number and size of new customers, as well as the number and size of renewal customers in a particular period;

•	the mix of customers among large, mid-sized, and small organizations;

•	changes in our pricing policies or those of our competitors;

•	seasonal factors affecting demand for our products or potential customers’ purchasing decisions;

•	the financial condition and creditworthiness of our customers;

•	the amount and timing of our operating expenses, including those related to the maintenance, expansion, and restructuring of our business, operations, and infrastructure;

•	changes in the operational efficiency of our business;

•	the timing and success of our new product and service introductions;

•	the timing of expenses of the development of new products and technologies, including enhancements to our products;

•	our ability to aggregate large data sets into meaningful insights to drive increased demand for our products;

•	continued strong demand for people development in the US and globally;

•	the success of current and new competitive products and services by our competitors;

•	other changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;

•	our ability to manage our existing business and future growth, including in terms of additional headcount, additional customers, incremental users, and new geographic regions;

•	expenses related to our network and data centers, and the expansion of such networks and data centers;

•	the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;

•	equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding convertible notes due 2021 (the “Convertible Notes”);

•	business disruptions, costs and events related to shareholder activism;

•	legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;

•	fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to UK’s exit from the EU, commonly referred to as Brexit;

•	general economic, industry, and market conditions; and

•
various factors related to disruptions in our SaaS hosting network infrastructure, defects in our products, privacy and data security considerations, and exchange rate fluctuations, each of which is described elsewhere in these risk factors.

In light of the foregoing factors, we believe that our financial results, including our revenue, operating income and free cash flows may vary significantly from period-to-period. As a result, period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of future performance.
Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our customers to litigation, regulatory investigations and penalties, and other potential liabilities.
Our people development solution enables our customers to collect, manage and store a wide range of data, including personal data, related to every phase of the employee performance and management cycle. The US and various state governments have adopted or proposed laws governing the collection, use, storage, sharing and processing of personal data. Several foreign jurisdictions, including but not limited to the EU and its member states, the UK, Korea, Japan, Singapore, Australia, and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our customers, but also directly on us. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance, and the cost and complexity of selling and delivering our solutions.
For example, the EU’s General Data Protection Regulation (“GDPR”), which took effect on May 25, 2018, imposes obligations on our customers and directly on us. Among other obligations under the GDPR, we are required to give more detailed disclosure about how we collect, use and share personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million euros or 4% of their worldwide annual revenue, and restrictions on data processing. Our customers’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our services. We may also be obligated to assist our customers with their own compliance obligations under the GDPR.

In addition, the mechanisms allowing companies to transfer personal data outside of the European Economic Area (“EEA”) face ongoing legal challenges in the EU and threaten our ability to lawfully process personal data where we operate outside of the EEA. These challenges have been brought against the EU-US Privacy Shield Framework, on which we rely for transfers of personal data from the EEA to the US, and against the European Commission’s Standard Contractual Clauses for transfers of personal data, on which we rely to transfer personal data from the EEA to a significant support center that we maintain in India. We also rely on the European Commission’s recognition of Israel and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from the EEA to those countries. Loss of our ability to lawfully transfer personal data out of the EEA to these or any other jurisdictions may cause reluctance or refusal by current or prospective European customers to use our products. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of delivering our services.
Further, Brexit has created uncertainty with regard to data protection regulation in the UK, where our operations involve the processing of EU residents’ personal data. In particular, it is unclear whether, after Brexit, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the UK will be regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK can comply with UK and EU law post-Brexit.
Just over a month after the GDPR took effect, the California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the US states and in the US Congress, reflecting a trend toward more stringent privacy legislation in the US.
The costs of compliance with, and other burdens imposed by, privacy and data security laws and regulations may limit the use and adoption of our services, lead to negative publicity, reduce overall demand for our services, make it more difficult to meet expectations of or commitments to customers, require us to take on more onerous obligations in our contracts with customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. These laws could also impact our ability to offer, or our customers’ ability to deploy, our services in certain locations. The costs, burdens and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the US or abroad begin to adopt similar laws.
In addition to government activity, privacy advocacy and other industry groups have established, or may establish, new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certifications and other standards established by third parties, such as ISO 27001. If we are unable to earn and maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
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
Any of these matters could materially adversely affect our business, financial condition, or operational results.
The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
The market for people development solutions is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. Further, if one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our business. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Any of these events could disrupt our operations, reduce our revenue, or harm our business generally.

We face competition from desktop software tools and custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, IBM Kenexa, Learning Technologies Group plc (PeopleFluent), Oracle Corporation, Saba, SAP America, Inc. (SuccessFactors), SkillSoft Limited (SumTotal), Talentsoft SA, Ultimate Software Group, Inc., and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer, or may offer, products or services that compete with our products or services.
Many of our competitors are able to devote greater resources to the development, promotion and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger customer bases and major distribution agreements with consultants, system integrators, and distributors. Moreover, many software vendors can bundle human resource products or offer such products at a lower price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of people development functions at a lower price point or with greater depth than our products. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. Further, some potential customers, particularly large enterprises, may elect to develop their own internal products. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
Our systems collect, access, use, and store personal and other customer proprietary information. As a result, we are subject to security risks and are required to invest significant resources to prevent, mitigate, or correct issues arising from potential or actual security breaches. If a security breach occurs, our reputation could be harmed, our business may suffer and we could incur significant liability.
Our people development solutions involve the storage and transmission of customers’ sensitive, proprietary, and confidential information, including personal information, over the Internet (including public networks). Our security measures may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords or other information to gain access to our customers’ data, our data, or our IT systems.
Such breaches and other incidents can result in a risk of unauthorized, unlawful or inappropriate access to, denial of access to, disclosure of, or loss of our customers’ or our sensitive, proprietary, and confidential information, as well as damage to our IT systems and our ability to make required reporting and disclosures as a public company. An actual or perceived security breach or similar incident could adversely affect our operating results and financial condition due to loss of confidence in the security of our products, or result in damage to our reputation, early termination of contracts, decline in sales, disruption to our operations, litigation, regulatory investigations and penalties, or other liabilities.
In particular, federal, state, and foreign governments continue to adopt new, or modify existing, laws requiring companies and their service providers to maintain certain security measures or to report data breaches to government authorities or affected individuals. In turn, customers’ expectations for the security measures we implement have increased. If we experience security breaches that could have been prevented by measures required by these laws or our customer contracts, or fail to report security breaches within timeframes mandated by law or our customer contracts, we could face significant liability.
Techniques to compromise IT systems have become more complex over time and are often not identified until they are exploited. As a result, we may be unable to anticipate or prevent such techniques. Our products operate in conjunction with and are dependent on a broad range of products, components and third-party services, and a vulnerability in any of them can expose us to a security breach. In addition, our customers and their third-party service providers may not have adequate security measures in place to protect their data that is stored in our solution, and because we do not control our customers or their service providers, we cannot prevent vulnerabilities in their security measures from being exploited.
Our efforts to detect, prevent, and remediate known or potential security vulnerabilities, including those arising from third-party hardware or software, may result in additional direct and indirect costs.
Finally, if a high-profile security breach occurs with respect to another SaaS provider, our customers and potential customers may lose trust in the security of the SaaS business model generally, which could adversely impact our ability to retain existing customers or attract new ones.

Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of customer agreements or a loss of customers and adversely affect our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our customers access our people development solution through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we currently rely on four third-party data center hosting facilities, which we lease, and the expertise of members of our engineering and software development teams for the continued performance of our solution. We are in the process of migrating our solution from our leased data center hosting facilities to public cloud third-party data center providers. After we complete this migration, we will rely extensively on these public cloud providers to provide our customers and their users with fast and reliable access to our products. Any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of the public cloud providers could harm our reputation, business and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:

•	human error;

•	security breaches;

•	telecommunications outages from third-party providers;

•	computer viruses;

•	acts of terrorism, sabotage or other intentional acts of vandalism, including cyber attacks;

•	unforeseen interruption or damages experienced in moving hardware to a new location;

•	fire, earthquake, flood, and other natural disasters; and

•	power loss.
Although we generally back-up our customer databases hourly, store our data in more than one geographically distinct location at least weekly and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, customers may not be able to access their data for 24 hours or more and there is a remote chance that customer data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solution.
Defects in our solution could affect our reputation, result in significant costs to us and impair our ability to sell our products and related services.
Defects in our solution could adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs incurred in correcting any product defects may be substantial and could adversely affect our operating results. Although we continually test our products for defects and work with customers through our customer support organization to identify and correct errors, defects in our products are likely to occur in the future. Any defects that cause interruptions to the availability of our products could result in:

•	lost or delayed market acceptance and sales of our products;

•	early termination of customer agreements or loss of customers;

•	credits or refunds to customers;

•	product liability suits against us;

•	diversion of development resources;

•	injury to our reputation; and

•	increased maintenance and warranty costs.
While our customer agreements typically contain limitations and disclaimers that purport to limit our liability for damages related to defects in our products, such limitations and disclaimers may not be enforced by a court or other tribunal or otherwise effectively protect us from such claims.

Evolving regulation of the Internet, changes in the infrastructure underlying the Internet, or interruptions in Internet access may adversely affect our financial condition by increasing our expenditures and causing customer dissatisfaction.
As Internet commerce continues to evolve, regulation by federal, state, or foreign agencies may increase. We are particularly sensitive to these risks because the Internet is a critical component of our business model. In addition, taxation of services provided over the Internet or other charges for accessing the Internet may be imposed by government agencies or private organizations. Changes in laws or regulations that adversely affect the growth, popularity or use of the Internet, or impact the way that Internet service providers treat Internet traffic, including laws impacting net neutrality and laws requiring local storage of certain types of data in foreign jurisdictions, may negatively increase our operating costs or otherwise impact our business. Any regulation imposing greater fees for Internet use or restricting information exchanged over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business.
In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users. Our business expansion may be harmed if the Internet infrastructure cannot handle our customers’ demands or if hosting capacity becomes insufficient. If our customers become frustrated with the speed at which they can utilize our products over the Internet, our customers may discontinue the use of our people development solution and choose not to renew their contracts with us. Further, the performance of the Internet has also been adversely affected by viruses, worms, hacking, phishing attacks, denial of service attacks, and other similar malicious programs, as well as other forms of damage to portions of its infrastructure, which have resulted in a variety of Internet outages, interruptions, and other delays. These service interruptions could diminish the overall attractiveness of our products to existing and potential users and could cause demand for our products to suffer.
Failure to effectively retain, expand, and continue to increase the productivity of our direct sales teams and develop and expand our indirect sales channel will impede our growth.
We will need to continue to increase the productivity of and expand our sales and marketing infrastructure in order to grow our customer base and our business. We plan to expand our direct sales teams and engage additional third-party distributors, both domestically and internationally. Identifying, recruiting, and training these people and entities will require significant time, expense, and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our direct and indirect sales channels do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management attention in order to restructure our direct sales teams. In particular, if we are unable to achieve our expected productivity increases, we may not be able to significantly increase our revenue, profitability, and/or free cash flows.
If for any reason we are not able to develop enhancements and new features, keep pace with technological developments or respond to future disruptive technologies, our business will be harmed.
Our future success will depend on our ability to adapt and innovate. To attract new customers and increase revenue from existing customers, we will need to enhance and improve our existing products and introduce new features. The success of any enhancement or new feature depends on several factors, including timely completion, introduction, and market acceptance. If we are unable to enhance our existing products to meet customer needs or successfully develop or acquire new features or products, or if such new features or products fail to be successful, our business and operating results will be adversely affected.
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
Finally, our ability to grow is subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver a people development solution at lower prices, more efficiently, or more conveniently, such technologies could adversely impact our ability to compete.

We rely significantly on implementation partners to deliver professional services to our customers, and if these implementation partners fail to deliver these professional services effectively, or if we are unable to incentivize new partners to service our customers, our operating results will be harmed.
We rely significantly on various partners to assist us in the successful implementation of our products and to optimize our customers’ use of our products during the terms of their engagements. We provide our implementation partners with specific training and programs to assist them in servicing our customers, but there can be no assurance that these steps will be utilized or effective. If these partners fail to deliver these services to our customers in an effective and timely manner, we may suffer reputational harm and our results of operations may be adversely impacted. We also may not be able to incentivize new partners to service our customers. If we are unable to maintain our existing relationships or enter into new ones, we would have to devote substantially more resources to delivering our professional services. If we fail to effectively manage our implementation partners, our ability to sell our products and subscriptions and our operating results will be harmed.
Our growth depends in part on the success of our strategic relationships with third parties.
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating, and documenting relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content and consulting services are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products. In addition, these distributors and providers may not perform as expected under our agreements, and we have had and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
If we are unsuccessful in establishing or maintaining our relationships with these third parties, our ability to compete in the marketplace or to grow our revenue could be impaired and our operating results could suffer. Even if we are successful, we cannot guarantee that these relationships will result in improved operating results.
Our financial results may fluctuate due to our long, variable and, therefore, unpredictable sales cycle and our focus on large and mid-market organizations.
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. If our sales cycle becomes longer or more variable, our results may be adversely affected. Our sales cycle generally varies in duration from two to nine months and, in some cases, much longer depending on the size of the potential customer. Factors that may influence the length and variability of our sales cycle include among others:

•	the need to educate potential customers about the uses and benefits of our products;

•	the relatively long duration of the commitment customers make in their agreements with us;

•	the discretionary nature of potential customers’ purchasing and budget cycles and decisions;

•	the competitive nature of potential customers’ evaluation and purchasing processes;

•	the lengthy purchasing approval processes of potential customers;

•	the evolving functionality demands of potential customers;

•	fluctuations in the people development needs of potential customers; and

•	announcements or planned introductions of new products by us or our competitors.
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
Our corporate culture focuses on rapid innovation, teamwork, and attention to customer success, all of which we believe have been central to our growth so far. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, which has placed, and may continue to place, significant demands on our operational, financial, and management resources. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We conduct our business in various countries across the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of US dollar denominated intercompany loans with us. Because we conduct business in currencies other than US dollars, but report our results of operations in US dollars, fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties following Brexit, may hinder our ability to predict our future results and earnings and materially impact our business, financial condition, and operating results. Due to our legal structure and the currencies in which we operate, any fluctuations in the exchange rates of the British pound may be particularly impactful. Additionally, the impact of fluctuations may not be immediately apparent in the constant currency results we present, because we present these results based on prior period exchange rates. We have not previously engaged in foreign currency hedging. If we decide to hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
As we have in the past, we may seek to acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.
As we have in the past, we may seek to acquire or invest in other businesses, products, or technologies that we believe could complement or expand our existing solutions, enhance our technical capabilities, lead to cost synergies, or otherwise offer growth opportunities. Most recently, in February 2020, we entered into a definitive agreement to acquire Saba, a provider of talent experience solutions. The pursuit of other potential acquisitions, along with the work required to successfully integrate the businesses we acquire, may divert the attention of management, result in additional dilution, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
When acquiring other businesses, we may not be able to successfully integrate the personnel, operations, and technologies of any businesses that we have acquired or may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	diversion of management’s attention from other business concerns;

•	harm to our existing relationships with partners, distributors, and customers, including as a result of competing in the markets in which such parties operate;

•	the potential loss of key employees and customers;

•	exposure to claims and disputes by third parties, including intellectual property claims and disputes;

•	the use of resources that might be used in other parts of our business; and

•	the use of substantial portions of our available cash to consummate the acquisition.

In addition, a significant portion of the purchase price of companies we acquire may be allocated to acquired goodwill or intangible assets which must be assessed for impairment at least annually or upon certain triggering events. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our operating results based on this impairment assessment process, which could harm our operating results.
Other future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For example, in connection with the anticipated acquisition of Saba which we announced in February 2020 and which is subject to the satisfaction of certain customary closing conditions and regulatory review, we expect to issue approximately 1.1 million shares of our common stock and incur approximately $985.0 million of indebtedness. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial condition may suffer.
As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete and timely and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Our auditors also need to audit the effectiveness of our internal control over financial reporting, including disclosure of any material weaknesses in our internal control over financial reporting.
We have incurred and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Further, to the extent we acquire other businesses, the acquired company may not have a sufficiently robust system of internal controls and we may discover deficiencies. Failure of our internal controls over financial reporting could cause our financial reporting to be inaccurate, incomplete or delayed. Moreover, even if there is no inaccuracy, incompletion or delay of reporting results, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control environment is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock.
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
We have historically experienced seasonality in terms of when we enter into customer agreements for our products. We sign a significantly higher percentage of agreements with new customers, and renewal agreements with existing customers, in the fourth quarter of each year. Within a given quarter, often a significant portion of our agreements are signed during the last two weeks of the quarter. This seasonality is reflected to a much lesser extent and sometimes is not immediately apparent in our revenue, due to the fact that we generally recognize subscription revenue over the term of the customer agreement, which is generally three years. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.
We rely on third-party computer hardware and software that may be difficult to replace or could cause errors or failures of our service.
In addition to the software we develop, we rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our solution. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our solution until equivalent technology is either developed by us or, if available, identified, obtained, and integrated. In addition, errors or defects in third-party hardware or software used in our solution could result in errors or a failure of our products, which could harm our business.

If we fail to manage our SaaS hosting network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our people development solution.
We have experienced significant growth in the number of users, transactions, and data that our hosting infrastructure supports. We seek to maintain sufficient excess capacity in our SaaS hosting network infrastructure to meet the needs of all of our customers. We also seek to maintain excess capacity to facilitate the rapid provision of new customer deployments and the expansion of existing customer deployments. However, the provision of new hosting infrastructure requires significant lead time. If we do not accurately predict our infrastructure capacity requirements, our existing customers may experience service outages that may subject us to financial penalties, financial liabilities, and customer losses. If our hosting infrastructure capacity fails to keep pace with increased sales, customers may experience delays as we seek to obtain additional capacity, which could harm our reputation and adversely affect our revenue growth.
Restructuring activities could adversely affect our ability to execute our business strategy.
In December 2017, we implemented a restructuring plan to reduce the headcount of our global service delivery team and sales teams. This restructuring and any future restructurings, should it become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, could adversely affect our ability to execute our business strategy. Additionally, this and any future restructuring may have other consequences, such as attrition beyond the planned reduction in workforce, a negative effect on employee morale and productivity, or a reduction in our ability to attract and retain highly skilled employees.
Failure to effectively manage customer deployments by our third-party service providers could adversely impact our business.
In cases where our third-party service providers are engaged either by us or by a customer directly to deploy a product for a customer, our third-party service providers need to have a substantial understanding of such customer’s business so they can configure the product in a manner that complements its existing business processes and integrates the product into its existing systems. It may be difficult for us to manage the timeliness of these deployments and the allocation of personnel and resources by our customers. Failure to successfully manage customer deployments by us or our third-party service providers could harm our reputation and cause us to lose existing customers, face potential customer disputes, or limit the rate at which new customers purchase our products.
Forecasts of our business growth and profitability may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, we cannot assure you our business will grow at similar rates, or at all.
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations and expected growth in our market, and related costs to support the growth of our business. Our assumptions and estimates related to our business growth and profitability, including the performance of our core business and emerging businesses and the demand for our products in the Americas, EMEA, and APJ and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
Even if demand for people development products and services increases generally, there is no guarantee that demand for SaaS products like ours will increase to a corresponding degree.
The widespread adoption of our products depends not only on strong demand for people development products and services generally, but also for products and services delivered via a SaaS business model in particular. There are still a significant number of organizations that have adopted no people development functions at all. It is unclear whether such organizations will ever adopt such functions and, if they do, whether they will desire a SaaS people development solution like ours. As a result, we cannot guarantee that our SaaS people development solutions will achieve and sustain the high level of market acceptance that is critical for the success of our business.

Integrated, comprehensive SaaS products such as ours represent a relatively recent approach to addressing organizations’ people development challenges, and we may be forced to change the prices and billing terms for our products, or our pricing model generally, as the market for these types of products evolves.
Providing organizations with applications to address their people development challenges through integrated, comprehensive SaaS products is a developing market that is still evolving. Some of our current competitors offer their products or services at a lower price or on different billing terms, which has resulted in pressures on our pricing and billing terms. Additionally, competitive dynamics may cause pricing levels, as well as billing terms and pricing models generally, to change further as the market matures and as existing and new market participants introduce new types of products and different approaches to enable organizations to address their people development needs. As a result, we may be forced to reduce the prices we charge for our products or the pricing model on which they are based, and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If we are unable to maintain our pricing levels, billing terms or pricing model, our operating results could be negatively impacted. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.
We currently have a number of international offices and are expanding our international operations. Doing business internationally has unique risks with respect to operational execution and regulatory compliance.
We currently have international offices in several countries, and we may expand our international operations into other countries in the future. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results will suffer. Conducting our business internationally, particularly with expansion into countries in which we have limited experience, subjects us to a variety of risks that that we do not necessarily face to the same degree in the US. These risks may lead to a decreased demand for, or restrict our ability to sell or provide, our products, and include, among others:

•	unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties or other trade restrictions;

•	differing labor regulations;

•	regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;

•
potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the US Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act;

•	greater difficulty in supporting and localizing our products;

•	unrest and/or changes in a specific country’s or region’s social, political, legal, health or economic conditions;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits and compliance programs;

•	currency exchange rate fluctuations including any fluctuations caused by uncertainties following Brexit;

•	limited or unfavorable intellectual property protection;

•	competition with companies or other services that understand local markets better than we do;

•	increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls; and

•	restrictions on repatriation of earnings.
Our operations could be materially affected by changes in domestic and foreign economic, political or legal conditions. For example, following a referendum in 2016, the UK left the EU on January 31, 2020, generally referred to as the Brexit Date. We are monitoring developments related to Brexit, which could have significant implications for our business. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK will be subject to a transition period until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the UK and the EU are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The political and economic instability created by Brexit has also caused and may continue to cause significant volatility in global financial markets and the value of the British pound currency or other currencies, including the euro, and due to our legal structure, any fluctuations in the exchange rates of the British pound may be particularly impactful.

Such a withdrawal from the EU is unprecedented. It is unclear how the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our UK operations and customers. Our UK operations service customers in the UK as well as in other countries in the EU and the EEA, and these operations could be disrupted by Brexit, particularly if there is a change in the UK’s relationship to the single market.
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. Depending on the outcome of negotiations during and following the Transition Period, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make doing business in the EU and the EEA more difficult. Even prior to any change to the UK’s relationship with the EU, economic uncertainty surrounding Brexit and its consequences could adversely impact customer confidence resulting in customers reducing their spending budgets on our solutions, which could adversely affect our business, revenue, financial condition, and results of operations.
Failure to comply with anti-bribery, anti-corruption and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the UK Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our solution and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot guarantee that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, the UK Bribery Act, or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from US or other government contracts, all of which may have an adverse effect on our reputation, business, operating results, and prospects.
If we fail to develop our brand, our business may suffer.
We believe that developing and maintaining awareness of the Cornerstone OnDemand brand is critical to achieving widespread acceptance of our existing and future products and is an important element in attracting new customers. Furthermore, we believe that the importance of brand recognition will increase as competition in our market increases. Successful promotion of our brand will depend largely on the effectiveness of our marketing efforts and on our ability to provide reliable and useful services at competitive prices. Brand promotion activities may not yield increased revenue, and even if they do, any increased revenue may not offset the expenses we incurred in building our brand. In addition, the Foundation shares our company name and any negative perceptions of any kind about the Foundation could adversely affect our brand and reputation. If we fail to successfully promote and maintain our brand, or incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract enough new customers or retain our existing customers to the extent necessary to realize a sufficient return on our brand-building efforts, and our business could suffer.
Our sales to government entities are subject to a number of additional challenges and risks.
We sell to US federal and state and foreign governmental agency customers, and we may increase sales to government entities in the future. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:

•
Selling to governmental entities can be more competitive, expensive and time-consuming than selling to private entities, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale;

•
Government certification requirements may change, or we may lose one or more government certifications, such as the  Federal Risk and Authorization Management Program, and in doing so restrict our ability to sell into the government sector until we have attained revised certificates;

•
Governmental entities may have significant leverage in negotiations, thereby enabling such entities to demand contract terms that differ from what we generally agree to in our standard agreements, including, for example, most favored nation clauses and terms allowing contract termination for convenience;

•
Government demand and payment for our products may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays having an adverse impact on public sector demand for our products; and

•
Government contracts are generally subject to audits and investigations, which we have limited experience with, potentially resulting in termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines, and suspensions or debarment from future government business.

To the extent that we become more reliant on contracts with government entities in the future, our exposure to such risks and challenges could increase, which, in turn, could adversely impact our business.
We may require additional capital to support business growth, and this capital may not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may seek additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. For example, we expect to incur approximately $985.0 million of additional indebtedness to finance the anticipated acquisition of Saba that we announced in February 2020. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
Further, the indenture governing the Convertible Notes includes a restrictive covenant that, subject to specified exceptions and parameters, limits our ability to incur additional debt. We expect the terms of the indebtedness we incur to finance our anticipated acquisition Saba will contain customary restrictive covenants that could limit our ability to incur additional debt or liens, make investments or acquisitions, declare dividends or take certain other corporate actions. As a result, we may be unable to take advantage of strategic or business development opportunities as they arise, or we may not be able to react to market conditions, if we are restricted in our ability to raise debt financing, or we may be required to seek alternative means to generate cash, including by selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive, if available at all.
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
Our ability to make scheduled payments of the principal of, to pay interest on or to refinance our indebtedness, including our Convertible Notes which represent an aggregate principal amount of $300.0 million, and including any indebtedness incurred to finance our anticipated acquisition of Saba which we expect to be approximately $985.0 million, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Convertible Notes and any future indebtedness we may incur and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes or future indebtedness.
Further, with certain exceptions, upon a change of control, the holders of our Convertible Notes may require that we repurchase all or part of such notes at a purchase price equal to the principal amount plus the total sum of all remaining scheduled interest payments through the remainder of the term of such notes. We expect to conduct a consent solicitation to extend the maturity of the Convertible Notes to March 2023 in connection with our anticipated acquisition of Saba. In such event, we may not have enough cash available or be able to obtain financing to repurchase the notes, and our ability to repurchase notes may be limited by law, regulatory authority or agreements governing our other indebtedness.
Because of how we recognize revenue, a significant downturn in our business may not be immediately reflected in our operating results.
Generally, we recognize revenue from subscription agreements monthly over the terms of these agreements, which is typically three years for our people development solution. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new subscriptions in any one quarter may not significantly impact our revenue and financial performance in that quarter, but will negatively affect our revenue, or rate of revenue growth and financial performance in future quarters.

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
Because we generally recognize subscription revenue from our customers over the terms of their agreements but incur most costs associated with generating such agreements upfront, rapid growth in our customer base may put downward pressure on our operating margin in the short term.
The expenses associated with generating customer agreements are generally incurred up front but the resulting subscription revenue is generally recognized over the life of the agreements; therefore, increased growth in the number of our customers will result in our recognition of more costs than revenue during the early periods covered by such agreements, even in cases where the agreements are expected to be profitable for us over their full terms.
We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
We have a history of losses. We experienced net losses of $4.1 million, $33.8 million, and $61.3 million in 2019, 2018, and 2017, respectively. At December 31, 2019, our accumulated deficit was $524.7 million and total stockholders’ equity was $158.5 million. Although our operating losses have decreased in each of the last three years, it is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services, costs related to our acquisitions and the integration of businesses we acquire, and other costs relating to the development, marketing, and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the US. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and distracting to management, and could result in the impairment or loss of portions of our intellectual property. If we fail to secure, protect, and enforce our intellectual property rights, we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights, which could seriously harm our brand and adversely impact our business.
We may be sued by third parties for alleged infringement of their proprietary rights or may find it necessary to enter into licensing arrangements with third parties to settle or forestall such claims, either of which could have a material adverse effect on our operating results and financial condition.
There is considerable patent and other intellectual property development activity in our industry. Our success depends in part upon our not infringing the intellectual property rights of others. However, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or, in some cases, our technology or products. From time to time, such third parties may claim that we are infringing their intellectual property rights, and we may actually be found to be infringing such rights. Moreover, we may be subject to claims of infringement with respect to technology that we acquire or license from third parties. The risk that we could be subject to infringement claims is increasing as the number of products and companies competing with our solution grows. Any claims or litigation could require the commitment of substantial time and resources and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or licensing payments, indemnify our customers, distributors or other third parties, modify or discontinue the sale of our products, or refund fees, any of which would deplete our resources and adversely impact our business. We have in the past obtained, and may in the future obtain, licenses from third parties to forestall or settle potential claims that our products and technology infringe the intellectual property rights of others. Discussions and negotiations with such third parties, whether successful or unsuccessful, could result in substantial costs and the diversion of management resources, either of which could seriously harm our business.
Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of claims of intellectual property infringement, damages caused by us to property or persons, or other liabilities relating to or arising from our products, services or other contractual obligations. The term of these indemnity provisions generally survives termination or expiration of the applicable agreement. Large indemnity payments could harm our business, operating results, and financial condition. From time to time, we are requested by customers to indemnify them for breach of confidentiality with respect to personal data. Although we normally do not agree to, or contractually limit our liability with respect to, such requests, the existence of such a dispute with a customer may have adverse effects on our customer relationships and reputation.

We use open source software in our products, which could subject us to litigation or other actions.
We use open source software in our products and services and may use more open source software in the future. From time to time, companies that use open source software have faced claims challenging the use of such open source software and their compliance with the terms of the applicable open source license. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software, or claiming non-compliance with the applicable open source licensing terms. Litigation could be costly for us to defend, have a negative effect on our operating results and financial condition, or require us to devote additional research and development resources to change our products. In addition, some open source licenses require end-users who distribute or make available across a network products and services that include open source software to make available all or part of such software, which in some circumstances could include valuable proprietary code, at no cost, and/or license such code under the terms of the particular open source license. While we employ practices designed to monitor our compliance with the licenses of third-party open source software and protect our proprietary source code, we may inadvertently use third-party open source software in a manner that exposes us to claims of non-compliance with the applicable terms of such license, including claims for infringement of intellectual property rights or for breach of contract. Furthermore, there is an increasing number of open-source software license types, almost none of which has been tested in a court of law, resulting in a lack of guidance regarding the proper legal interpretation of such license types. If we inappropriately use open source software, we may be required to expend time and resources to re-engineer our products and services, discontinue the sale of our products, organize a legal defense against claims and allegations regarding our use of open source software, or take other remedial actions. In addition, the use of third-party open source software may expose us to greater risks than the use of third-party commercial software because open-source licensors generally do not provide warranties or controls on the functionality or origin of the software. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third-parties to determine how to compromise our platform. Any of the foregoing could be harmful to our business, financial condition, or operating results.
We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.
Our products are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. If we fail to comply with these US export control laws and import laws, including US Customs regulations, we and certain of our employees could be subject to substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our distributors fail to obtain appropriate import, export, or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming and is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, the US export control laws and economic sanctions laws prohibit the shipment of certain products and services to US embargoed or sanctioned countries, governments and persons. Even though we take precautions to prevent our products from being provided to US sanctions targets, our products and services could be delivered to those targets or provided by our distributors despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties, and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting or licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes to our products or changes in export and import regulations may create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons or technologies targeted by such regulations, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition, and operating results.
Our investment portfolio is subject to general credit, liquidity, counterparty, market and interest rate risks, any of which could impair the market value of our investments and harm our financial results.
At December 31, 2019, we had $215.9 million in cash and cash equivalents and $201.6 million in short-term investments in marketable securities. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market, and interest rate risks.

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
We sometimes invest in, advise, and collaborate with cloud startups building innovative business applications that support the continued expansion of our market reach. We have made, and from time to time may continue to make, strategic investments in privately-held companies. For example, in December 2019, we invested in Talespin, a developer of enterprise virtual reality training software that is held privately. Talespin and the other privately-held companies in which we may invest are inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately-held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
Risks Related to Tax Issues
We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions.
As a multinational organization, we are subject to taxation in several jurisdictions around the world with increasingly complex tax laws, the application of which can be uncertain. The amount of taxes we pay in these jurisdictions could increase substantially as a result of changes in the applicable tax principles, including increased tax rates, new tax laws, or revised interpretations of existing tax laws and precedents, which could have a material adverse effect on our liquidity and operating results. In addition, the authorities in these jurisdictions could review our tax returns and impose additional tax, interest, and penalties, and the authorities could claim that various withholding requirements apply to us or our subsidiaries or assert that benefits of tax treaties are not available to us or our subsidiaries, any of which could have a material impact on us and our operating results. If we are selected for future examinations that uncover incorrect tax positions, we could be subject to additional taxes, interest, and penalties.
Taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.
We conduct operations worldwide through subsidiaries in various tax jurisdictions pursuant to transfer pricing arrangements between our subsidiaries. If two or more affiliated companies are located in different countries, the tax laws or regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that contemporaneous documentation is maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, operating results, and cash flows.

The December 2017 comprehensive tax reform law could adversely affect our business and financial condition.
On December 22, 2017, the President of the US signed into law the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), that significantly revised the Internal Revenue Code of 1986, as amended (the “Code”). The Tax Act, among other things, contained significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21%, limitation of the tax deduction for interest expense to 30% of adjusted taxable income (except for certain small businesses), limitations on the deductibility of executive compensation, limitation of the deduction for net operating losses generated in taxable years beginning after December 31, 2017 to 80% of current year taxable income, elimination of carrybacks of net operating losses arising in taxable years ending after December 31, 2017, one time taxation of offshore earnings at reduced rates regardless of whether they are repatriated, elimination of US tax on foreign earnings (subject to certain important exceptions), immediate deductions for certain new investments instead of deductions for depreciation expense over time, and modifying or repealing many business deductions and credits. Notwithstanding the reduction in the corporate income tax rate, the overall impact of the Tax Act is uncertain and our business and financial condition could be adversely affected. In addition, it is uncertain if and to what extent various states will conform to the Tax Act. The Tax Act’s revised international rules, including the Global Intangible Low-Taxed Income, the Foreign Derived Intangible Income, and the Base Erosion Anti-Avoidance Tax, are highly complex and may affect our financial condition as additional interpretive guidance is issued.
Our ability to use net operating loss carryforwards to reduce future tax payments may be subject to limitations.
Our federal and state net operating loss carryforwards generated in taxable years ending prior to 2019 could expire unused and be unavailable to offset future income tax liabilities. Under the Tax Act, federal net operating losses incurred in taxable years ending after December 31, 2017 may be carried forward indefinitely, but the deductibility of federal net operating losses is limited. It is uncertain if and to what extent various states will conform to the Tax Act. In addition, under Sections 382 and 383 of the Code, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future and subsequent shifts in our stock ownership. In addition, it is possible that we have experienced one or more ownership changes in the past. As a result, we may be limited in the portion of net operating loss carryforwards that we can use in the future to offset taxable income for US federal income tax purposes.
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

•	the overall performance of the equity markets;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;

•	speculation in the press or investment community;

•	the size of our public float;

•	natural disasters, outbreaks of pandemic diseases, or terrorist acts;

•	actual or perceived data security incidents that we or our service providers may suffer;

•	announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments; and

•	global economic, legal, and regulatory factors unrelated to our performance.

In the past, some companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Securities litigation against us could result in substantial costs and divert our management’s attention from other business concerns, which could harm our business.
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
Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. Any issuance of shares in connection with our acquisitions, the exercise of stock options, the vesting of restricted stock units (“RSUs”) or otherwise would dilute the percentage ownership held by existing investors.
We cannot guarantee that our share repurchase program will be fully consummated or that they will enhance shareholder value or positively affect the trading price of our common stock.
In August 2019, our board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”). As of December 31, 2019, we have repurchased an aggregate of $22.4 million in shares of our common stock under the 2019 Share Repurchase Program. Although our board of directors has authorized the 2019 Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The 2019 Share Repurchase Program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
Conversion of our Convertible Notes may dilute the ownership interest of existing stockholders, including holders who had previously converted their Convertible Notes, or may otherwise depress the price of our common stock.
The conversion of some or all of our Convertible Notes, to the extent we deliver shares upon conversion of the Convertible Notes, will dilute the ownership interests of existing stockholders. The Convertible Notes and the underlying shares issuable upon conversion of such notes may be sold in the public market upon issuance. Any sales of the Convertible Notes or our common stock issuable upon conversion of the Convertible Notes could adversely affect prevailing market prices of our common stock. In addition, the existence of the Convertible Notes may encourage short selling by market participants because the conversion of the Convertible Notes could be used to satisfy short positions, or anticipated conversion of the Convertible Notes into shares of our common stock could depress the price of our common stock.
We do not expect to declare any dividends in the foreseeable future.
We have not historically declared dividends and do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors may need to sell all or part of their holdings of our common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment.

Anti-takeover provisions in our charter documents and Delaware law may delay or prevent an acquisition of our company.
Our certificate of incorporation, our bylaws, and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and our bylaws include provisions that:

•
authorize “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;

•	create a classified board of directors whose members serve staggered three-year terms, until the 2021 annual meeting of stockholders, at which point all directors will be elected for a one-year term;

•	specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer, or the president;

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
Our principal offices are located in Santa Monica, California, where we occupy approximately 94,000 square feet of office space under operating leases that expire in January 2024. We lease additional facilities in the US and various other countries. We may sublease certain of these facilities where space is not fully utilized. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations.

Item 3.	Legal Proceedings
From time to time, we are involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract, and tort claims, labor and employment claims, tax, and other matters. Although claims, suits, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations or cash flow. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations or cash flows in a particular period.

Item 4.	Mine Safety Disclosure
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “CSOD” since March 17, 2011. Prior to that time, there was no public market for our common stock.
Holders of Record
As of February 18, 2020 there were 17 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.
Dividend Policy
We have never declared or paid, and do not anticipate declaring or paying, any cash dividends on our common stock. Any future determination as to the declaration and payment of dividends will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

STOCK PRICE PERFORMANCE GRAPH
This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the Exchange Act), or incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The following graph compares (i) the cumulative total stockholder return on our common stock from December 31, 2014 through December 31, 2019 with the cumulative total returns of (ii) the Nasdaq Global Market Index and (iii) the Nasdaq Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2014 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance in the following graph is not necessarily indicative of future stock price performance. See the disclosure in Part I, Item 1A. “Risk Factors”.
COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Cornerstone OnDemand	$100.00	$98.10	$120.20	$100.37	$143.27	$166.34
Nasdaq Global Market Index	100.00	99.99	96.13	119.95	112.21	154.70
Nasdaq Computer & Data Processing Index	100.00	106.24	119.28	165.52	159.43	239.67
Equity Compensation Plan Information
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.
Recent Sales of Unregistered Securities
None.

Issuer Purchases of Equity Securities
The following table summarizes stock repurchases during the fourth quarter of the year ended December 31, 2019 (in thousands, except per share amounts):

	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plan or Programs[1]
October 1-31, 2019	163	$54.13	163	$127,644
November 1-30, 2019	—	$—	—	$127,644
December 1-31, 2019	—	$—	—	$127,644
	163		163

[1]
In August 2019, the board of directors authorized a $150.0 million share repurchase program. The 2019 Share Repurchase Program will terminate when the aggregate cost of shares repurchased under the program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise.

Item 6.	Selected Financial Data
The consolidated statements of operations data and the consolidated balance sheets data are derived from the audited consolidated financial statements and should be read together with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the consolidated financial statements, and the related notes included elsewhere in this filing. Our historical results are not necessarily indicative of results in any future period.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share data)
Consolidated statements of operations data:
Revenue	$576,523	$537,891	$481,985	$423,124	$339,651
Cost of revenue	149,215	144,349	142,867	135,752	109,864
Gross profit	427,308	393,542	339,118	287,372	229,787
Operating expenses:
Sales and marketing	227,733	224,635	240,271	225,781	207,626
Research and development	101,151	76,981	61,975	46,977	40,991
General and administrative	86,491	90,749	84,589	70,956	49,877
Restructuring	—	8,946	1,539	—	—
Total operating expenses	415,375	401,311	388,374	343,714	298,494
Income (loss) from operations	11,933	(7,769)	(49,256)	(56,342)	(68,707)
Other income (expense):
Interest income (expense) and other, net	(13,297)	(23,478)	(10,333)	(9,288)	(15,628)
Loss before income tax provision	(1,364)	(31,247)	(59,589)	(65,630)	(84,335)
Income tax provision	(2,690)	(2,595)	(1,746)	(1,207)	(1,181)
Net loss	$(4,054)	$(33,842)	$(61,335)	$(66,837)	$(85,516)
Net loss per share, basic and diluted	$(0.07)	$(0.58)	$(1.07)	$(1.20)	$(1.58)
Weighted average common shares outstanding, basic and diluted	60,086	58,159	57,262	55,595	54,171

	At December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$215,907	$183,596	$393,576	$83,300	$107,691
Short-term and long-term investments	261,771	205,982	266,500	259,837	201,088
Property and equipment, net	36,526	77,254	20,817	23,962	27,021
Operating right-of-use assets	72,944	—	—	—	—
Working capital, excluding deferred revenue, current portion[1]	512,190	484,468	449,874	419,408	334,664
Total assets	966,101	818,226	967,190	623,629	561,545
Deferred revenue, current and non-current portion	346,467	325,801	326,163	282,332	252,139
Debt, current and non-current portion	293,174	288,967	533,193	238,432	232,583
Operating lease liabilities, current and non-current portion	74,430	—	—	—	—
Total stockholders’ equity	158,482	65,243	22,120	26,963	7,822

[1]	Working capital is defined as total current assets minus total current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Cornerstone is a leading global provider of learning and people development solutions, delivered as software-as-a-service (“SaaS”). We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their people potential. Featuring comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights, Cornerstone’s people development solutions are successfully used by more than 3,600 global customers of all sizes, spanning more than 40 million users across 187 countries and 43 languages.
We work with customers across all geographies, vertical markets, and market segments. Our customers include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations, and small businesses. We sell our solution domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies, and global system integrators.
Our enterprise people development solution is composed of four product suites:

•	Our Recruiting suite helps organizations to attract, hire, and onboard the right employees;

•
Our Learning suite provides robust, modern learning management software designed to scale with the organization. Cornerstone Learning comprehensively supports compliance, knowledge sharing, and employee-driven development training to close skills gaps. Our content offering delivers fresh, modern content, fueling employee curiosity, and inspiring growth;

•	Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management, and succession planning; and

•	Our HR suite provides an aggregated view of all employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.

Our goal is to empower people, organizations, and communities to realize their potential with a comprehensive people development solution that is built to last. Our growth strategy since inception has been deliberate and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without experiencing business contraction. We plan to continue with the same systematic approach in the future. Key elements of our strategy include:
Continue to Innovate and Extend Our Technological Leadership. We believe we have developed over the last 20 years a deep understanding of the people development challenges our customers face. We continually collaborate with our customers to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in people development and customer relationships to develop new products, features, and functionality that will enhance our solutions and expand our addressable market. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations, and investing in our network infrastructure and service capabilities in order to support continued future growth.
Retain and Expand Business with Existing Customers. We believe our existing installed base of customers offers a substantial opportunity for growth.

•
Focus on Customer Success, Retention, and Growth. We believe focusing on our customers’ success will lead to our own success. We have developed a Customer Success Framework that governs our operating model. Since 2002, we have averaged annual gross dollar retention rates of approximately 95%. At the same time, in recent years, we have seen a decline in our annual gross dollar retention rate, which was 90% in the most recent period. We strive to maintain our strong retention rates by continuing to provide our customers with high levels of service, support, and increasing functionality.

•
Sell Additional Products to Existing Customers. We believe there is a significant growth opportunity in selling additional functionality to our existing customers. Many customers have added functionality subsequent to their initial deployments as they recognize the benefits of our unified solution. With our expanding product portfolio functionality, we believe significant upsell opportunity remains within our existing customer base.

Focus on Growing Recurring Revenue. In 2018, we refined our go-to-market strategy to drive enhanced recurring revenue growth. We believe our primary growth drivers are as follows:

•
Invest in Direct Sales in North America. We believe that the market for people development is large and remains significantly underpenetrated. In particular, content and recruiting provide an opportunity to increase our recurring sales to both new and existing customers. Additionally, we believe the small and medium-sized business (“SMB”) market represents a very large and underpenetrated opportunity.

•
Continue to Invest in Our International Operations. We believe a substantial opportunity exists to continue to grow sales of our solution internationally. We intend to grow our EMEA and APJ operations. As of December 31, 2019, we had approximately 900 customers in EMEA and over 200 customers in APJ.

•
Grow Our Cornerstone Content Anytime Sales. We believe there is a significant market opportunity for developing employees throughout their careers with modern, fresh e-learning content. Our Content Anytime subscription offering provides access to industry leading content which we believe will increase user engagement on our solution. Our content partners for Content Anytime include industry leaders as well as regional, functional, and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our customers directly in our people development solution. We intend to enter into additional license agreements to continue providing the best content available for our customers.

•
Expand the Ecosystem. During 2018, we migrated a sizable portion of our implementation services to our partners. We have also expanded in recent years our relationships with various third-party consulting firms to deliver the successful implementation of our solution and to optimize our customers’ use of our solution during the terms of their engagements. Our partner strategy and experience includes certifications and curricula developed to ensure successful delivery by our partners and continued high customer satisfaction. We believe we have a significant opportunity to leverage these third-parties interested in building or expanding their businesses to increase our market penetration.

Increase Operating Income and Free Cash Flow. In 2017, we announced a strategic plan designed to better position us for long-term growth and increase shareholder value. As part of this plan, we have increased our focus on managing our costs while making smart investments to scale our middle and back-office operations, which we believe will support growth in recurring revenue and our long-term success over time. We have executed and intend to continue to execute operational excellence initiatives to optimize our margin profile, which we believe will enable further leverage in our expense structure and growth in operating income and free cash flow.

Acquisitions and Strategic Investments. We may acquire or invest in additional businesses, products, or technologies that we believe will complement or expand our solution, enhance our technical capabilities, or otherwise offer growth opportunities. Most recently, in February 2020, we entered into a definitive agreement to acquire Saba, a provider of talent experience solutions, which acquisition remains subject to customary closing conditions and regulatory review. In January 2020, we acquired Clustree, a developer of a skills engine and skills ontology. In December 2019, we invested in Talespin, a developer of enterprise virtual reality training software. In November 2018, we acquired Grovo, a provider of Microlearning® content. In September 2018, we acquired Workpop, a web and mobile solution for candidates and hiring managers in service-based industries. Clustree was acquired to accelerate the development of a skills engine. Grovo was acquired to enhance our Content product and Workpop was acquired to enhance our Recruiting product.
For additional information regarding our anticipated acquisition of Saba, refer to Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.

•
Revenue. Revenue consists primarily of subscription revenue and professional service revenue. We generally recognize revenue over the delivery period. Because of the seasonality of our business and the timing of when we enter into new customer agreements, revenue from customer agreements signed in the current period may not be fully reflected in the current period.

•	Subscription revenue. Subscription revenue represents subscriptions to our people development solution, content subscriptions, and related support sold on a recurring basis.

•
Annual recurring revenue. In order to assess our business performance with a metric that reflects our transition to a more subscription-based (or recurring revenue) business model, we track annual recurring revenue, a non-GAAP financial measure, which we define as the annualized recurring value of all active contracts at the end of a reporting period. We believe this metric is useful to investors, in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate annual recurring revenue differently or not at all, which may reduce its usefulness as a comparative measure.

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

•
Annual dollar retention rate. We define annual dollar retention rate, a non-GAAP financial measure, as the percentage of annual recurring revenue from all customers on the first day of a fiscal year that is retained from those same customers on the last day of that same fiscal year.  Accordingly, this percentage excludes all annual recurring revenue from new customers added during the fiscal year.  Furthermore, incremental sales during the fiscal year to customers included in the calculation are only counted to the extent those sales offset any decreases in annual recurring revenue from the original amount on the first day of our fiscal year. Therefore, the annual dollar retention rate can never exceed 100%. This ratio excludes the annual recurring revenue from customers of our Cornerstone for Salesforce, Cornerstone PiiQ, Grovo, and Workpop products. We believe that our annual dollar retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers.

•
Constant currency results. We present constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. Due to our legal and operating structure, our international revenues are favorably impacted as the US dollar weakens relative to the British pound and euro, and unfavorably impacted as the US dollar strengthens relative to the British pound and euro. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results. To present this information, current period results for entities reporting in British pounds and euros are translated into US dollars at the prior period exchange rates as opposed to the actual exchange rates in effect for the current period. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.

•
Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our customer count includes contracted customers for our enterprise people development solution as of the end of the period and excludes customers of our Cornerstone for Salesforce, PiiQ, Grovo, and Workpop products. In 2019, our number of customers grew approximately 5%.

Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our solution is designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:

•
Subscriptions to Our Products and Other Offerings on a Recurring Basis. Customers pay subscription fees for access to our enterprise people development solution, other products, and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the customer. Subscription agreements are typically three years, billed annually in advance, and non-cancelable, with payment due within 30 days of the invoice date.

•
Professional Services and Other. We offer our customers and implementation partners assistance in implementing our products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management, and training services. Services are generally billed upfront on a fixed fee basis and to a lesser degree on a time-and-material basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Customers may also purchase professional services at any other time. We generally recognize revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time and materials are incurred.

Our customer agreements generally include both subscriptions to access our products and related professional services. Our agreements generally do not contain any cancellation or refund provisions other than in the event of our default.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting our products and delivery of professional services, and includes the following:
•personnel and related expenses, including stock-based compensation;
•expenses for network-related infrastructure and IT support;
•delivery of contracted professional services and on-going customer support;
•payments to external service providers contracted to perform implementation services;
•depreciation of data centers and amortization of capitalized software costs and developed technology software license rights; and
•content and licensing fees and referral fees.
In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization, and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing professional services are significantly higher, as a percentage of revenue, than the costs associated with providing access to our products due to the labor costs to provide the consulting services.

Operating Expenses
Our operating expenses are as follows:

•
Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation, and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing, and other brand-building activities; and allocated overhead.

During 2018, we completed certain aspects of our strategic transformation plan to position us for long-term growth, resulting in the reallocation of certain resources (“the 2018 Reallocation”). This resulted in the change in responsibilities of certain employees from sales and marketing to research and development to better align the organization with their job functions. We intend to continue to invest in sales and marketing strategically to expand our business both domestically and internationally.

•
Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.

We continue to focus on opportunities that we believe will make our research and development activities more efficient, such as leveraging our single software code base for streamlined product delivery. The 2018 Reallocation shifted certain resources from sales and marketing to research and development to focus on continuously improving our products.

•
General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance, and human resource staff, including salaries, benefits, bonuses, and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead.

•
Restructuring. Restructuring consists of stock-based compensation, payroll-related costs, such as severance, outplacement costs and continuing healthcare coverage, associated with employee terminations.

Other Income (Expense)

•
Interest Income. Interest income consists primarily of interest income from investment securities. We expect interest income to vary depending on the level of our investments in marketable securities, which include corporate bonds, agency bonds, US treasury securities, and commercial paper.

•	Interest Expense. Interest expense consists primarily of interest expense from our convertible notes, accretion of debt discount, and amortization of debt issuance costs.

•
Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates, fair value adjustments to strategic investments, and other non-operating expenses. We expect other income (expense) to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

Income Tax Provision
On a consolidated basis, we have incurred operating losses and have recorded a full valuation allowance against our US, UK, New Zealand, Hong Kong, and Brazil deferred tax assets for all periods to date and, accordingly, have not recorded a benefit for income taxes for any of the periods presented other than a provision for certain foreign and state income taxes. Certain foreign subsidiaries and branches provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.

Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2019	2018	2017
Revenue	$576,523	$537,891	$481,985
Cost of revenue	149,215	144,349	142,867
Gross profit	427,308	393,542	339,118
Operating expenses:
Sales and marketing	227,733	224,635	240,271
Research and development	101,151	76,981	61,975
General and administrative	86,491	90,749	84,589
Restructuring	—	8,946	1,539
Total operating expenses	415,375	401,311	388,374
Income (loss) from operations	11,933	(7,769)	(49,256)
Other income (expense):
Interest income	8,178	7,796	2,951
Interest expense	(21,559)	(28,176)	(14,762)
Other, net	84	(3,098)	1,478
Other expense, net	(13,297)	(23,478)	(10,333)
Loss before income tax provision	(1,364)	(31,247)	(59,589)
Income tax provision	(2,690)	(2,595)	(1,746)
Net loss	$(4,054)	$(33,842)	$(61,335)
The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2019	2018	2017
Revenue	100.0%	100.0%	100.0%
Cost of revenue	25.9%	26.8%	29.6%
Gross profit	74.1%	73.2%	70.4%
Operating expenses:
Sales and marketing	39.5%	41.8%	49.9%
Research and development	17.5%	14.3%	12.9%
General and administrative	15.0%	16.9%	17.6%
Restructuring	—%	1.7%	0.3%
Total operating expenses	72.0%	74.7%	80.7%
Income (loss) from operations	2.1%	(1.5)%	(10.3)%
Other income (expense):
Interest income	1.4%	1.4%	0.6%
Interest expense	(3.7)%	(5.2)%	(3.1)%
Other, net	—%	(0.6)%	0.3%
Other expense, net	(2.3)%	(4.4)%	(2.2)%
Loss before income tax provision	(0.2)%	(5.9)%	(12.5)%
Income tax provision	(0.5)%	(0.5)%	(0.4)%
Net loss	(0.7)%	(6.4)%	(12.9)%

Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions (in thousands, except annual dollar retention rate and number of customers):

	Year Ended December 31,
	2019	2018	2017
Revenue	$576,523	$537,891	$481,985
Subscription revenue	$542,968	$473,052	$396,764
Annual recurring revenue	$575,000	$510,000	$439,000
Free cash flow	$72,847	$49,843	$39,839
Annual dollar retention rate	90.3%	92.8%	93.5%
Number of customers	3,698	3,535	3,250
The following table presents a reconciliation of revenue to constant currency revenue (in thousands, except for revenue growth):

	Year Ended December 31,
	2019	2018	2017
Revenue	$576,523	$537,891	$481,985
Foreign exchange effect on current period revenue using prior year rates	7,077	(5,291)	5,865
Constant currency revenue	$583,600	$532,600	$487,850
Revenue growth	7.2%	11.6%	13.9%
Constant currency revenue growth	8.5%	10.5%	15.3%
Total revenue growth declined to 7% in 2019 from 12% in 2018. Our growth rate can depend on a variety of factors, such as new customers, the size, volume, and complexity of our agreements with our customers, foreign currency movements, our ability to work with our customers to implement and deliver our products, our ability to upsell and renew our existing customers, the success of our alliance and partnership arrangements, and the expansion of our business through emerging markets. The decline in the growth rate of total revenue was driven by our strategic plan to transition away from one-time professional services and recommit our efforts to grow recurring revenue and free cash flows.
The following table sets forth our sources of revenue for each of the periods indicated (in thousands, except for percentages):

	Year Ended December 31,
	2019	2018	2017
Subscription revenue	$542,968	$473,052	$396,764
Percentage of subscription revenue to total revenue	94.2%	87.9%	82.3%
Professional services revenue	$33,555	$64,839	$85,221
Percentage of professional services to total revenue	5.8%	12.1%	17.7%
Total revenue	$576,523	$537,891	$481,985
Subscription revenue increased by $69.9 million, or 15%, in 2019 when compared to 2018. Subscription revenue growth on a constant currency basis increased 16% in 2019 when compared to 2018. The increase was attributable to new business, which includes new customers, upsells, cross-sells, and renewals from existing customers.
Professional services revenue decreased by $31.3 million, or 48%, in 2019 when compared to 2018. The decrease of professional services revenue is attributable to the continued migration of implementation services to our global partners.
Subscription revenue increased by $76.3 million, or 19%, in 2018 when compared to 2017. The increase was attributable to new business, which included new customers, upsells, and renewals from existing customers. Professional services revenue decreased by $20.4 million, or 24%, in 2018 when compared to 2017. The decrease of professional services revenue is attributable to the execution of our strategic initiative to migrate much of our implementation services to our global partners.

Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (in thousands, except for percentages):

	Year Ended December 31,
	2019	2018	2017
Revenue for United States	$375,713	$343,205	$313,729
Percentage of total revenue for United States	65.2%	63.8%	65.1%
Revenue for all other countries	$200,810	$194,686	$168,256
Percentage of total revenue for all other countries	34.8%	36.2%	34.9%
Total revenue	$576,523	$537,891	$481,985
Annual Recurring Revenue
The following table presents a reconciliation of annual recurring revenue to constant currency annual recurring revenue (in thousands, except for annual recurring revenue growth):

	Year Ended December 31,
	2019	2018	2017
Annual recurring revenue	$575,000	$510,000	$439,000
Foreign exchange effect on current period annual recurring revenue using prior year rates	1,274	7,620	n/a
Constant currency annual recurring revenue	$576,274	$517,620	n/a
Annual recurring revenue growth	12.7%	16.2%	n/a
Constant currency annual recurring revenue growth	13.0%	17.9%	n/a
Net Cash Provided By Operating Activities and Free Cash Flow
The following table presents a reconciliation of net cash provided by operating activities to free cash flow (in thousands, except for percentages):

	Year Ended December 31,
	2019	2018	2017
Reconciliation of free cash flow:
Net cash provided by operating activities	$115,549	$90,253	$67,510
Capital expenditures	(18,034)	(14,895)	(7,100)
Capitalized software costs	(24,668)	(25,515)	(20,571)
Free cash flow	$72,847	$49,843	$39,839
Free cash flow margin	12.6%	9.3%	8.3%
Net cash provided by operating activities for the twelve months ended December 31, 2019 was $115.5 million as compared to $90.3 million during the same period in 2018. The increase was primarily due to improved profitability, improved collections, and other working capital changes in 2019 when compared to the same period in 2018.
Free cash flow for the twelve months ended December 31, 2019 was $72.8 million, resulting in a free cash flow margin of 12.6%, as compared to free cash flow of $49.8 million and a free cash flow margin of 9.3% for the same period in 2018. The increase was primarily due to both improved profitability and collections, and is partially offset by cash paid for interest on our convertible notes of $17.4 million in the twelve months ended December 31, 2019. Refer to the section titled “Liquidity and Capital Resources” for additional information on the convertible notes.

Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Cost of revenue	$149,215	$144,349	$142,867
Gross profit	$427,308	$393,542	$339,118
Gross margin	74.1%	73.2%	70.4%
Cost of revenue increased $4.9 million, or 3%, in 2019 as compared to 2018. The increase in cost of revenue was primarily due to $12.1 million in increased personnel expenses, stock-based compensation, and overhead costs, $3.9 million in increased content costs, $3.6 million in increased amortization of acquired intangible assets, and $1.6 million in increased capitalized software amortization. These increased costs were partially offset by $16.4 million in decreased external implementation professional service costs. These costs were incurred to service our existing customers and support our continued growth. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin.
Cost of revenue increased $1.5 million, or 1%, in 2018 as compared to 2017. The increase in cost of revenue was primarily due to $6.0 million in increased capitalized software amortization and $4.5 million in increased content costs. These increased costs were partially offset by $6.6 million in decreased amortization of acquired intangible assets and $2.9 million in external implementation service costs. These costs were incurred to service our existing customers and support our continued growth. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin.
Sales and Marketing

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Sales and marketing	$227,733	$224,635	$240,271
Percent of revenue	39.5%	41.8%	49.9%
Sales and marketing expenses increased $3.1 million, or 1%, in 2019 as compared to 2018. As a percentage of revenue, sales and marketing expense decreased by approximately two percentage points, resulting from the 2018 Reallocation, increased cost efficiency, and leverage realized from changes to our sales commission plans as we continued our efforts to strategically scale our sales teams and improve their productivity.
Sales and marketing expenses decreased $15.6 million, or 7%, in 2018 as compared to 2017. As a percentage of revenue, sales and marketing expense decreased by approximately eight percentage points, primarily resulting from a combination of increased cost efficiency, reduction in headcount as part of our restructuring activities, and leverage realized from changes to our sales commission plans as we continued our efforts to strategically scale our sales teams and improve their productivity.
Research and Development

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Research and development	$101,151	$76,981	$61,975
Percent of revenue	17.5%	14.3%	12.9%
Research and development expenses increased $24.2 million, or 31%, in 2019 as compared to 2018. The increase was principally due to the 2018 Reallocation of headcount from sales and marketing to research and development, as well as investments to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $16.3 million and increased overhead costs of $3.4 million.
Research and development expenses increased $15.0 million, or 24%, in 2018 as compared to 2017. The increase was principally due to the 2018 Reallocation of headcount from sales and marketing to research and development, as well as investments to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $12.1 million.

We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $29.8 million, $31.6 million, and $24.3 million of software development costs and amortized $25.2 million, $23.5 million, and $17.6 million in 2019, 2018, and 2017, respectively.
General and Administrative

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
General and administrative	$86,491	$90,749	$84,589
Percent of revenue	15.0%	16.9%	17.6%
General and administrative expenses decreased $4.3 million, or 5%, in 2019 as compared to 2018. The decrease was primarily due to decreases in overhead expenses and professional and consulting expenses.
General and administrative expenses increased $6.2 million, or 7%, in 2018 as compared to 2017. The increase was primarily due to $4.0 million of increased professional and consulting expenses.
Restructuring

	Year Ended December 31,
	2019	2018	2017
	(dollars in thousands)
Restructuring	$—	$8,946	$1,539
Percent of revenue	—%	1.7%	0.3%
There were no restructuring expenses recorded in 2019. Our aggregate restructuring charges in 2018 and 2017 consisted primarily of stock-based compensation expense of $6.2 million and payroll related costs of $4.3 million.
Other Income (Expense)

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Interest income	$8,178	$7,796	$2,951
Interest expense	(21,559)	(28,176)	(14,762)
Other, net	84	(3,098)	1,478
Other expense, net	$(13,297)	$(23,478)	$(10,333)
Interest income in 2019 increased by $0.4 million due to an increase in interest income earned on investment securities and money market portfolios.
Interest expense in 2019 decreased by $6.6 million due to the payoff of the 1.50% convertible notes due July 1, 2018 with a principal amount of $253.0 million (the “2018 Notes”) in the third quarter of 2018. Refer to the section titled “Liquidity and Capital Resources” for additional information on the convertible notes.
Other, net primarily included foreign exchange gains and losses related to transactions denominated in foreign currencies, as well as foreign exchange gains and losses related to our intercompany loans and certain cash accounts. Foreign exchange gains and losses for the years ended December 31, 2019, 2018, and 2017, were primarily driven by fluctuations in the euro and US dollar in relation to the British pound.
Income Tax Provision

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Income tax provision	$(2,690)	$(2,595)	$(1,746)
For each of the years presented, we have recorded a full valuation allowance against our US, UK, New Zealand, Hong Kong, and Brazil net deferred tax assets. We have not recorded a provision or benefit for income taxes for any of the years presented, other than provisions for certain foreign and state current income taxes. We will continue to evaluate the need for a valuation allowance against our deferred tax assets in the future.

Liquidity and Capital Resources
At December 31, 2019, our principal sources of liquidity were $215.9 million of cash and cash equivalents, investments of $261.8 million, and $131.1 million of accounts receivable, net.
In December 2017, we issued $300.0 million principal amount of 5.75% senior convertible notes due July 1, 2021 (the “2021 Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake and LinkedIn. Holders of the 2021 Notes may convert their 2021 Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. We utilized the proceeds in part to repay the 2018 Notes on July 2, 2018. The 2018 Notes are no longer outstanding. For additional information regarding certain amendments we expect to be made to the 2021 Notes in connection with our anticipated acquisition of Saba, refer to Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
In September 2018, we used approximately $18.2 million of cash in connection with our acquisition of Workpop and in November 2018, we used approximately $22.9 million of cash in connection with our acquisition of Grovo. In connection with the acquisition of Grovo, we recorded a facility financing obligation of $46.1 million associated with the build-to-suit asset recorded on our consolidated balance sheets in 2018; this was de-recognized and accounted for as an operating lease during 2019 due to the adoption of Accounting Standards Update No. 2016-02, “Leases (Topic 842)”. During the fourth quarter of 2019, we invested $8.0 million in Talespin, a developer of enterprise virtual reality training software.
In February 2020, we entered into a definitive agreement to acquire Saba, which acquisition remains subject to customary closing conditions and regulatory reviews. In connection with the anticipated acquisition of Saba, we expect to incur approximately $985.0 million of additional indebtedness as a senior term loan as well as a revolving credit facility to borrow up to an additional $150.0 million to finance a portion of the $1.33 billion cash consideration payable. For additional information regarding our anticipated acquisition of Saba, including the consideration payable and expected debt arrangements, refer to Note 20 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
We intend to use our cash for general corporate purposes, potential future acquisitions or other transactions. Depending on certain growth opportunities, we may choose to accelerate investments in sales and marketing, research and development, technology and services, which may require the use of proceeds for such additional expansion and expenditures. Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next 12 months. Our future capital requirements will depend on many factors, including our rate of revenue growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our products. To the extent that existing cash and cash from operations are insufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2019	2018	2017
Net cash provided by operating activities	$115,549	$90,253	$67,510
Net cash used in investing activities	(97,727)	(20,876)	(36,666)
Net cash provided by (used in) financing activities	14,775	(278,016)	276,852
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $115.5 million in 2019, compared to $90.3 million in 2018. The increase in operating cash flow was primarily due to improved profitability, improved collections, and other working capital changes in 2019 when compared to 2018.

Our primary investing activities have consisted of investments in marketable securities to maximize return on excess cash, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $97.7 million in 2019, compared to $20.9 million in 2018. The net increase in cash used in investing activities was primarily due to the increase in purchases of marketable and non-marketable securities in 2019 as compared to 2018.
Cash provided by financing activities was $14.8 million in 2019, compared to $278.0 million of cash used in financing activities in 2018. The increase in cash provided was primarily due to the repayment of the 2018 Notes in the third quarter of 2018 as well as less stock repurchased in 2019 when compared to 2018.
Share Repurchase Programs
In November 2017, the board of directors authorized a $100.0 million share repurchase program, which was completed as of December 31, 2018 (the “2017 Share Repurchase Program”). In August 2019, the board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”), under which we have repurchased 416,761 shares of common stock at an average price per share of $53.64 as of December 31, 2019. For additional information on the 2019 Share Repurchase Program, refer to Note 10 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Contractual Obligations
Our principal commitments consist of obligations for outstanding debt, leases for our office space, contractual commitments for professional service projects, and third-party consulting firms. The following table summarizes our contractual obligations at December 31, 2019 (in thousands):

		Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term debt obligations including interest	$334,500	$17,250	$317,250	$—	$—
Operating lease obligations	82,895	9,434	47,410	15,226	10,825
Software subscription and other contractual obligations	18,726	12,371	6,355	—	—
	$436,121	$39,055	$371,015	$15,226	$10,825
Off-Balance Sheet Arrangements
As part of our ongoing business, we do not have any relationships with other entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, that have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. We are therefore not exposed to any financing, liquidity, market, or credit risk that could arise if we had engaged in those types of relationships.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K are prepared in accordance with accounting principles generally accepted in the US. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
We believe that the following critical accounting policies involve a greater degree of judgment or complexity than our other accounting policies. Accordingly, these are the policies we believe are the most critical to aid in fully understanding and evaluating our consolidated financial condition and results of operations.

Revenue Recognition
We recognize revenue from contracts with customers based on the five steps below. The application of these steps may require the use of certain estimates and judgments, particularly in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition.

1)	Identification of the contract, or contracts, with a customer

2)	Identification of all performance obligations in the contract

3)	Determination of the transaction price

4)	Allocation of the transaction price to the performance obligations in the contract

5)	Recognition of revenue as we satisfy a performance obligation
We identify enforceable contracts with a customer when the agreement is signed. Contracts may contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, customer demographics, geographic locations, and the number and types of users within our contracts.
Sales Commissions
We defer commissions paid to our sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. We determine separate periods of benefit for commissions related to initial contracts and commissions related to renewal contracts. Commissions for initial contracts are deferred on the consolidated balance sheets and amortized on a straight-line basis over a period of benefit that has been determined to be six years. We consider technology life and other factors in estimating the benefit period. Commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization of deferred commissions is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Stock-based Compensation
We measure and recognize compensation expense for stock-based awards granted to employees and directors using a fair value method, including RSUs and performance-based restricted stock units (“PRSUs”). For RSUs, and PRSUs with service and performance conditions, fair value is based on the closing price of our common stock on the date of grant. For PRSUs with service and market conditions, fair value is estimated using a Monte-Carlo simulation. We recognize compensation expense for PRSUs only if it is probable the performance or market conditions will be met, which is dependent upon our expectations of whether future specified financial targets will be achieved. The likelihood of achievement of these targets is assessed at each balance sheet date. We may prospectively adjust previously recognized compensation expense if current expectations differ from assessments made in previous periods. Compensation expense, net of estimated forfeitures, is recognized over the requisite service period (which is generally the vesting period) on a straight-line basis for awards with only service conditions and using the accelerated attribution method for awards with both performance or market and service conditions. We estimate forfeitures based on our historical experience and regularly review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.
Capitalized Software Costs
We capitalize the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of our products, when the preliminary project stage is completed, management has decided to make the project a part of a future offering and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel and related expenses for employees who are directly associated with internal-use software projects and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades to our products are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over the estimated useful life of the software of typically three years, commencing when the software is ready for its intended use.

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
We assess the fair value of assets acquired and liabilities assumed for an acquisition and allocate the purchase price to the respective net tangible and intangible assets acquired. Determining the fair value of assets acquired and liabilities assumed requires management to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates, and selection of comparable companies.
Income Taxes
We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for valuation allowances, we consider our projected future taxable income and future reversals of existing taxable temporary differences. We have recorded a full valuation allowance to reduce our US, UK, New Zealand, Hong Kong, and Brazil net deferred tax assets to zero, because we have determined that it is not more likely than not that any of our US, UK, New Zealand, Hong Kong, and Brazil net deferred tax assets will be realized based on a history of losses in these jurisdictions. If in the future we determine that we will be able to realize any of our US, UK, New Zealand, Hong Kong, and Brazil net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2 of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We have operations in the US and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, US treasury securities, agency securities, commercial paper, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At December 31, 2019, we had cash and cash equivalents of $215.9 million and investments of $261.8 million, which primarily consisted of corporate bonds, commercial paper, asset-backed securities, money market funds backed by United States Treasury Bills, and other debt securities. The carrying amount of our cash equivalents reasonably approximates fair value due to the short maturities of these instruments.
The primary objectives of our investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. A movement of 100 basis points in interest rates would have an insignificant impact on the fair market value of our portfolio as of December 31, 2019. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
We do not believe our cash equivalents, corporate bonds, US treasury securities, agency securities, and commercial paper have significant risk of default or illiquidity. While we believe these cash investments do not contain excessive risk, we cannot provide assurance that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at financial institutions that are in excess of federally insured limits. We cannot provide assurance that we will not experience losses on these deposits.

Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the US dollar, primarily euros and British pounds. To a lesser extent, we also have revenue denominated in Australian dollars, Brazilian reals, Canadian dollars, Chinese yuan, Hong Kong dollars, Indian rupees, Japanese yen, Mexican pesos, New Zealand dollars, Singapore dollars, South African rand, Swedish kronor, Swiss francs, and other foreign currencies, and operating expenses denominated in Australian dollars, Brazilian reals, Canadian dollars, Hong Kong dollars, Indian rupees, Israeli shekels, Japanese yen, Mexican pesos, New Zealand dollars, Singapore dollars, Swedish kronor, and Swiss francs. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue, and operating expenses denominated in currencies other than the US dollar primarily flow through subsidiaries with functional currencies of the British pound and euro. Our other income (expense) is also impacted by the remeasurement of US dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations or a weakening US dollar can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2019, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $5.4 million.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cornerstone OnDemand, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Changes in Accounting Principles
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019 and the manner in which it accounts for revenues from contracts with customers and sales commissions in 2018.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue - Identifying and Evaluating Complex or Unusual Contract Terms and Conditions That May Impact Revenue Recognition
As described in Notes 2 and 16 to the consolidated financial statements, the Company had $576.5 million of revenue for the year ended December 31, 2019.  The Company’s revenue recognition is determined through the following steps: 1) identification of the contract, or contracts, with a customer; 2) identification of all performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue as the Company satisfies a performance obligation. The application of these steps may require the use of certain estimates and judgments by management, particularly in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition.
The principal considerations for our determination that performing procedures relating to revenue recognition -identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition - is a critical audit matter are there was significant judgment by management in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to whether such complex or unusual contract terms and conditions were appropriately identified and evaluated by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of complex or unusual contract terms and conditions that may impact revenue recognition. These procedures also included, among others, testing the completeness and accuracy of management’s identification and evaluation of complex or unusual contract terms and conditions by examining revenue contracts on a test basis and testing management’s process for identifying and evaluating the contract terms and conditions, including management’s determination of the impact of those contract terms and conditions on revenue recognition.

 /s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 25, 2020

We have served as the Company’s auditor since 2001.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$215,907	$183,596
Short-term investments	201,579	204,732
Accounts receivable, net	131,105	125,300
Deferred commissions, current portion	33,215	25,531
Prepaid expenses and other current assets	30,512	34,940
Total current assets	612,318	574,099
Capitalized software development costs, net	50,023	45,416
Property and equipment, net	36,526	77,254
Operating right-of-use assets	72,944	—
Deferred commissions, net of current portion	74,563	55,450
Long-term investments	60,192	1,250
Intangible assets, net	9,440	13,867
Goodwill	47,453	47,453
Other assets, net	2,642	3,437
Total assets	$966,101	$818,226
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,803	$11,921
Accrued expenses	78,075	70,065
Deferred revenue, current portion	339,522	312,526
Operating lease liabilities, current portion	7,235	—
Other liabilities	11,015	7,645
Total current liabilities	439,650	402,157
Convertible notes, net	293,174	288,967
Deferred revenue, net of current portion	6,945	13,275
Operating lease liabilities, net of current portion	67,195	—
Facility financing obligation	—	46,100
Other liabilities, non-current	655	2,484
Total liabilities	807,619	752,983
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value; 1,000,000 shares authorized, 61,038 and 58,886 shares issued and outstanding at December 31, 2019 and 2018, respectively	6	6
Additional paid-in capital	682,717	585,387
Accumulated deficit	(524,680)	(520,626)
Accumulated other comprehensive income	439	476
Total stockholders’ equity	158,482	65,243
Total liabilities and stockholders’ equity	$966,101	$818,226

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue	$576,523	$537,891	$481,985
Cost of revenue	149,215	144,349	142,867
Gross profit	427,308	393,542	339,118
Operating expenses:
Sales and marketing	227,733	224,635	240,271
Research and development	101,151	76,981	61,975
General and administrative	86,491	90,749	84,589
Restructuring	—	8,946	1,539
Total operating expenses	415,375	401,311	388,374
Income (loss) from operations	11,933	(7,769)	(49,256)
Other income (expense):
Interest income	8,178	7,796	2,951
Interest expense	(21,559)	(28,176)	(14,762)
Other, net	84	(3,098)	1,478
Other expense, net	(13,297)	(23,478)	(10,333)
Loss before income tax provision	(1,364)	(31,247)	(59,589)
Income tax provision	(2,690)	(2,595)	(1,746)
Net loss	$(4,054)	$(33,842)	$(61,335)
Net loss per share, basic and diluted	$(0.07)	$(0.58)	$(1.07)
Weighted average common shares outstanding, basic and diluted	60,086	58,159	57,262

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
Net loss	$(4,054)	$(33,842)	$(61,335)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(441)	(210)	(3,795)
Net change in unrealized gains (losses) on investments	404	469	(434)
Other comprehensive (loss) income, net of tax	(37)	259	(4,229)
Total comprehensive loss	$(4,091)	$(33,583)	$(65,564)

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2016	56,516	$6	$476,230	$(453,719)	$4,446	$26,963
Issuance of common stock upon the exercise of options	414	—	6,777	—	—	6,777
Vesting of restricted stock units	1,035	—	—	—	—	—
Shares issued under employee stock purchase plan	182	—	5,621	—	—	5,621
Repurchases of common stock	(635)	—	(22,599)	—	—	(22,599)
Stock-based compensation	—	—	70,922	—	—	70,922
Net loss	—	—	—	(61,335)	—	(61,335)
Other comprehensive income, net of tax	—	—	—	—	(4,229)	(4,229)
Balance as of December 31, 2017	57,512	$6	$536,951	$(515,054)	$217	$22,120
Issuance of common stock upon the exercise of options	1,474	—	47,816	—	—	47,816
Vesting of restricted stock units	1,370	—	—	—	—	—
Shares issued under employee stock purchase plan	181	—	6,422	—	—	6,422
Repurchase of common stock	(1,651)	—	(77,401)	—	—	(77,401)
Stock-based compensation	—	—	71,599	—	—	71,599
Cumulative effect of accounting change	—	—	—	28,270	—	28,270
Net loss	—	—	—	(33,842)	—	(33,842)
Other comprehensive loss, net of tax	—	—	—	—	259	259
Balance as of December 31, 2018	58,886	$6	$585,387	$(520,626)	$476	$65,243
Issuance of common stock upon the exercise of options	947	—	34,332	—	—	34,332
Vesting of restricted stock units	1,440	—	—	—	—	—
Shares issued under employee stock purchase plan	182	—	8,077	—	—	8,077
Repurchase of common stock	(417)	—	(22,356)	—	—	(22,356)
Stock-based compensation	—	—	77,277	—	—	77,277
Net loss	—	—	—	(4,054)	—	(4,054)
Other comprehensive income, net of tax	—	—	—	—	(37)	(37)
Balance as of December 31, 2019	61,038	$6	$682,717	$(524,680)	$439	$158,482

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities
Net loss	$(4,054)	$(33,842)	$(61,335)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	41,599	35,260	35,377
Accretion of debt discount and amortization of debt issuance costs	4,207	8,929	9,833
(Accretion) amortization of purchased investment premium or discount, net	(957)	(160)	1,135
Net foreign currency and other gain	(629)	(440)	(2,461)
Stock-based compensation expense	72,430	66,557	65,924
Write-off of capitalized software	—	—	1,339
Deferred income taxes	61	123	52
Changes in operating assets and liabilities:
Accounts receivable	(5,554)	27,199	(14,317)
Deferred commissions	(27,241)	(15,316)	(5,249)
Prepaid expenses and other assets	12,834	(11,443)	(2,704)
Accounts payable	(8,759)	(5,496)	(6,820)
Accrued expenses	8,428	9,291	8,530
Deferred revenue	19,635	10,803	35,829
Other liabilities	3,549	(1,212)	2,377
Net cash provided by operating activities	115,549	90,253	67,510
Cash flows from investing activities
Purchases of marketable investments	(282,426)	(125,109)	(321,913)
Purchases of non-marketable investments	(9,000)	—	(1,500)
Maturities of investments	236,401	185,733	314,418
Capital expenditures	(18,034)	(14,895)	(7,100)
Capitalized software costs	(24,668)	(25,515)	(20,571)
Cash paid for acquisitions, net of cash acquired	—	(41,090)	—
Net cash used in investing activities	(97,727)	(20,876)	(36,666)
Cash flows from financing activities
Payments of debt issuance costs and proceeds from convertible notes	—	(152)	285,077
Repayment of debt	—	(253,000)	—
Proceeds from employee stock plans	42,600	54,402	12,509
Repurchases of common stock	(22,356)	(79,266)	(20,734)
Payment of tax withholdings for employee stock plans	(5,469)	—	—
Net cash provided by (used in) financing activities	14,775	(278,016)	276,852
Effect of exchange rate changes on cash and cash equivalents	(286)	(1,341)	2,580
Net increase (decrease) in cash and cash equivalents	32,311	(209,980)	310,276
Cash and cash equivalents at beginning of period	183,596	393,576	83,300
Cash and cash equivalents at end of period	$215,907	$183,596	$393,576
Supplemental cash flow data
Cash paid for interest	$17,356	$13,628	$3,841
Cash paid for income taxes	1,704	1,859	2,243
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$1,276	$47,070	$3,467
Capitalized assets financed by accounts payable and accrued expenses	490	1,566	1,829
Capitalized stock-based compensation	4,847	5,042	4,998

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION
Company Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.
The Company is a leading global provider of people development solutions, delivered as software-as-a-service (“SaaS”). The Company helps organizations around the globe recruit, train, and manage their employees. The Company’s solution combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Its focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success.
The Company works with customers across all geographies, vertical markets, and market segments. Its Recruiting, Learning, Performance, and HR administration solutions help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting reviews, competency management, and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service, and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the solution for talent mobility, engagement, and development so that HR and leadership can focus on strategic initiatives to help their organizations succeed.
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to the Company’s founder and chief executive officer, who is the Company’s chief operating decision maker.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America (“GAAP”), and include the accounts of Cornerstone OnDemand, Inc. and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated in consolidation. Certain prior period balances have been reclassified to conform to the current year presentation.
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
On an ongoing basis, management evaluates its estimates, including but not limited to those related to: (i) the realization of tax assets and estimates of tax liabilities and reserves, (ii) the recognition and disclosure of contingent liabilities, (iii) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (iv) fair values of investments in marketable securities and strategic investments carried at fair value, (v) the fair values of acquired assets and assumed liabilities in business combinations, (vi) the useful lives of property and equipment, capitalized software, and intangible assets, (vii) impairment of long-lived assets, (viii) the period of amortization of the commission payments to record to expense and (ix) determination of the number of shares that are probable of vesting for performance-based restricted stock unit awards (“PRSUs”). These estimates are based on historical data and experience, future expectations, and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.

Revision of Prior Period Financial Statements
During the preparation of the financial statements for the three months ended September 30, 2019, the Company identified a misstatement in previously issued financial statements. The misstatement related to an error in the measurement of the cumulative effect of the accounting change related to the Company’s January 1, 2018 adoption of Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09” or “Topic 606”) and impacted the January 1, 2018 opening accumulated deficit balance and the related opening balances of deferred commissions assets and accrued expenses. The Company determined that the error was not material to any previously issued financial statements. The Company has revised the December 31, 2018 consolidated balance sheet and the statements of changes in stockholders’ equity for all periods after January 1, 2018 to correct the misstatement as follows (in thousands):

	December 31, 2018
	As Previously Reported	Adjustment	As Revised
Deferred commissions, current portion	$24,467	$1,064	$25,531
Total current assets	573,035	1,064	574,099
Deferred commissions, net of current portion	45,444	10,006	55,450
Total assets	807,156	11,070	818,226

Accrued expenses	68,331	1,734	70,065
Total current liabilities	400,423	1,734	402,157
Accumulated deficit	(529,962)	9,336	(520,626)
Total stockholders’ equity	55,907	9,336	65,243
Total liabilities and stockholders’ equity	807,156	11,070	818,226

Business Combinations
The results of operations of entities acquired in a business combination are included in the Company’s consolidated financial statements from the date of the acquisition. The Company determines the estimated fair value of assets acquired and liabilities assumed for an acquisition and allocates the purchase price to its respective net tangible and intangible assets on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
Revenue Recognition
Effective January 1, 2018, the Company adopted the guidance under Topic 606 using a modified retrospective approach. The Company derives its revenue from the following sources:
Subscriptions to the Company’s products and other offerings on a recurring basis
Customers pay subscription fees for access to the Company’s enterprise people development solution, other products, and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. The Company generally recognizes revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the customer. Subscription agreements are typically three years, billed annually in advance, and non-cancelable, with payment due within 30 days of the invoice date.
Professional services and other
The Company offers its customers and implementation partners assistance in implementing its products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management and training services. Services are generally billed up-front on a fixed fee basis and to a lesser degree on a time-and-material basis. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Customers may also purchase professional services at any other time. The Company generally recognizes revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date, relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time-and-materials are incurred. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the customer and are accounted for as revenue in the period in which the cost is incurred.

The Company recognizes revenue from contracts with customers based on the five steps below. The application of these steps may require the use of certain estimates and judgments, particularly in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition.

1)	Identification of the contract, or contracts, with a customer

2)	Identification of all performance obligations in the contract

3)	Determination of the transaction price

4)	Allocation of the transaction price to the performance obligations in the contract

5)	Recognition of revenue as the Company satisfies a performance obligation
The Company identifies enforceable contracts with a customer when the agreement is signed. Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the products sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts.
For arrangements in which the Company resells third-party e-learning training content to customers, revenue is recognized at the gross amount invoiced to customers as (i) the Company is primarily responsible for hosting the content on the Company’s solution for the term of the agreement, (ii) the Company controls the content before access is provided to the customer, and (iii) the Company typically has discretion to establish the price charged.
Deferred Revenue
The Company records amounts that have been invoiced to its customers in accounts receivable and deferred revenue. The Company records revenue once the revenue recognition criteria described above have been met. Deferred revenue that will be recognized during the succeeding twelve-month period from the respective balance sheet date is recorded as current deferred revenue and the remaining portion is recorded as non-current.
Sales Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. Separate periods of benefit are determined for commissions related to initial contracts and commissions related to renewal contracts. Commissions for initial contracts are deferred on the consolidated balance sheets and amortized on a straight-line basis over a six year benefit period. The Company takes into consideration technology and other factors in estimating the benefit period. Commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting the Company’s products and delivery of professional services, and includes the following:

•	personnel and related expenses, including stock-based compensation;

•	expenses for network-related infrastructure and IT support;

•	delivery of contracted professional services and ongoing customer support staff;

•	payments to external service providers contracted to perform implementation services;

•	depreciation of data centers and amortization of capitalized software costs, developed technology software license rights, content and licensing fees, and referral fees.
In addition, the Company allocates a portion of overhead, such as rent, IT costs, depreciation and amortization, and employee benefits costs, to cost of revenue based on headcount. Costs associated with providing professional services are recognized as incurred when the services are performed. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the customer and are accounted for as cost of revenue in the period in which the cost is incurred. Cost of revenue also includes fees paid to third-party content providers.

Research and Development
Research and development expenses consist primarily of personnel and related expenses for the Company’s research and development staff, including salaries, benefits, bonuses, and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development expenses are expensed as incurred except for certain software development costs which are capitalized when the following criteria are met: the preliminary project stage is completed, management has decided to make the project a part of its future offering and the software will be used to perform the function intended incurred.
Advertising
Advertising expenses for 2019, 2018, and 2017 were $10.8 million, $7.1 million, and $9.0 million, respectively, and are expensed as incurred and recorded within sales and marketing in the accompanying consolidated statements of operations.
Stock-Based Compensation
The Company measures and recognizes compensation expense for stock-based awards granted to employees and directors using a fair value method, including restricted stock units (“RSUs”), PRSUs, stock options, and purchases under the 2010 Employee Stock Purchase Plan (“ESPP”).
For RSUs, and PRSUs with service and performance conditions, fair value is based on the closing price of the Company’s common stock on the date of grant. For PRSUs with service and market conditions, fair value is estimated using a Monte-Carlo simulation. The Company recognizes compensation expense for PRSUs only if it is probable the performance or market conditions will be met, which is dependent upon its expectations of whether future specified financial targets will be achieved. The likelihood of achievement of these targets is assessed at each balance sheet date. Previously recognized compensation expense may be prospectively adjusted if current expectations differ from assessments made in previous periods. Compensation expense, net of estimated forfeitures, is recognized over the requisite service period (which is generally the vesting period) on a straight-line basis for awards with only service conditions and using the accelerated attribution method for awards with both performance or market and service conditions. The Company estimates forfeitures based on its historical experience and regularly reviews the estimated forfeiture rate and makes changes as factors affecting the forfeiture rate calculations and assumptions change.
For stock options and ESPP, fair value is estimated using the Black-Scholes option pricing model. The risk-free interest rate is based on the US Treasury yield in effect during the period the award was granted. The expected term for stock options is determined using a simplified approach in which the expected term of an option is presumed to be the mid-point between the vesting date and the expiration date of the option. The expected term for ESPP approximates the term of the offering period. The computation of the expected volatility assumption is based on the historical volatility of the Company’s common stock. The dividend yield is assumed to be zero as the Company has not paid and does not expect to pay dividends for the foreseeable future. Compensation expense is recognized on a straight-line basis over the requisite service period.
Due to the full valuation allowance provided on its net deferred tax assets, the Company has not recorded any significant tax benefit attributable to stock-based compensation expense as of December 31, 2019, 2018, and 2017.
Capitalized Software Costs
The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of its products, when the preliminary project stage is completed, management has decided to make the project a part of its future offering and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel, and related expenses for employees who are directly associated with internal-use software projects, and, when material, interest costs incurred during the development. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades to the products are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over an estimated useful life of the software, which is typically three years, commencing when the software is ready for its intended use. The Company does not transfer ownership of or lease its software to its customers.

Income Taxes
The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using tax rates expected to be in effect during the years in which the bases differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and future reversals of existing taxable differences. The Company has recorded a full valuation allowance to reduce its US, UK, New Zealand, Hong Kong, and Brazil net deferred tax assets to zero, as it has determined that it is not more likely than not that any of these net deferred tax assets will be realized based on a history of losses in these jurisdictions.
The Company has assessed its income tax positions and recorded tax benefits for all years subject to examination, based upon its evaluation of the facts, circumstances, and information available at each period end. For those tax positions where the Company has determined there is a greater than 50% likelihood that a tax benefit will be sustained, the Company has recorded the largest amount of tax benefit that may potentially be realized upon ultimate settlement with a taxing authority that has full knowledge of all relevant information. For those income tax positions where it is determined there is less than 50% likelihood that a tax benefit will be sustained, no tax benefit has been recognized.
Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents.
Investments in Marketable Securities
The cost of marketable securities is determined based on historical cost through the specific identification method and any realized or unrealized gains or losses on investments are reflected as a component of other income (expense). In addition, the Company classifies marketable securities as current or non-current based upon the maturity dates of the securities.
Strategic Investments
The Company invests in equity securities of various privately-held companies. When the fair value of an investment is not readily determinable, the Company accounts for the investment using the measurement alternative, which is defined as cost, plus or minus changes resulting from observable price changes. If the Company has significant influence or a controlling financial interest over the entity, the investment is accounted for using the equity method. Under the equity method, the Company records its proportionate share of the equity method investee’s income or loss, net of the effects of any basis differences, to other income (expense) on a one-quarter lag in the accompanying consolidated statements of operations. These investments are included in long-term investments on the consolidated balance sheets. Strategic investments are subject to periodic impairment reviews; impairment losses are recorded in other income (expense) in the accompanying consolidated statements of operations.
Allowance for Doubtful Accounts
The Company bases its allowance for doubtful accounts on its historical collection experience and a review in each period of the status of the then-outstanding accounts receivable.
A reconciliation of the beginning and ending amount of allowance for doubtful accounts is as follows (in thousands):

	2019	2018	2017
Beginning balance, January 1	$2,429	$7,478	$3,532
Additions and adjustments	1,074	1,691	7,680
Write-offs	(2,128)	(6,740)	(3,734)
Ending balance, December 31	$1,375	$2,429	$7,478

The Company recognized bad debt expense of $0.5 million, $0.8 million, and $1.4 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Property and Equipment
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally two years to seven years (refer to Note 7).
Leasehold improvements are depreciated on a straight-line basis over their estimated useful lives or the term of the lease. Repair and maintenance costs are charged to expense as incurred, while renewals and improvements are capitalized.

Impairment of Long-lived Assets
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
Goodwill
Goodwill is not amortized; it is tested for impairment annually, and more frequently upon the occurrence of certain events. The Company performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Convertible Notes
In June 2013, the Company issued 1.50% convertible notes due July 1, 2018 with a principal amount of $253.0 million (the “2018 Notes”). The 2018 Notes were paid on July 2, 2018 and are no longer outstanding. In December 2017, the Company issued 5.75% senior convertible notes due July 1, 2021 with a principal amount of $300.0 million (the “2021 Notes”). In accounting for the 2018 Notes at issuance, the Company separated the 2018 Notes into debt and equity components pursuant to the accounting standards for convertible debt instruments that may be fully or partially settled in cash upon conversion. The fair value of the debt component was estimated using an interest rate, with terms similar to the 2018 Notes, excluding the conversion feature. The carrying amount of the liability component was calculated by measuring the fair value of similar liabilities that do not have an associated convertible feature. The excess of the principal amount of the 2018 Notes over the fair value of the debt component was recorded as a debt discount and a corresponding increase in additional paid-in capital. The debt discount is accreted to interest expense over the term of the 2018 Notes using the interest method. The equity component of the 2018 Notes recorded to additional paid-in capital is not to be remeasured as long as it continues to meet the conditions for equity classification. The 2021 Notes were recorded based on the fair value of the proceeds, net of discounts and issuance costs, and will be accreted to face value over the term of the 2021 Notes.
Fair Value of Financial Instruments
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:

•	Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that management has the ability to access at the measurement date.

•	Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.

•	Level 3 – Unobservable inputs.
Observable inputs are based on market data obtained from independent sources.

Concentration of Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and accounts receivable. The Company’s deposits exceed federally insured limits. The Company performs ongoing credit evaluations of its customers.
For the years ended December 31, 2019, 2018, and 2017, no single customer comprised more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2019 or 2018.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into US dollars at the rates of exchange in effect at the date of the transaction. Unrealized transaction losses were approximately $(1.2) million, $(0.4) million, and $(3.1) million for the years ended December 31, 2019, 2018, and 2017, respectively, and are included in other, net within other income (expense), in the accompanying consolidated statements of operations.
The Company has entities in various countries. For entities where the local currency is different than the functional currency, the local currency financial statements have been remeasured from the local currency into the functional currency using the current exchange rate for monetary accounts and historical exchange rates for non-monetary accounts, with exchange differences on remeasurement included in other income (expense). To the extent that the functional currency of the Company’s subsidiaries is different than the US dollar, the financial statements have then been translated into US dollars using period-end exchanges rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income in the consolidated balance sheets.
Leases
The Company has various non-cancelable arrangements to lease office and dedicated data center facility space. These arrangements include services and other incremental costs to maintain or operate the space and do not contain any significant residual value guarantees, significant variable payments, or restrictive covenants.
The Company determines at contract inception whether the arrangement 1) contains a lease based on its ability to control a physically distinct asset for more than 12 months, and 2) should be classified as an operating or finance lease. For both its office and data center facility leases, the Company combines all components of the lease including related services as a single component.
Operating leases are reflected as operating right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets. Operating ROU assets represent the Company’s right to use the underlying asset for the lease term. Operating lease liabilities represent the Company’s obligation to make payments arising from the lease. The operating ROU asset also includes any lease payments made and excludes lease incentives. The liabilities are measured at the commencement date based on the present value of lease payments over the lease term utilizing an estimated incremental borrowing rate. Lease payments are typically discounted at an estimated incremental borrowing rate as the interest rate implicit in the lease cannot be readily determined in the absence of key inputs which are typically not reported by our lessors. Judgment was used to estimate the incremental borrowing rate associated with these leases based on relevant market data and Company inputs applied to accepted valuation methodologies.
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
Recently Adopted Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02” and “ASU 2018-11”). The ASU requires lessees to record most leases on their balance sheets but recognize the expense on their statements of operations in a manner similar to accounting rules previously in effect. ASU 2016-02 states that a lessee would recognize a lease liability for the obligation to make lease payments and a ROU asset for the right to use the underlying asset for the lease term.

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
The Company adopted the requirements of ASU 2016-02 utilizing the modified retrospective method of transition to identified leases as of January 1, 2019 (the “effective date”). The adoption of the standard had a material impact to the Company’s consolidated balance sheets. There was no impact upon adoption to the consolidated statements of operations or cash flows. The impact of the adoption was due to:

•
The recognition of additional operating lease liabilities of $82.5 million and corresponding operating ROU assets of $80.5 million. These represent the operating leases existing as of the effective date which have a lease term of greater than 12 months. The operating ROU assets were recorded net of a $2.0 million reclassification of other accrued liabilities and prepaid expenses representing previously deferred or prepaid rent and lease incentives.

•
The de-recognition of previously recorded facility financing obligations of $46.1 million and related plant, property, and equipment assets of $46.1 million from a build-to-suit lease arrangement for which construction was complete and the Company was leasing the constructed asset but previously did not qualify for sale accounting. The lease for this facility was treated as an operating lease upon the adoption of ASU 2016-02 and was included in the operating lease liabilities and ROU assets recorded on adoption.

Accounting Pronouncements Pending Adoption
In June 2016, the FASB issued Accounting Standards Update No. 2016-13, “Financial Instruments - Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”). The ASU requires recognition of an estimate of lifetime expected credit losses as an allowance. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of January 1, 2020, the effective date, to align the Company’s credit loss methodology with the new standard. The Company does not expect the adoption of this standard to have a significant impact on the consolidated financial statements.
In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) - Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” (“ASU 2018-15”). The ASU aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company is currently evaluating the impact of the adoption of ASU 2018-15 on its consolidated financial statements in order to adopt the new standard in the first quarter of 2020.
In December 2019, the FASB issued Accounting Standards Update No. 2019-12, “Simplifying the Accounting for Income Taxes” (“ASU 2019-12”), which enhances and simplifies various aspects of income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021, although early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.
3.    BUSINESS COMBINATIONS
The following business combinations have been accounted for as acquisitions in accordance with ASC 805, Business Combinations. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from these transactions is primarily attributable to the ability to expand the Company’s product portfolio. Acquisition related transaction costs are not included as a component of consideration transferred but are accounted for as an expense in the period in which the costs are incurred and have been included in general and administrative expenses in the consolidated statement of operations.
Workpop Inc.
On September 10, 2018, the Company completed the acquisition of Workpop Inc. (“Workpop”), a privately-held company. Workpop is a robust web and mobile solution for candidates and hiring managers in service-based industries. In connection with the merger, the Company paid cash consideration of approximately $18.2 million. Acquisition-related transaction costs were $0.5 million.
The Company had a $0.5 million cost basis investment in Workpop prior to the acquisition. As part of the acquisition of Workpop, the Company recognized an immaterial loss, which was included in general and administrative expenses in the consolidated statements of operations.

The Company’s allocation of the total purchase price consideration as of September 10, 2018 is summarized below (in thousands):

Fair Value
Cash and cash equivalents	$115
Other assets	68
Intangible assets - developed technology	7,500
Goodwill	10,525
Total purchase price	$18,208

The intangible assets related to developed technology are amortized on a straight-line basis over three years.
Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company’s financial results.
Grovo Learning, Inc.
On November 9, 2018, the Company completed the acquisition of Grovo Learning, Inc. (“Grovo”), a privately-held company. Grovo helps learning and development teams engage employees and drive their business forward by delivering an evolving library of customizable Microlearning® content. The Company acquired Grovo to expand its Cornerstone Content Anytime subscription offerings which are accessed through the Cornerstone Learning suite. In connection with the acquisition, the Company paid cash consideration of $22.9 million. Acquisition-related transaction costs were $0.6 million.
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

The Company acquired a property lease, including related leasehold improvements, and was deemed to be the owner of the entire project for accounting purposes. In connection with the Company’s accounting for this transaction, the Company capitalized $51.1 million as a build-to-suit property within property and equipment, net, and recognized a corresponding facility financing lease obligation for approximately $46.1 million. However, due to the adoption of ASU 2016-02 as of January 1, 2019, the build-to-suit property, exclusive of leasehold improvements of $5.0 million, and related facility financing obligation were de-recognized and accounted for as an operating lease (refer to Notes 2 and 14 for additional information).
The intangible assets related to the content library and developed technology are amortized on a straight-line basis over six and three years, respectively.
Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s financial results.

4.	NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2019	2018	2017
Net loss	$(4,054)	$(33,842)	$(61,335)
Weighted-average shares of common stock outstanding	60,086	58,159	57,262
Net loss per share — basic and diluted	$(0.07)	$(0.58)	$(1.07)

The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. The following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2019	2018	2017
Options to purchase common stock, restricted stock units and performance-based restricted stock units	8,359	9,869	10,143
Shares issuable pursuant to employee stock purchase plan	94	97	114
Convertible notes	7,143	7,143	11,825
Common stock warrants	—	936	4,682
Total shares excluded from net loss per share	15,596	18,045	26,764

5.     INVESTMENTS
Investments in Marketable Securities
The Company’s investments in available-for-sale marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity sufficient to meet cash flow requirements.
 The following is a summary of investments, including those that meet the definition of a cash equivalent, as of December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current assets:
Cash	$67,818	$—	$—	$67,818
Cash equivalents:
Money market funds	126,075	—	—	126,075
Corporate bonds	1,000	—	—	1,000
Agency bonds	6,485	1	—	6,486
Commercial paper	9,609	—	(1)	9,608
Certificates of deposit	171	—	—	171
US treasury securities	4,749	—	—	4,749
Total cash equivalents	148,089	1	(1)	148,089
Total cash and cash equivalents	215,907	1	(1)	215,907
Short-term investments:
Corporate bonds	103,130	110	(7)	103,233
Agency bonds	3,966	2	—	3,968
US treasury securities	50,703	62	(1)	50,764
Commercial paper	23,827	1	—	23,828
Certificates of deposit	3,936	2	(1)	3,937
Asset-backed securities	15,837	12	—	15,849
Total short-term investments	201,399	189	(9)	201,579
Long-term investments:
Corporate bonds	19,407	12	(4)	19,415
US treasury securities	19,300	25	—	19,325
Asset-backed securities	11,693	10	(1)	11,702
Strategic investments	9,750	—	—	9,750
Total long-term investments	$60,150	$47	$(5)	$60,192

The following is a summary of investments, including those that meet the definition of a cash equivalent, as of December 31, 2018 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Current assets:
Cash	$54,275	$—	$—	$54,275
Cash equivalents:
Money market funds	129,321	—	—	129,321
Total cash equivalents	129,321	—	—	129,321
Total cash and cash equivalents	183,596	—	—	183,596
Short-term investments:
Corporate bonds	58,115	—	(82)	58,033
US treasury securities	138,826	—	(100)	138,726
Commercial paper	7,973	—	—	7,973
Total short-term investments	204,914	—	(182)	204,732
Long-term investments:
Strategic investments	1,250	—	—	1,250
Total long-term investments	$1,250	$—	$—	$1,250

As of December 31, 2019, the Company’s investment in corporate bonds and US treasury securities had a weighted-average maturity date of approximately five months. Unrealized gains and losses on investments were not significant individually or in aggregate, and the Company does not believe the unrealized losses represent other-than-temporary impairments as of December 31, 2019.
Strategic Investments
In December 2019, the Company made a minority investment in a privately-held company, Talespin, Inc., for $8.0 million, representing approximately 13% equity ownership. The investment is accounted for using the equity method of accounting due to the Company’s ability to exercise significant influence.
The Company’s non-marketable investments are composed of the following (in thousands):

	December 31,
	2019	2018
Accounted for at cost, adjusted for observable price changes	$1,750	$1,250
Accounted for using the equity method	8,000	—
Total non-marketable investments	$9,750	$1,250

6.    INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets, which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets (in thousands):

		December 31, 2019			December 31, 2018
	Weighted Average Useful Life (years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.1	$39,984	$(34,268)	$5,716	$39,984	$(30,817)	$9,167
Content library	5.5	4,700	(976)	3,724	4,700	—	4,700
Total		$44,684	$(35,244)	$9,440	$44,684	$(30,817)	$13,867

Total amortization expense from finite-lived intangible assets was $4.4 million, $0.8 million, and $7.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. The amortization expense recognized was related to developed technology and was recorded in cost of revenue.

The following table presents the Company’s estimate of remaining amortization expense for finite-lived intangible assets that existed as of December 31, 2019 (in thousands):

2020	$4,188
2021	3,236
2022	855
2023	855
2024	306
Estimated remaining amortization expense	$9,440

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. There were no impairment charges related to identifiable intangible assets in the years ended December 31, 2019, 2018, and 2017.
Goodwill
The carrying amount of goodwill as of December 31, 2019 was $47.5 million. There were no additions to goodwill during the year ended December 31, 2019. Based on the results of the annual impairment test, no impairment of goodwill existed at December 31, 2019 or 2018.

7.	OTHER BALANCE SHEET AMOUNTS
The components of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2019	2018
Computer equipment and software	3 – 5 years	$57,474	$52,055
Furniture and fixtures	7 years	6,096	4,367
Leasehold improvements	2 – 6 years	22,800	9,987
Renovation in progress	n/a	8	1,984
Build-to-suit property	25 years	—	51,058
Total property and equipment, gross		86,378	119,451
Less: accumulated depreciation and amortization		(49,852)	(42,197)
Total property and equipment, net		$36,526	$77,254

Depreciation expense for the years ended December 31, 2019, 2018, and 2017 was $11.8 million, $10.2 million, and $10.3 million, respectively.
Accrued Expenses
The balance of accrued expenses is as follows (in thousands):

	December 31,
	2019	2018
Accrued compensation	$33,626	$31,799
Accrued commissions	18,834	15,590
Other accrued expenses	16,990	14,051
Accrued interest	8,625	8,625
Total accrued expenses	$78,075	$70,065

Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. During the years ended December 31, 2019, 2018, and 2017, the Company recognized $36.3 million, $37.9 million, and $38.1 million in commissions expense to sales and marketing expense, respectively.

Capitalized Software Development Costs
During the years ended December 31, 2019, 2018, and 2017, the Company capitalized $29.8 million, $31.6 million, and $24.3 million, respectively, of software development costs to the consolidated balance sheets. During the years ended December 31, 2019, 2018, and 2017, the Company amortized $25.2 million, $23.5 million, and $17.6 million to cost of revenue, respectively.

8.	FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets and liabilities measured at fair value on a recurring basis included the following (in thousands):

	December 31, 2019				December 31, 2018
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$148,089	$148,089	$—	$—	$129,321	$129,321	$—	$—
Certificate of deposit	3,937	3,937	—	—	—	—	—	—
Corporate bonds	122,648	—	122,648	—	58,033	—	58,033	—
Agency bonds	3,968	—	3,968	—	—	—	—	—
US treasury securities	70,089	—	70,089	—	138,726	—	138,726	—
Commercial paper	23,828	—	23,828	—	7,973	—	7,973	—
Asset-backed securities	27,551	—	27,551	—	—	—	—	—
	$400,110	$152,026	$248,084	$—	$334,053	$129,321	$204,732	$—

At December 31, 2019 and 2018, cash equivalents of $148.1 million and $129.3 million, respectively, consisted of money market funds with original maturity dates of three months or less backed by US Treasury bills, as well as corporate bonds, agency bonds, commercial paper, certificates of deposit, and US treasury securities.
As of December 31, 2019, agency bonds, asset-backed securities, corporate bonds, US treasury securities, and commercial paper were classified within Level 2 of the fair value hierarchy. The bonds were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2019, no adjustments were made to such pricing information.
Convertible Notes
The Company’s 2021 Notes, described below, are presented in the accompanying consolidated balance sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s 2021 Notes as of December 31, 2019 was $452 million. The fair value of the 2021 Notes, which are classified as Level 2 financial instruments, was estimated on the basis of the current equity value implicit in the instrument.

9.	DEBT AND OTHER FINANCING ARRANGEMENTS
2021 Senior Convertible Notes
In 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “2021 Notes”) for a purchase price equal to 98% of the principal amount. The Company received net proceeds of $284.9 million, net of a discount of $6.0 million and issuance costs of $9.1 million. The debt discount is being accreted to interest expense over the term of the 2021 Notes using the interest method. The issuance costs were deferred and are being amortized to interest expense over the same term.
The 2021 Notes are governed by an Indenture, dated December 8, 2017 between the Company and US Bank National Association, as trustee (the “2017 Indenture”). The 2021 Notes mature on July 1, 2021, unless earlier repurchased or converted. Interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2018.
The 2021 Notes are convertible at an initial conversion rate of 23.8095 shares of the Company’s common stock per $1,000 principal amount of the 2021 Notes, which represents an initial conversion price of $42.00 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate, and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock, and a liquidation of the Company. Upon conversion, the Company will deliver the applicable number of the Company’s common stock and cash in lieu of any fractional shares. Holders of the 2021 Notes may convert their 2021 Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date.

The holders of the 2021 Notes may require the Company to repurchase all or a portion of their 2021 Notes at a cash repurchase price equal to 100% of the principal amount of the 2021 Notes being repurchased, plus the remaining scheduled interest through and including the maturity date, upon a fundamental change and events of default, including non-payment of interest or principal and other obligations under the 2017 Indenture.
The net carrying amounts of the liability components of the 2021 Notes consist of the following (in thousands):

	December 31, 2019	December 31, 2018
Principal amount	$300,000	$300,000
Unamortized debt discount	(2,691)	(4,348)
Net carrying amount before unamortized debt issuance costs	297,309	295,652
Unamortized debt issuance costs	(4,135)	(6,685)
Net carrying value	$293,174	$288,967

The effective interest rate of the liability component is 6.4% for the 2021 Notes.
The following table presents the interest expense recognized related to the 2018 Notes and the 2021 Notes (in thousands):

	Year Ended December 31,
	2019	2018	2017
Contractual interest expense	$17,250	$19,147	$4,897
Amortization of debt issuance costs	2,550	3,086	1,472
Accretion of debt discount	1,657	5,843	8,360
Total	$21,457	$28,076	$14,729

10.	STOCKHOLDERS’ EQUITY
Capitalization
As of December 31, 2019, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. No shares of preferred stock were issued or outstanding at December 31, 2019 and 2018.
Share Repurchase Programs
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock. The 2019 Share Repurchase Program is set to terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. At January 1, 2020, shares representing $127.6 million remained available for repurchase under the 2019 Share Repurchase Program.
The following is a summary of activity under all of the Company’s repurchase programs (in thousands):

Period	2019	2018	2017
Total shares repurchased	417	1,651	635
Total cost of repurchased shares[1]	$22,356	$77,401	$22,599

[1]	52,551 shares were repurchased and settled in the fourth quarter of 2017. Cash of $1.9 million owed for these shares was not paid until the first quarter of 2018.

11.    STOCK-BASED AWARDS
1999 and 2009 Plans
In November 1999, the Company adopted the 1999 Stock Plan (“1999 Plan”) as amended. In January 2009, the Company adopted the 2009 Plan (“2009 Plan”) as amended. Stock options granted under the 1999 and 2009 Plans may be incentive stock options or non-statutory stock options. At December 31, 2019, no new shares are issuable under the 1999 and 2009 Plans.

2010 Plan
In March 2011, the Company adopted the 2010 Stock Plan (“2010 Plan”) and ceased granting awards under the 1999 and 2009 Plans. The 1999 and 2009 Plans continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan. The maximum number of shares of common stock to be added to the 2010 Plan from the 1999 and 2009 Plans is 5,614,369. The 2010 Plan was amended and restated in 2019. The amended and restated 2010 Plan removed the provision which allowed for an annual increase of shares available for issuance on the first day of each fiscal year beginning with 2012 and ending with 2019, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors determined.
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
The 2010 Plan permits the grant of incentive stock options to employees and the grant of non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units, and performance shares to the Company’s employees, directors, and consultants.
Under the 2010 Plan, 5,492,602 shares remained available for issuance at December 31, 2019.
Stock Options
Stock options vest upon achievement of service conditions. The exercise price of stock options granted under the 2010 Plan must equal at least the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years. The fair value of each option grant is estimated on the date of grant using a Black-Scholes option pricing model.
Stock option activity is summarized as follows (in thousands, except per share and term information):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding, December 31, 2018	3,828	$32.41	4.1	$70,436
Granted	—	—
Exercised	(947)	36.21
Forfeited	(30)	49.43
Outstanding, December 31, 2019	2,851	$30.97	3.1	78,580

Exercisable at December 31, 2019	2,844	$30.97	3.1	$78,453
Vested and expected to vest at December 31, 2019	2,849	$30.97	3.1	$78,575

[1]	Based on the Company’s closing stock price of $58.55 on December 31, 2019 and $50.43 on December 31, 2018.

The total intrinsic value of options exercised during the years ended December 31, 2019, 2018, and 2017 was $20.4 million, $25.8 million, and $9.2 million, respectively. The total fair value of stock options vested during the years ended December 31, 2019, 2018, and 2017 was $0.7 million, $5.5 million, and $15.4 million, respectively.
Unrecognized compensation expense relating to stock options was $0.1 million at December 31, 2019 which is expected to be recognized over a weighted-average period of 0.3 years.
There were no stock options granted for the years ended December 31, 2019, 2018, and 2017.

Restricted Stock Units
RSU activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2018	4,117	$41.94
Granted	1,589	55.69
Forfeited	(510)	45.72
Vested	(1,440)	40.61
Unvested shares at December 31, 2019	3,756	$47.76

The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2019, 2018, and 2017 was $55.69, $46.17, and $37.99, respectively. The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2019, 2018, and 2017 was $58.4 million, $49.9 million, and $37.2 million, respectively.
Unrecognized compensation expense related to unvested RSUs was $127.2 million at December 31, 2019, which is expected to be recognized over a weighted-average period of 2.6 years.
Performance-Based Restricted Stock Units
PRSU activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2018	1,924	$40.81
Granted	390	56.74
Forfeited	(562)	41.29
Vested	—	—
Unvested shares at December 31, 2019[1]	1,752	$44.21

[1]	Assumes maximum achievement of the specified financial targets.

The weighted-average grant date fair value of PRSUs granted during the years ended December 31, 2019, 2018, and 2017 was $56.74, $40.53, and $41.73, respectively.
Unrecognized compensation expense related to unvested PRSUs was $16.9 million at December 31, 2019, which is expected to be recognized over a weighted-average period of 1.7 years.
Employee Stock Purchase Plan
Under the Company’s 2010 ESPP, eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted semi-annually for six month offering periods each June and December. Under the ESPP, 3,846,143 shares remained available for issuance at December 31, 2019. During the year ended December 31, 2019, approximately 181,648 shares were purchased under the ESPP at a weighted-average price of $44.47 per share, resulting in cash proceeds of $8.1 million.
The fair value of stock purchase rights granted under the ESPP was estimated using a Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2019	2018	2017
Dividend yield	None	None	None
Expected volatility	25.2% - 34.4%	30.0% - 37.9%	25.6% - 37.9%
Risk-free interest rate	1.6% - 2.5%	1.5% - 2.5%	0.6% - 1.5%
Expected term (in years)	0.5	0.5	0.5
Grant date fair value per share	$12.33 - $13.07	$9.19 - $12.33	$8.28 - $9.73

Stock-Based Compensation
The following tables show stock-based compensation expense by award type and where the expense was recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2019	2018	2017
Options	$608	$4,839	$13,946
RSUs	66,880	53,164	44,149
PRSUs	7,468	5,512	11,229
ESPP	2,321	1,857	1,598
Restructuring	—	6,227	—
Less: capitalized stock-based compensation	(4,847)	(5,042)	(4,998)
Total	$72,430	$66,557	$65,924

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$6,282	$4,218	$4,904
Sales and marketing	27,780	24,440	28,521
Research and development	16,003	11,800	9,630
General and administrative	22,365	19,872	22,869
Restructuring	—	6,227	—
Total	$72,430	$66,557	$65,924

12.	INCOME TAXES
The components of the Company’s loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$3,188	$(21,174)	$(32,853)
Foreign	(4,552)	(10,073)	(26,736)
Loss before provision for income taxes	$(1,364)	$(31,247)	$(59,589)

The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current income tax provision:
Federal	$—	$—	$—
State	225	204	114
Foreign	2,467	2,514	1,580
Total current income tax provision	2,692	2,718	1,694
Deferred income tax benefit:
Federal	$—	—	$—
State	—	—	—
Foreign	(2)	(123)	52
Total deferred income tax benefit	(2)	(123)	52
Total income tax provision	$2,690	$2,595	$1,746

On a consolidated basis, the Company has incurred operating losses and has recorded a full valuation allowance against its US, UK, New Zealand, Hong Kong, and Brazil deferred tax assets for all periods to date and, accordingly, has not recorded a provision (benefit) for income taxes for any of the periods presented other than a provision (benefit) for certain foreign and state income taxes. Certain foreign subsidiaries and branches of the Company provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.

The differences in the total provision for income taxes that would result from applying the 21% federal statutory rate beginning in 2018 and 34% federal statutory rate in 2017 to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
US Federal tax benefit at statutory rates	$(286)	$(6,562)	$(20,260)
State income taxes, net of federal tax benefit	240	(248)	(806)
Foreign rate differential	2,883	2,764	5,220
Stock based compensation	(1,261)	3,029	3,182
Other permanent differences	479	280	(494)
Deferred adjustments / US rate change	(442)	1,430	7,811
Other	(190)	130	262
Valuation allowance	1,267	1,772	6,831
Total income tax provision	$2,690	$2,595	$1,746

Major components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Accrued expenses	$2,427	$2,353
Long-lived intangible assets and fixed assets - basis difference	25,178	22,947
Net operating loss carryforwards	81,575	82,017
Stock-based compensation	15,398	15,172
Operating lease liabilities	17,281	—
Deferred revenue	3,258	2,861
Other	5,100	4,557
Total deferred tax assets	150,217	129,907
Valuation allowance	(116,915)	(117,058)
Deferred tax assets, net of valuation allowance	33,302	12,849
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(14,502)	(10,831)
Operating right-of-use assets	(16,960)	—
Other	(795)	(976)
Total deferred tax liabilities	(32,257)	(11,807)
Net deferred tax assets	$1,045	$1,042

At December 31, 2019, the Company had federal, state, and foreign net operating losses of approximately $256.8 million, $275.5 million, and $89.7 million, respectively. The federal net operating loss carryforward will begin expiring in 2022, the state net operating loss carryforward will begin expiring in 2020, and the foreign net operating loss has an unlimited carryforward period. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382. The Company has determined that none of its net operating losses will expire because of the annual limitation.

The Company has recorded a full valuation allowance against its otherwise recognizable US, UK, New Zealand, Hong Kong, and Brazil deferred income tax assets as of December 31, 2019. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. The net (decrease) increase to the valuation allowance of $(0.1) million, $(1.5) million, and $6.8 million for the years ended December 31, 2019, 2018, and 2017, respectively, was primarily due to additional net operating losses generated by the Company.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $5.3 million and $3.1 million at December 31, 2019 and December 31, 2018, respectively. Any future distribution of these non-US earnings may subject the Company to state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $0.1 million and $0.1 million at December 31, 2019 and 2018, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at January 1	$1,402	$1,271	$276
Increases for tax positions related to the current year	—	131	995
Decreases for tax positions related to the current year	(1,402)	—	—
Balance at December 31	$—	$1,402	$1,271

The provision for uncertain tax positions relates to business in territories outside of the US.
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations, or liquidity.
The Company is subject to US federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the UK. Federal income tax returns of the Company are subject to IRS examination for the 2016 through 2019 tax years. State income tax returns are subject to examination for the 2015 through 2019 tax years.
Currently, an audit is occurring in the United Kingdom for the year ended December 31, 2017. There are no ongoing audits in any other significant foreign tax jurisdictions.

13.	COMMITMENTS AND CONTINGENCIES
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2019 and December 31, 2018 was $8.3 million and $7.7 million, respectively.
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
Litigation
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. The Company has determined that it does not have any liabilities that are reasonably possibly related to any legal proceedings or claims that would individually or in the aggregate materially adversely affect its financial condition or operating results.
Taxes
From time to time, various federal, state, and other jurisdictional tax authorities undertake review of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for possible exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to its consolidated financial statements.

14.	LEASES
The Company has various non-cancelable operating leases for its offices and its data centers. These arrangements have remaining lease terms ranging from 1 year to 12 years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term from 1 year to 5 years or more.
The components of lease cost related to the Company’s operating leases were as follows (in thousands):

Year Ended December 31,
2019
Operating lease cost	$15,209
Sublease income	(3,744)
Net lease cost	$11,465

Supplemental cash flow information related to leases was as follows (in thousands):

Year Ended December 31,
2019
Cash paid for operating leases	$19,524
Right-of-use assets obtained in exchange for lease obligations	86,120

Supplemental balance sheet information related to the Company’s operating leases was as follows (in thousands, except lease term and discount rate):

December 31
2019
Operating lease right-of-use assets	$72,944
Operating lease liabilities (current and non-current)	$74,430
Weighted-average remaining lease term	6 years
Weighted-average incremental borrowing rate	3.3%

Maturities of the Company’s operating lease liabilities at December 31, 2019 were as follows (in thousands):

2020	$9,434
2021	16,054
2022	15,680
2023	15,676
2024	7,937
Thereafter	18,114
Total lease payments	82,895
Less: Imputed interest [1]	(8,465)
Present value of operating lease liabilities	$74,430
[1] Calculated using the incremental borrowing rate for each lease.

As previously disclosed in the Company’s 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum lease payments for the Company’s operating leases at December 31, 2018, on an undiscounted basis, were as follows (in thousands):

Operating Leases
2019	$11,576
2020	14,162
2021	14,277
2022	14,823
2023	14,710
Thereafter	17,961
Total minimum lease payments	$87,509

15. DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
The Company recognized $311.8 million and $301.9 million of revenue during the twelve months ended December 31, 2019 and 2018, respectively, that was included in the deferred revenue balances as of December 31, 2018 and January 1, 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2019, approximately $962.4 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 2% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancelable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
16.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the chief operating decision maker. The Company presents its entity-wide information in the tables below.
The following table sets forth the Company’s sources of revenue (dollars in thousands):

	Year Ended December 31,
	2019	2018	2017
Subscription revenue	$542,968	$473,052	$396,764
Professional services revenue	33,555	64,839	85,221
Total revenue	$576,523	$537,891	$481,985

Revenue by geographic region, which is generally based on the address of the Company’s customers as defined in their master subscription agreements, is set forth below (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$375,713	$343,205	$313,729
All other countries	200,810	194,686	168,256
Total revenue	$576,523	$537,891	$481,985

Property and equipment by region is set forth below (in thousands):

	December 31,
	2019	2018
United States	$26,479	$69,550
United Kingdom	4,287	3,558
All other countries	5,760	4,146
Total property and equipment, net	$36,526	$77,254

17.	401(K) SAVINGS PLAN
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
The Company incurred approximately $2.2 million, $2.0 million, and $2.0 million of matching contribution expenses related to the Plan during the years ended December 31, 2019, 2018, and 2017, respectively.

18.	RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the US and internationally by increasing the impact of the non-profit sector through the utilization of people development technology including the Company’s products. The Company’s founder and chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the years ended December 31, 2019, 2018, and 2017, the Company provided at no charge certain resources to the Foundation, with approximate values of $3.5 million, $3.7 million, and $3.4 million, respectively.

19.	SELECTED QUARTERLY DATA (UNAUDITED)
The following figures from our unaudited quarterly consolidated statements of operations have been prepared on a basis consistent with the Company’s audited annual consolidated financial statements and include, in the opinion of management, all normal recurring adjustments necessary for the fair presentation of the financial information contained in these statements.

	Quarter Ended
	(in thousands, except per share data)
	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Revenue	$133,113	$132,517	$134,014	$138,247	$140,117	$141,860	$144,952	$149,594
Gross profit	96,093	96,152	97,843	103,454	106,422	101,673	107,785	111,428
(Loss) income from operations	(8,846)	(3,095)	1,574	2,598	1,231	(3,594)	3,713	10,583
Net (loss) income	$(16,216)	$(12,007)	$(2,447)	$(3,173)	$(3,464)	$(8,805)	$(1,217)	$9,432
Net (loss) income per share, basic	$(0.28)	$(0.21)	$(0.04)	$(0.05)	$(0.06)	$(0.15)	$(0.02)	$0.16
Net (loss) income per share, diluted	$(0.28)	$(0.21)	$(0.04)	$(0.05)	$(0.06)	$(0.15)	$(0.02)	$0.15

20.	SUBSEQUENT EVENTS
On February 24, 2020, the Company entered into a definitive agreement to acquire Saba Software, Inc. (“Saba”) for an aggregate purchase price of approximately $1.395 billion, consisting of $1.33 billion in cash, subject to certain adjustments, and 1,110,352 shares of common stock of the Company. The acquisition is expected to close in the second quarter of 2020 and is subject to customary closing conditions, including regulatory approval.
In connection with the acquisition, on February 24, 2020, the Company obtained a debt commitment letter with Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Island Branch, Bank of America, N.A., Deutsche Bank AG New York Branch and Jefferies Finance LLC (the “Banks”), whereby the Banks have committed to provide $985.0 million of a senior secured first lien term loan B facility. The Banks have also agreed to provide a senior secured first lien revolving credit facility in an aggregate amount of up to $150.0 million.
Additionally, the Company entered into an amendment of its investment agreement (the “Amendment”) with certain affiliates of Silver Lake Group, L.L.C. (“Silver Lake”) relating to the 2021 Notes. In the Amendment, Silver Lake agreed to support, and consent to, an amendment to the indenture governing the 2021 Notes to permit the incurrence of certain indebtedness to finance the acquisition of Saba, in exchange for and conditioned on, among other things, extending the maturity of the 2021 Notes to March 2023 and a $3.0 million consent fee to be paid by the Company to Silver Lake. In connection with the foregoing, the Company expects to conduct a consent solicitation in respect of the 2021 Notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), refers to controls and procedures that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that such information is accumulated and communicated to a company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
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
Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this assessment, our management has concluded that our internal control over financial reporting was effective as of December 31, 2019.
The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 11.	Executive Compensation
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 is not deemed “filed” as part of this Annual Report on Form 10-K.

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
The documents listed in the Exhibit Index immediately below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case indicted therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35098	3.2	June 20, 2018
4.1	Indenture between the Registrant and US Bank National Association, dated as of June 17, 2013.	8-K	001-35098	4.1	June 17, 2013
4.2	Indenture, dated as of December 8, 2017, by and between the Registrant and US Bank National Association, as trustee (including the form of 5.75% Convertible Senior Notes Due 2021).	8-K	001-35098	4.1	December 8, 2017
4.3	Description of the Registrant's Securities.
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 1999 Stock Plan, including the form of stock option agreement, as amended.	S-1	333-169621	10.2	September 29, 2010
10.3*	The Registrant’s 2009 Equity Incentive Plan, including forms of stock option agreements.	S-1	333-169621	10.3	September 29, 2010
10.3A*	Form of Restricted Stock Unit Award Agreement under 2009 Equity Incentive Plan.	S-1/A	333-169621	10.3A	December 17, 2010
10.4*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option agreement.	8-K	001-35098	10.1	June 14, 2019
10.5*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.6*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.7*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.8*	Employment Agreement between the Registrant and Brian L. Swartz, dated as of May 1, 2016.	10-Q	001-35098	10.1	August 5, 2016
10.9*	Amended and Restated Employment Agreement between the Registrant and David J. Carter, dated as of November 8, 2010.	S-1/A	333-169621	10.9	November 9, 2010

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.10A*	2016 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 6, 2016
10.10B*	2017 Sales Commission Plan between the Registrant and David J. Carter.	10-Q	001-35098	10.1	May 5, 2017
10.11*	Transition Agreement between the Registrant and David J. Carter, dated as of February 27, 2018.	10-K	001-35098	10.11	February 27, 2018
10.12*	Amended and Restated Unlimited Term Employment Contract between the Registrant and Vincent Belliveau.	S-1/A	333-169621	10.10	February 11, 2011
10.13A*	2014 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	August 7, 2014
10.13B*	2015 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 8, 2015
10.13C*	2016 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 6, 2016
10.13D*	2017 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.2	May 5, 2017
10.13E*	2018 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-Q	001-35098	10.4	August 7, 2018
10.13F*	2019 Sales Commission Plan between the Registrant and Vincent Belliveau.	10-K	001-35098	10.13F	February 26, 2019
10.14*	Employment Agreement between the Registrant and Jeffrey Lautenbach, dated November 28, 2017.	10-K	001-35098	10.14	February 27, 2018
10.15*	Employment Agreement between the Registrant and Adrianna Burrows, dated February 13, 2018.	10-Q	001-35098	10.1	May 8, 2018
10.16*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers.	10-Q	001-35098	10.4	August 7, 2013
10.17*	Transition Agreement between the Registrant and Kirsten Helvey, dated as of February 27, 2018.	10-K	001-35098	10.16	February 27, 2018
10.18*	Employment Agreement between the Registrant and Heidi Spirgi, dated May 8, 2019.	10-Q	001-35098	10.1	August 5, 2019
10.19*	Description of 2017 Executive Bonus Plan.	8-K	001-35098	n/a	March 9, 2017
10.20*	Description of 2018 Executive Bonus Plan.	8-K	001-35098	n/a	March 2, 2018
10.21*	Description of 2019 Executive Bonus Plan.	10-Q	001-35098	10.1	May 7, 2019
10.22	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.23	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.24	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011.	10-K	001-35098	10.16	March 6, 2012
10.25	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012.	10-Q	001-35098	10.1	May 9, 2013
10.26	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013.	10-Q	001-35098	10.2	May 9, 2013
10.27	Third Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 22, 2014.	10-Q	001-35098	10.1	August 7, 2018
10.28	Fourth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of December 16, 2014.	10-Q	001-35098	10.2	August 7, 2018

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.29	Fifth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 26, 2018.	10-Q	001-35098	10.3	August 7, 2018
10.30	Investment Agreement, dated as of November 8, 2017, by and between, inter alia, the Registrant and Silver Lake Credit Partners, L.P., as amended.	10-K	001-35098	10.24	February 27, 2018
21.1	List of subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (contained in the signature page to this Annual Report).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	InlineXBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.

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
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Adam L. Miller	Chief Executive Officer and Director (principal executive officer)	February 25, 2020
Adam L. Miller

/s/ Brian L. Swartz	Chief Financial Officer (principal financial officer)	February 25, 2020
Brian L. Swartz

/s/ Trish Coughlin	Chief Accounting Officer (principal accounting officer)	February 25, 2020
Trish Coughlin

/s/ Elisa Steele	Chair of the Board of Directors	February 25, 2020
Elisa Steele

/s/ Dean Carter	Director	February 25, 2020
Dean Carter

/s/ Robert Cavanaugh	Director	February 25, 2020
Robert Cavanaugh

Signature	Title	Date

/s/ Richard Haddrill	Director	February 25, 2020
Richard Haddrill

/s/ Joseph Osnoss	Director	February 25, 2020
Joseph Osnoss

/s/ Marcus Ryu	Director	February 25, 2020
Marcus Ryu

/s/ Kristina Salen	Director	February 25, 2020
Kristina Salen

/s/ Steffan Tomlinson	Director	February 25, 2020
Steffan Tomlinson