Form 10-Q
period 2020-03-31
Cornerstone OnDemand Inc
filed 2020-05-11
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    Yes  ☐    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 7, 2020, the registrant had 63,831,865 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.Condensed Consolidated Financial Statements
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$456,154	$215,907
Short-term investments	—	201,579
Accounts receivable, net	94,200	131,105
Deferred commissions, current portion	33,470	33,215
Prepaid expenses and other current assets	33,789	30,512
Total current assets	617,613	612,318
Capitalized software development costs, net	50,169	50,023
Property and equipment, net	33,581	36,526
Operating right-of-use assets	70,908	72,944
Deferred commissions, net of current portion	70,919	74,563
Long-term investments	9,715	60,192
Intangible assets, net	18,251	9,440
Goodwill	56,282	47,453
Other assets	3,947	2,642
Total assets	$931,385	$966,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,511	$3,803
Accrued expenses	59,247	78,075
Deferred revenue, current portion	300,068	339,522
Operating lease liabilities, current portion	8,769	7,235
Other liabilities	10,511	11,015
Total current liabilities	383,106	439,650
Convertible notes, net	294,264	293,174
Deferred revenue, net of current portion	6,850	6,945
Operating lease liabilities, net of current portion	64,252	67,195
Other liabilities, non-current	1,655	655
Total liabilities	750,127	807,619
Commitments and contingencies (Note 12)
Stockholders’ equity:
Common stock, $0.0001 par value	6	6
Additional paid-in capital	716,158	682,717
Accumulated deficit	(538,455)	(524,680)
Accumulated other comprehensive income	3,549	439
Total stockholders’ equity	181,258	158,482
Total liabilities and stockholders’ equity	$931,385	$966,101

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenue	$150,136	$140,117
Cost of revenue	41,924	33,695
Gross profit	108,212	106,422
Operating expenses:
Sales and marketing	55,330	54,505
Research and development	24,085	27,746
General and administrative	24,725	22,940
Acquisition-related costs	6,811	—
Total operating expenses	110,951	105,191
(Loss) income from operations	(2,739)	1,231
Other income (expense):
Interest income	1,728	1,990
Interest expense	(5,501)	(5,366)
Other, net	(7,092)	(597)
Other expense, net	(10,865)	(3,973)
Loss before income tax provision	(13,604)	(2,742)
Income tax provision	(171)	(722)
Net loss	$(13,775)	$(3,464)
Net loss per share, basic and diluted	$(0.22)	$(0.06)
Weighted average common shares outstanding, basic and diluted	61,631	59,141

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(13,775)	$(3,464)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	3,333	169
Net change in unrealized (losses) gains on investments	(223)	172
Other comprehensive income, net of tax	3,110	341
Total comprehensive loss	$(10,665)	$(3,123)

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2019	61,038	$6	$682,717	$(524,680)	$439	$158,482
Issuance of common stock upon the exercise of options	699	—	8,081	—	—	8,081
Vesting of restricted stock units	775	—	—	—	—	—
Stock-based compensation	—	—	25,360	—	—	25,360
Net loss	—	—	—	(13,775)	—	(13,775)
Other comprehensive income, net of tax	—	—	—	—	3,110	3,110
Balance as of March 31, 2020	62,512	$6	$716,158	$(538,455)	$3,549	$181,258

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2018	58,886	$6	$585,387	$(520,626)	$476	$65,243
Issuance of common stock upon the exercise of options	129	—	4,984	—	—	4,984
Vesting of restricted stock units	392	—	—	—	—	—
Stock-based compensation	—	—	17,797	—	—	17,797
Net loss	—	—	—	(3,464)	—	(3,464)
Other comprehensive income, net of tax	—	—	—	—	341	341
Balance as of March 31, 2019	59,407	$6	$608,168	$(524,090)	$817	$84,901

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities
Net loss	$(13,775)	$(3,464)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,964	10,858
Accretion of debt discount and amortization of debt issuance costs	1,090	1,027
Amortization (accretion) of purchased investment premium or discount, net	41	(216)
Net foreign currency and other loss	5,585	294
Stock-based compensation expense	23,170	17,045
Changes in operating assets and liabilities:
Accounts receivable	35,516	32,955
Deferred commissions	582	(4,274)
Prepaid expenses and other assets	(6,550)	3,641
Accounts payable	523	(2,781)
Accrued expenses	(18,079)	(23,287)
Deferred revenue	(35,557)	(23,959)
Other liabilities	1,478	(545)
Net cash provided by operating activities	5,988	7,294
Cash flows from investing activities
Purchases of marketable investments	(20,419)	—
Maturities and sales of investments	272,173	170,679
Capital expenditures	(971)	(4,243)
Capitalized software costs	(7,389)	(7,399)
Cash paid for acquisition, net of cash acquired	(18,639)	—
Net cash provided by investing activities	224,755	159,037
Cash flows from financing activities
Proceeds from employee stock plans	10,130	6,840
Net cash provided by financing activities	10,130	6,840
Effect of exchange rate changes on cash and cash equivalents	(626)	248
Net increase in cash and cash equivalents	240,247	173,419
Cash and cash equivalents at beginning of period	215,907	183,596
Cash and cash equivalents at end of period	$456,154	$357,015
Supplemental cash flow data
Cash paid for interest	$8,625	$8,685
Cash paid for income taxes	955	390
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$485
Capitalized assets financed by accounts payable and accrued expenses	176	1,789
Capitalized stock-based compensation	2,190	752

See accompanying notes.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Company Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) is a leading global provider of people development solutions, delivered as software-as-a-service (“SaaS”). The Company helps organizations around the globe recruit, train, and manage their employees. The Company’s solution combines the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Its focus on continuous learning and development helps organizations empower employees to realize their potential and drive success. On April 22, 2020, the Company acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions.
The Company works with customers across all geographies, vertical markets, and market segments. Its Learning, Performance, Recruiting, and HR administration solutions help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting reviews, competency management, and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service, and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the solution for talent mobility, engagement, and development so that HR and leadership can focus on strategic initiatives to help their organizations succeed.
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregated and consolidated basis to the Company’s founder and chief executive officer, who is the Company’s chief operating decision maker.
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
Results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, for any other interim period, or for any other future year.

Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted the requirements of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using a modified retrospective method of adoption. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2020 presented under ASU 2016-13, while prior period amounts and disclosures were not adjusted and continue to be reported under the accounting standards in effect for the prior period. ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology, referred to as current expected credit loss (“CECL”), for financial instruments, including accounts receivables. The cumulative effect of adopting ASU 2016-13 did not have a material impact on the Company's accumulated deficit as of January 1, 2020. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, consideration of current and anticipated future economic conditions, and other relevant data. As of March 31, 2020 the allowance for credit losses increased by $0.5 million using the CECL methodology.
On January 1, 2020, the Company adopted Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), using a prospective method of adoption. ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The adoption did not have a material impact on the Company’s condensed consolidated financial statements for the three months ended March 31, 2020.
Accounting Pronouncements Pending Adoption
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which enhances and simplifies various aspects of income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021, although early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 25, 2020.
2. BUSINESS COMBINATIONS
On January 24, 2020, the Company purchased all of the outstanding shares of Clustree SAS (“Clustree”), a developer of a skills engine and skills ontology. The Company paid cash consideration of approximately $18.6 million. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from this transaction is primarily attributable to the ability to enhance the Company's product portfolio. Acquisition-related costs of $0.3 million were expensed as incurred during the three months ended March 31, 2020 and were recorded within acquisition-related costs in the condensed consolidated statement of operations. The final allocation of purchase consideration to certain assets and liabilities, primarily related to taxes and assumed liabilities, remains in process as the Company continues to evaluate certain estimates and assumptions during the measurement period (up to one year from the acquisition date).
The Company's preliminary allocation of the total purchase consideration as of January 24, 2020 is summarized below (in thousands):

Fair Value
Tangible assets	$1,275
Intangible assets - developed technology	9,800
Intangible assets - customer relationships	800
Goodwill	8,875
Deferred tax liabilities	(1,020)
Accounts payable and accrued expenses	(755)
Deferred revenue	(336)
Net assets acquired	$18,639

The intangible assets related to developed technology and customer relationships are amortized on a straight-line basis over three years to cost of revenue and two years to sales and marketing expense, respectively.
Pro forma results of operations have not been presented as the impact of the acquisition is not material to the Company’s financial results.
3. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net loss	$(13,775)	$(3,464)
Net loss per share, basic and diluted	$(0.22)	$(0.06)
Weighted-average shares of common stock outstanding, basic and diluted	61,631	59,141
The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. The following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Options to purchase common stock, restricted stock units, and performance-based restricted stock units	7,240	10,029
Shares issuable pursuant to employee stock purchase plan	173	96
Convertible notes	7,143	7,143
Total shares excluded from net loss per share	14,556	17,268

4. CASH AND INVESTMENTS
The Company’s investments in marketable and non-marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
The following is a summary of cash and marketable investments, including those that meet the definition of a cash equivalent, as of March 31, 2020 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$450,658	$—	$—	$450,658
Cash equivalents:
Money market funds	2,496	—	—	2,496
Commercial paper	3,000	—	—	3,000
Total cash equivalents	5,496	—	—	5,496
Total cash and cash equivalents	$456,154	$—	$—	$456,154

The following is a summary of cash and marketable investments, including those that meet the definition of a cash equivalent, as of December 31, 2019 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$67,818	$—	$—	$67,818
Cash equivalents:
Money market funds	126,075	—	—	126,075
Corporate bonds	1,000	—	—	1,000
Agency bonds	6,485	1	—	6,486
Commercial paper	9,609	—	(1)	9,608
Certificates of deposit	171	—	—	171
US treasury securities	4,749	—	—	4,749
Total cash equivalents	148,089	1	(1)	148,089
Total cash and cash equivalents	$215,907	$1	$(1)	$215,907
Short-term investments:
Corporate bonds	$103,130	$110	$(7)	$103,233
Agency bonds	3,966	2	—	3,968
US treasury securities	50,703	62	(1)	50,764
Commercial paper	23,827	1	—	23,828
Certificates of deposit	3,936	2	(1)	3,937
Asset-backed securities	15,837	12	—	15,849
Total short-term investments	$201,399	$189	$(9)	$201,579
Long-term marketable investments:
Corporate bonds	$19,407	$12	$(4)	$19,415
US treasury securities	19,300	25	—	19,325
Asset-backed securities	11,693	10	(1)	11,702
Total long-term marketable investments	$50,400	$47	$(5)	$50,442
During the three months ended March 31, 2020, the Company recognized a $1.9 million realized loss on the sale of available-for-sale securities. Realized gains and losses for sales of investments during the three months ended March 31, 2019 were not significant.
As of March 31, 2020, the Company’s remaining investments in commercial paper had a weighted-average maturity date of less than one month. Unrealized gains and losses on investments were not significant individually or in aggregate as of March 31, 2020 and December 31, 2019.
The Company’s long-term investments are composed of the following (in thousands):

	March 31,	December 31,
	2020	2019
Long-term marketable investments	$—	$50,442
Non-marketable investments	9,715	9,750
Total long-term investments	$9,715	$60,192
The Company’s non-marketable investments are composed of the following (in thousands):

	March 31,	December 31,
	2020	2019
Accounted for at cost, adjusted for observable price changes	$1,750	$1,750
Accounted for using the equity method	7,965	8,000
Total non-marketable investments	$9,715	$9,750

5. INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets (in thousands):

		March 31, 2020			December 31, 2019
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.0	$19,749	$(5,730)	$14,019	$39,984	$(34,268)	$5,716
Content library	5.5	4,700	(1,189)	3,511	4,700	(976)	3,724
Customer relationships	2.0	800	(79)	721	—	—	—
Total		$25,249	$(6,998)	$18,251	$44,684	$(35,244)	$9,440
During the first quarter of 2020, the gross carrying amount and accumulated amortization of fully amortized intangible assets were written off. Amortization of customer relationships is recorded in sales and marketing expense in the accompanying condensed consolidated statements of operations; amortization for all other finite-lived intangibles is recorded in cost of revenue. Total amortization expense was $1.7 million and $1.3 million for the three months ended March 31, 2020 and 2019, respectively.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of March 31, 2020 (in thousands):

2020 - remaining period	$5,877
2021	6,884
2022	4,129
2023	1,055
2024	306
Estimated remaining amortization expense	$18,251
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company does not believe there were any negative qualitative factors impacting the recoverability of the carrying values as of March 31, 2020. There were no impairment charges related to identifiable intangible assets for the three months ended March 31, 2020 and 2019.
Goodwill
The following table presents the carrying amount of goodwill (in thousands):

Balance as of December 31, 2019	$47,453
Goodwill resulting from acquisition	8,875
Effect of foreign currency translation	(46)
Balance as of March 31, 2020	$56,282

6. OTHER BALANCE SHEET AMOUNTS
Property and Equipment, net
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	March 31,	December 31,
		2020	2019
Computer equipment and software	3 – 5 years	$57,139	$57,482
Furniture and fixtures	7 years	6,075	6,096
Leasehold improvements	2 – 6 years	22,775	22,800
Total property and equipment		85,989	86,378
Less: accumulated depreciation and amortization		(52,408)	(49,852)
Total property and equipment, net		$33,581	$36,526
Depreciation expense for the three months ended March 31, 2020 and 2019 was $3.1 million and $2.7 million, respectively.
Accrued Expenses
The balance of accrued expenses is as follows (in thousands):

	March 31,	December 31,
	2020	2019
Accrued compensation	$26,025	$33,626
Accrued commissions	7,670	18,834
Accrued interest	4,313	8,625
Other accrued expenses	21,239	16,990
Total accrued expenses	$59,247	$78,075
Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. These deferred commissions are then amortized over the related benefit period. For the three months ended March 31, 2020 and 2019, the Company recognized $9.1 million and $8.7 million, in commissions expense, respectively, which was recorded in sales and marketing expense.
7. FAIR VALUE OF FINANCIAL INSTRUMENTS
Fair value represents the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal, or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. Observable inputs are based on market data obtained from independent sources. The fair value hierarchy is based on the following three levels of inputs, of which the first two are considered observable and the last one is considered unobservable:
•Level 1 – Quoted prices (unadjusted) in active markets for identical assets or liabilities that management has the ability to access at the measurement date.
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs.

Assets and liabilities measured at fair value on a recurring basis included the following (in thousands):

	March 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$5,496	$5,496	$—	$—	$148,089	$148,089	$—	$—
Corporate bonds	—	—	—	—	122,648	—	122,648	—
Agency bonds	—	—	—	—	3,968	—	3,968	—
US treasury securities	—	—	—	—	70,089	—	70,089	—
Commercial paper	—	—	—	—	23,828	—	23,828	—
Certificate of deposit	—	—	—	—	3,937	3,937	—	—
Asset-backed securities	—	—	—	—	27,551	—	27,551	—
Total	$5,496	$5,496	$—	$—	$400,110	$152,026	$248,084	$—
At March 31, 2020 cash equivalents of $5.5 million consisted of money market funds and commercial paper with original maturities of three months or less on the date of purchase. At December 31, 2019, cash equivalents of $148.1 million consisted of money market funds with original maturity dates of three months or less backed by US Treasury bills, as well as corporate bonds, agency bonds, commercial paper, certificates of deposit, and US treasury securities.
As of March 31, 2020, all investments were classified within Level 1 of the fair value hierarchy. At December 31, 2019, agency bonds, asset-backed securities, corporate bonds, US treasury securities, and commercial paper were classified within Level 2 of the fair value hierarchy. The instruments were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of March 31, 2020 and December 31, 2019, no adjustments were made to such pricing information.
Convertible Notes
The Company’s Convertible Notes, described below, are presented in the accompanying condensed consolidated balance sheets at their original issuance value, net of unamortized discount and debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s Convertible Notes as of March 31, 2020 was $353.7 million. The fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was estimated on the basis of the current equity value implicit in the instrument.
8. DEBT
Convertible Notes
In 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount. The Company received net proceeds of $284.9 million, net of a discount of $6.0 million and issuance costs of $9.1 million. The debt discount is being accreted to interest expense over the term of the Convertible Notes using the interest method. The issuance costs were deferred and are being amortized to interest expense over the same term.
The Convertible Notes are governed by an Indenture, dated December 8, 2017 between the Company and US Bank National Association, as trustee (the “2017 Indenture”). The Convertible Notes originally matured on July 1, 2021, unless earlier repurchased or converted. Interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2018.
The Convertible Notes are convertible at an initial conversion rate of 23.8095 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of $42.00 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate, and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock, and a liquidation of the Company. Upon conversion, the Company will deliver the applicable number of the Company’s common stock and cash in lieu of any fractional shares. Holders of the Convertible Notes may convert their Convertible Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date.
The holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the notes being repurchased, plus the remaining scheduled interest through and including the maturity date, upon a fundamental change and events of default, including non-payment of interest or principal and other obligations under the 2017 Indenture.

On April 20, 2020, the Company entered into the First Supplemental Indenture to the 2017 Indenture with US Bank National Association, as trustee (the “Supplemental Indenture”). Upon the completion of the acquisition of Saba on April 22, 2020, the Supplemental Indenture became effective, which amended the 2017 Indenture to permit the Company to incur additional indebtedness and extend the maturity date of the Convertible Notes to March 17, 2023. In connection with this amendment, the Company paid approximately $3.0 million in consent fees to the holders of the majority of the Convertible Notes.
The net carrying amounts of the liability components of the Convertible Notes consist of the following (in thousands):

	March 31, 2020	December 31, 2019
Principal amount	$300,000	$300,000
Unamortized debt discount	(2,260)	(2,691)
Net carrying amount before unamortized debt issuance costs	297,740	297,309
Unamortized debt issuance costs	(3,476)	(4,135)
Net carrying value	$294,264	$293,174
The effective interest rate of the liability component is 6.4% for the Convertible Notes.
The following table presents the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$4,313	$4,313
Amortization of debt issuance costs	663	623
Accretion of debt discount	431	404
Total	$5,407	$5,340

9. STOCKHOLDERS’ EQUITY
Common Stock
As of March 31, 2020 and December 31, 2019 there were 1,000,000,000 shares of common stock authorized. As of March 31, 2020 and December 31, 2019 there were 62,512,123 and 61,037,517 shares issued and outstanding, respectively.
Share Repurchase Programs
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program is set to terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. At April 1, 2020, $127.6 million remained available for repurchase of shares under the 2019 Share Repurchase Program. There were no share repurchases under the 2019 Share Repurchase Program during the three months ended March 31, 2020.

10. STOCK-BASED AWARDS
Stock Options
Stock option activity is summarized as follows (in thousands, except per share and term information):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding, December 31, 2019	2,851	$30.97	3.1	$78,580
Exercised	(699)	11.51
Forfeited	(155)	41.74
Outstanding, March 31, 2020	1,997	$36.96	3.4	$7,301

Exercisable at March 31, 2020	1,993	$36.96	3.4	$7,301
Vested and expected to vest at March 31, 2020	1,995	$36.96	3.4	$7,301

[1] Based on the Company’s closing stock price of $31.75 on March 31, 2020 and $58.55 on December 31, 2019.
There were no stock options granted for the three months ended March 31, 2020 and 2019.
Restricted Stock Units
Restricted stock unit (“RSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019	3,756	$47.76
Granted	368	40.46
Forfeited	(88)	50.62
Vested	(775)	43.55
Unvested shares at March 31, 2020	3,261	$47.86
Unrecognized compensation expense related to unvested RSUs was $116.9 million at March 31, 2020, which is expected to be recognized over a weighted-average period of 2.5 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock unit (“PRSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019[1]	1,752	$44.21
Granted	230	41.39
Unvested shares at March 31, 2020[1]	1,982	$43.88
[1] Assumes maximum achievement of the specified financial targets.
Unrecognized compensation expense related to unvested PRSUs was $18.4 million at March 31, 2020, which is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted semi-annually for six month offering periods each June and December. Under the ESPP, 3,846,143 shares remained available for issuance at March 31, 2020. During the three months ended March 31, 2020, no shares were purchased under the ESPP.

Stock-Based Compensation
Stock-based compensation expense is reflected in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$2,701	$1,136
Sales and marketing	8,584	6,047
Research and development	4,800	4,196
General and administrative	7,085	5,666
Total	$23,170	$17,045

11. INCOME TAXES
The Company’s income tax provision was approximately $0.2 million and $0.7 million with an effective income tax rate of (1.3)% and (26.3)% for the three months ended March 31, 2020 and 2019, respectively. The Company’s effective tax rate differs from the statutory rate primarily due to the change in the valuation allowance on the Company’s deferred tax assets and foreign income taxes.
The income tax provision is related to domestic income, certain foreign income, and withholding taxes. The Company does not have a material tax provision in the most significant jurisdictions in which it operates, such as the United States and United Kingdom, as it has historically generated losses. The Company has recorded a full valuation allowance against the net deferred tax assets and the Company does not currently anticipate recording an income tax benefit related to these deferred tax assets or current year losses.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2016 through 2019 tax years. State income tax returns are subject to examination for the 2015 through 2019 tax years. Currently, an audit is ongoing in the UK for the year ended December 31, 2017. There are no ongoing audits in any other significant foreign tax jurisdictions.
12. COMMITMENTS AND CONTINGENCIES
Commitments
In March 2020, the Company entered into an agreement with a provider of cloud computing services which obligates us to pay $84.6 million over approximately 7 years.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at March 31, 2020 and December 31, 2019 were $8.1 million and $8.3 million, respectively.
Guarantees and Indemnifications
The Company has made guarantees and indemnities under which it may be required to make payments to a guaranteed or indemnified party, in relation to certain transactions, including revenue transactions in the ordinary course of business. The Company is obligated to indemnify its directors and officers to the maximum extent permitted under the laws of the State of Delaware. However, the Company has a directors and officers insurance policy that may reduce its exposure in certain circumstances and may enable it to recover a portion of future amounts that may be payable, if any. The duration of the guarantees and indemnities varies and, in many cases, is indefinite but subject to statutes of limitations. To date, the Company has made no payments related to these guarantees and indemnities. The Company estimates the fair value of its indemnification obligations as insignificant based on this history and the Company’s insurance coverage and, therefore, has not recorded any liability for these guarantees and indemnities in the accompanying condensed consolidated balance sheets.
Litigation
The Company is subject to various legal proceedings and claims that arise in the ordinary course of business. If the Company determines that it is probable that a loss has been incurred and the amount is reasonably estimable, the Company will record a liability. The Company has determined that it does not have a potential liability related to any legal proceedings or claims that would individually, or in the aggregate, have a significant adverse effect on its financial condition or operating results.

13. LEASES
The Company has various non-cancelable operating leases for its offices and data centers. These arrangements have remaining lease terms ranging from one to 12 years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term from one to five years or more.
The components of lease cost related to the Company's operating leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Operating lease cost	$3,969	$3,821
Sublease income	(1,037)	(810)
Net lease cost	$2,932	$3,011
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for operating leases	$2,629	$2,601
Right-of-use assets obtained in exchange for lease obligations	1,062	5,452
Supplemental balance sheet information related to the Company's operating leases is as follows (dollars in thousands):

	March 31	December 31
	2020	2019
Operating lease right-of-use assets	$70,908	$72,944
Operating lease liabilities (current and non-current)	$73,021	$74,430
Weighted-average remaining lease term	4.5 years	6 years
Weighted-average incremental borrowing rate	3.3%	3.3%

Maturities of the Company’s operating lease liabilities at March 31, 2020 are as follows (in thousands):

2020 - remaining period	$12,614
2021	16,199
2022	15,822
2023	15,830
2024	8,063
Thereafter	18,662
Total lease payments	$87,190
Less: Imputed interest[1]	(14,169)
Present value of operating lease liabilities	$73,021
[1] Calculated using the incremental borrowing rate for each lease.

14. REVENUE, DEFERRED REVENUE, AND REMAINING PERFORMANCE OBLIGATIONS
Disaggregation of Revenue
The following table sets forth the Company's sources of revenue (in thousands):

	Three Months Ended March 31,
	2020	2019
Subscription revenue	$144,421	$131,256
Professional services revenue	5,715	8,861
Total revenue	$150,136	$140,117

Revenue by geographic region, which is generally based on the address of the Company's customers as defined in their master subscription agreements, is set forth below (in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$97,918	$90,596
All other countries	52,218	49,521
Total revenue	$150,136	$140,117
Deferred Revenue
The Company recognized $134.2 million and $123.4 million of revenue during the three months ended March 31, 2020 and 2019, respectively, that was included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2020, approximately $904.3 million of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with less than 2% attributable to professional services and other revenue. The Company expects to recognize revenue on approximately two-thirds of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancellable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
15. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of people development technology including the Company’s products. The Company’s chief executive officer is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended March 31, 2020 and 2019, the Company provided at no charge certain resources to the Foundation, with approximate values of $1.1 million and $1.2 million, respectively.
16. SUBSEQUENT EVENTS
On April 22, 2020, the Company completed its previously announced acquisition of Saba for an aggregate purchase price of approximately $1.295 billion, consisting of $1.262 billion in cash and 1,110,352 shares of common stock of the Company. The purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The Company is determining the purchase price allocation and will record its initial fair value estimates during the three months ending June 30, 2020.
In connection with the acquisition, on April 22, 2020, the Company incurred $1.0047 billion of debt in the form of a senior secured first lien term loan B facility with Morgan Stanley Senior Funding, Inc., Credit Suisse AG, Cayman Island Branch, Bank of America, N.A., Deutsche Bank AG New York Branch, Jefferies Finance LLC, and BMO Capital Markets Corp. (the “Term Loan Facility”); and a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150.0 million, of which $50.0 million is available upon closing. The Revolving Credit Facility also includes a letter of credit sub-facility of up to $30.0 million. On April 22, 2020, the Company borrowed the full amount of the Term Loan Facility and did not draw any amounts under the Revolving Credit Facility. Proceeds from the Term Loan Facility were used to consummate the acquisition and to pay related fees and expenses.
Additionally, on April 20, 2020, the Company entered into the Supplemental Indenture with US Bank National Association, as trustee. Upon the completion of the Saba acquisition, the Supplemental Indenture became effective, which amended the 2017 Indenture to permit the incurrence of the indebtedness under the credit agreement and extend the maturity date of the Convertible Notes to March 17, 2023. In connection with this amendment, the Company paid approximately $3.0 million in consent fees to the holders of the majority of the Convertible Notes.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solutions; our ability to service those customers effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, geographies, and types of organizations we intend to target; our ability to optimize the efficiency of our operations and scalability of our business; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhancements to our solutions; alternate ways of addressing people development needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service as an effective method for delivering people development solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the recent COVID-19 pandemic, including on the demand for our products, our ability to expand in new geographic markets, or the timing of such expansion efforts, and on overall economic conditions and software-as-a-service spending; other events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial,and legislative changes in our industry; our ability to successfully and efficiently integrate Saba Software, Inc. into our business; the timing and amount of capital expenditures and share repurchases; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
Cornerstone OnDemand, Inc. is a leading global provider of learning and people development solutions, delivered as software-as-a-service (“SaaS”). Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us,” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries. We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their potential. Featuring comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights, Cornerstone’s people development solutions are successfully used by more than 3,600 global customers of all sizes, across 187 countries and 43 languages. On April 22, 2020, the Company acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions.
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
Our enterprise people development solution is composed of four product suites:
•Our Learning suite provides robust, modern learning management software designed to scale with the organization. Cornerstone Learning comprehensively supports compliance, knowledge sharing, and employee-driven development training to close skills gaps. Our content offering delivers fresh, modern content, fueling employee curiosity, and inspiring growth;
•Our Performance suite provides tools to manage goal setting, performance reviews, competency assessments, development plans, continuous feedback, compensation management, and succession planning;
•Our Recruiting suite helps organizations to attract, hire, and onboard the right employees; and

•Our HR suite provides an aggregated view of all employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.
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
•Focus on Customer Success, Retention, and Growth. We believe focusing on our customers’ success will lead to our own success. We have developed a Customer Success Framework that governs our operating model. We strive to maintain our strong retention rates by continuing to provide our clients with high levels of service, support, and increasing functionality.
•Sell Additional Products to Existing Customers. We believe there is a significant growth opportunity in selling additional functionality to our existing customers. Many customers have added functionality subsequent to their initial deployments as they recognize the benefits of our unified solution. With our expanding product portfolio functionality, we believe significant upsell opportunity remains within our existing customer base.
Focus on Growing Recurring Revenue. We believe our primary growth drivers are as follows:
•Invest in North America. We believe the market for people development is large and remains significantly underpenetrated. In particular, content and recruiting provide an opportunity to increase our recurring sales to both new and existing customers. Additionally, we believe the small and medium-sized business (“SMB”) market represents a very large and underpenetrated opportunity.
•Continue to Invest in Our International Operations. We believe a substantial opportunity exists to continue to grow sales of our solution internationally. We intend to grow our Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific and Japan (“APJ”) operations.
•Grow Our Cornerstone Content Anytime Sales. We believe there is a significant market opportunity for developing employees throughout their careers with modern, fresh e-learning content. Our Content Anytime subscription offering provides access to industry leading content which we believe will increase user engagement on our solution. Our content partners for Content Anytime include industry leaders as well as regional, functional, and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our customers directly in our people development solution. We intend to enter into additional license agreements to continue providing the best content available for our customers.
•Expand the Ecosystem. In recent years, we have expanded our relationships with various third-party consulting firms to deliver the successful implementation of our solution and to optimize our customers’ use of our solution during the terms of their engagements. Our partner strategy and experience includes certifications and curricula developed to ensure successful delivery by our partners and continued high customer satisfaction. We believe we have a significant opportunity to leverage these third-parties interested in building or expanding their businesses to increase our market penetration.
Increase Operating Income and Free Cash Flow. We have increased our focus on managing our costs while making smart investments to scale our middle and back-office operations, which we believe will support growth in recurring revenue and our long-term success over time. We believe we have executed and intend to continue to execute operational excellence initiatives to optimize our margin profile, which we believe will enable further leverage in our expense structure and growth in operating income and free cash flow.

Acquisitions and Strategic Investments. We may acquire or invest in additional businesses, products, or technologies that we believe will complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. Most recently, in April 2020, we completed our previously announced acquisition of Saba, a provider of talent experience solutions. In January 2020, we acquired Clustree SAS (“Clustree”), a developer of a skills engine and skills ontology. In December 2019, we invested in Talespin Inc. (“Talespin”), a developer of enterprise virtual reality training software. In November 2018, we acquired Grovo Learning, Inc. (“Grovo”), a provider of Microlearning® content. In September 2018, we acquired Workpop Inc. (“Workpop”), a web and mobile solution for candidates and hiring managers in service-based industries. Clustree was acquired to accelerate the development of a skills engine. Grovo was acquired to enhance our Content product and Workpop was acquired to enhance our Recruiting product.
We generate most of our revenue from the sale of our products pursuant to multi-year customer agreements. Customer agreements for our people development solution generally have terms of three years. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential customer. We generally price our people development solution based on the number of products purchased and the permitted number of users with access to each product.
We generally recognize revenue from subscriptions ratably over the term of the customer agreement and revenue from professional services as the services are performed. We normally invoice our customer upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue.
We have historically experienced seasonality in terms of when we enter into customer agreements. We usually sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. This seasonality is driven by customer purchasing patterns. As the terms of most of our customer agreements are full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we generally recognize subscription revenue ratably over the term of the customer agreement, which is generally three years. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new customers, invoice customers, and recognize revenue. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
Our quarterly operating results have fluctuated in the past and may continue to fluctuate in the future based on a number of factors, many of which are beyond our control, including those described in the “Risk Factors” section of this Quarterly Report on Form 10-Q. One or more of these factors may cause our operating results to vary widely. As such, we believe our quarterly results of operations may vary significantly in the future and period-to-period comparisons of our operating results may not be meaningful and should not be relied upon as an indication of future performance.
Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.
•Revenue. Revenue consists primarily of subscription revenue and professional service revenue. We generally recognize revenue over the delivery period. Because of the seasonality of our business and the timing of when we enter into new customer agreements, revenue from customer agreements signed in the current period may not be fully reflected in the current period.
•Subscription Revenue. Subscription revenue represents subscriptions to our people development solution, content subscriptions, and related support sold on a recurring basis.
•Annual Recurring Revenue. In order to assess our business performance with a metric that reflects our focus on a subscription-based (or recurring revenue) business model, we track annual recurring revenue, a non-GAAP financial measure, which we define as the annualized recurring value of all active contracts at the end of a reporting period. We believe this metric is useful to investors, in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate annual recurring revenue differently or not at all, which may reduce its usefulness as a comparative measure.
•Free Cash Flow. We define free cash flow, a non-GAAP financial measure, as cash provided by operating activities minus capital expenditures and capitalized software costs. We present this metric because it is a liquidity measure that provides useful information to management and investors about the amount of cash generated by our business that can be used for strategic opportunities, including investing in our business and strengthening our balance sheet.

•Annual Dollar Retention Rate. We define annual dollar retention rate, a non-GAAP financial measure, as the percentage of annual recurring revenue from all customers on the first day of a fiscal year that is retained from those same customers on the last day of that same fiscal year. Accordingly, this percentage excludes all annual recurring revenue from new customers added during the fiscal year. Furthermore, incremental sales during the fiscal year to customers included in the calculation are only counted to the extent those sales offset any decreases in annual recurring revenue from the original amount on the first day of our fiscal year. Therefore, the annual dollar retention rate can never exceed 100%. This ratio excludes the annual recurring revenue from customers of our Cornerstone for Salesforce, Cornerstone PiiQ, Grovo, and Workpop products. We believe that our annual dollar retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain our customers.
•Constant Currency Results. We present constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. Due to our legal and operating structure, our international revenues are favorably impacted as the US dollar weakens relative to the British pound and euro, and unfavorably impacted as the US dollar strengthens relative to the British pound and euro. We believe the presentation of results on a constant currency basis in addition to reported results helps improve the ability to understand our performance because they exclude the effects of foreign currency volatility that are not indicative of our core operating results. To present this information, current period results for entities reporting in British pounds and euros are translated into US dollars at the prior period exchange rates as opposed to the actual exchange rates in effect for the current period. These results should be considered in addition to, not as a substitute for, results reported in accordance with GAAP. Results on a constant currency basis, as we present them, may not be comparable to similarly titled measures used by other companies and are not a measure of performance presented in accordance with GAAP.
•Number of Customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our customer count includes contracted customers for our enterprise people development solution as of the end of the period and excludes customers of our Cornerstone for Salesforce, PiiQ, Grovo, and Workpop products. During the three months ended March 31, 2020, our number of customers grew approximately 4% when compared to the same period in the prior year.
COVID-19
The impact of the COVID-19 pandemic on the global economy and on our business continues to be a fluid situation. We responded quickly across our organization to guard the health and safety of our team and customers, support our partners and vendors, and mitigate risk. After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 pandemic remain uncertain, we believe that we are well positioned to address challenges related to the COVID-19 pandemic and to continue to execute against our strategic priorities and financial goals. We have several members of our team working cross-functionally to collect, monitor, and analyze evolving information regarding the COVID-19 pandemic and to make recommendations to our executive leadership team and board of directors regarding risk identification and mitigation planning. We have also taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending non-essential business-related travel, while continuing our commitment and efforts to serve customers that rely on us. Thus far, our employees have rapidly adapted to working remotely and we are closely monitoring the COVID-19 pandemic to ensure we have all necessary plans in place for mitigating disruptions in our operations, including maintaining high levels of uptime, and service and support to our customers. We continue to proactively assess, monitor and respond to domestic and international developments related to the COVID-19 pandemic, and we will implement risk-mitigation plans as needed to minimize the impact on our partner relationships and business operations. While our customer base spans a variety of industries, our customers may be negatively impacted by COVID-19 which may affect our future revenues.
Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our solution is designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:
•Subscriptions to Our Products and Other Offerings on a Recurring Basis. Customers pay subscription fees for access to our enterprise people development solution, other products, and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased, which may include e-learning content, and the number of users having access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the customer. Subscription agreements are typically three years, billed annually in advance, and non-cancelable, with payment due within 30 days of the invoice date.

•Professional Services and Other. We offer our customers and implementation partners assistance in implementing our products and optimizing their use. Services are generally billed upfront on a fixed fee basis and to a lesser degree on a time-and-material basis. We generally recognize revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time and materials are incurred.
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
•delivery of contracted professional services and on-going customer support and customer success initiatives;
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
Operating Expenses
Our operating expenses generally are as follows:
•Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation, and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing, and other brand-building activities; and allocated overhead.
•Research and Development. Research and development expenses consist primarily of personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
•General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance, and human resource staff, including salaries, benefits, bonuses, and stock-based compensation; professional fees; insurance premiums; other corporate expenses; and allocated overhead.
•Acquisition-Related Costs. Acquisition-related costs consist primarily of professional services directly associated with acquisitions, such as accounting and legal costs, filing fees, and due diligence costs.
Other Income (Expense)
•Interest Income. Interest income consists primarily of interest income from investment securities. We expect interest income to vary depending on the level of our investments in marketable securities, which may include corporate bonds, agency bonds, US treasury securities, and commercial paper.
•Interest Expense. Interest expense consists primarily of interest expense from our convertible notes, accretion of debt discount, and amortization of debt issuance costs.
•Other, Net. Other, net consists of income and expense associated with fluctuations in foreign currency exchange rates, fair value adjustments to strategic investments, and other non-operating expenses. We expect other, net to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).

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
Critical Accounting Policies and Estimates
Information with respect to our critical accounting policies that we believe have the most significant effect on our reported results and require subjective or complex judgments of management are contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on February 25, 2020.
For information regarding recent changes to our critical accounting policies, refer to Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 - Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2020	2019
Revenue	$150,136	$140,117
Cost of revenue	41,924	33,695
Gross profit	108,212	106,422
Operating expenses:
Sales and marketing	55,330	54,505
Research and development	24,085	27,746
General and administrative	24,725	22,940
Acquisition-related costs	6,811	—
Total operating expenses	110,951	105,191
(Loss) income from operations	(2,739)	1,231
Other income (expense):
Interest income	1,728	1,990
Interest expense	(5,501)	(5,366)
Other, net	(7,092)	(597)
Other expense, net	(10,865)	(3,973)
Loss before income tax provision	(13,604)	(2,742)
Income tax provision	(171)	(722)
Net loss	$(13,775)	$(3,464)

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended March 31,
	2020	2019
Revenue	100.0%	100.0%
Cost of revenue	27.9%	24.0%
Gross profit	72.1%	76.0%
Operating expenses:
Sales and marketing	36.9%	38.9%
Research and development	16.0%	19.8%
General and administrative	16.5%	16.4%
Acquisition-related costs	4.5%	—%
Total operating expenses	73.9%	75.1%
(Loss) income from operations	(1.8)%	0.9%
Other income (expense):
Interest income	1.2%	1.4%
Interest expense	(3.7)%	(3.8)%
Other, net	(4.7)%	(0.4)%
Other expense, net	(7.2)%	(2.8)%
Loss before income tax provision	(9.0)%	(1.9)%
Income tax provision	(0.1)%	(0.5)%
Net loss	(9.1)%	(2.4)%
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions (dollars in thousands):
Metrics

	Three Months Ended March 31,
	2020	2019
Revenue	$150,136	$140,117
Subscription revenue	$144,421	$131,256
Operating (loss) income	$(2,739)	$1,231
Free cash flow	$(2,372)	$(4,348)
Number of customers	3,693	3,567
The following table presents a reconciliation of revenue to constant currency revenue (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue	$150,136	$140,117
Foreign exchange effect on current period revenue using prior year rates	857	2,694
Constant currency revenue	$150,993	$142,811
Revenue growth	7.2%	5.3%
Constant currency revenue growth	7.8%	7.3%
Revenue increased by $10.0 million or 7.2% for the three months ended March 31, 2020 as compared to the same period in 2019. Revenue growth on a constant currency basis was 7.8% for the three months ended March 31, 2020 as compared to the same period in 2019. The rate of our revenue increase can be impacted by the mix and timing of new customer agreements signed and upsells to existing customers, the success of our focus on subscription revenue and reducing our professional services business, and fluctuations in foreign exchange rates.

The following table sets forth our sources of revenue for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
Subscription revenue	$144,421	$131,256
Percentage of subscription revenue to total revenue	96.2%	93.7%
Professional services revenue	$5,715	$8,861
Percentage of professional services revenue to total revenue	3.8%	6.3%
Total revenue	$150,136	$140,117
Subscription revenue increased by $13.2 million, or 10.0%, for the three months ended March 31, 2020 as compared to the same period in 2019. Subscription revenue growth on a constant currency basis was 10.7% for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was attributable to new business, which includes new customers, upsells, cross-sells, and renewals from existing customers.
Professional services revenue decreased by $3.1 million, or 35.5%, for the three months ended March 31, 2020 as compared to the same period in 2019. The decrease of professional services revenue is attributed to the continued execution of our strategic transformation plan to sharpen our focus on subscription revenue growth and migrate most of our implementation services to our global partners.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated (dollars in thousands):

	Three Months Ended March 31,
	2020	2019
United States	$97,918	$90,596
Percentage for United States	65.2%	64.7%
All other countries	$52,218	$49,521
Percentage for all other countries	34.8%	35.3%
Total revenue	$150,136	$140,117
Net Cash Provided By Operating Activities and Free Cash Flow

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Reconciliation of free cash flow:
Net cash provided by operating activities	$5,988	$7,294
Capital expenditures	(971)	(4,243)
Capitalized software costs	(7,389)	(7,399)
Free cash flow	$(2,372)	$(4,348)
Free cash flow margin	(1.6)%	(3.1)%
Net cash provided by operating activities for the three months ended March 31, 2020 was $6.0 million as compared to $7.3 million during the same period in 2019. The decrease was primarily due to various working capital changes as compared to the same period in 2019.
Free cash flow for the three months ended March 31, 2020 was $(2.4) million, resulting in a free cash flow margin of (1.6)%, as compared to free cash flow of $(4.3) million and free cash flow margin of (3.1)% for the same period in 2019. The increase was primarily due to a decrease in capital expenditures as compared to the same period in 2019.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Cost of revenue	$41,924	$33,695
Gross profit	$108,212	$106,422
Gross margin	72.1%	76.0%
Cost of revenue increased $8.2 million, or 24.4%, for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the reallocation of certain internal resources to customer delivery initiatives and increased allocation of data center costs from research and development to cost of revenue.
Sales and Marketing

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Sales and marketing	$55,330	$54,505
Percent of revenue	36.9%	38.9%
Sales and marketing expenses increased $0.8 million, or 1.5% for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to increased employee-related expenses. As a percentage of revenue, sales and marketing expense declined, primarily resulting from increased productivity and scale from our sales teams.
Research and Development

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Research and development	$24,085	$27,746
Percent of revenue	16.0%	19.8%
Research and development expenses decreased $3.7 million, or 13.2%, for the three months ended March 31, 2020 as compared to the same period in 2019, primarily due to the reallocation of certain internal resources from research and development to customer delivery initiatives and increased allocation of data center costs from research and development to cost of revenue.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing and levels of resources dedicated to our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.6 million and $7.0 million of software development costs and amortized $7.2 million and $6.9 million during the three months ended March 31, 2020 and 2019, respectively.
General and Administrative

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
General and administrative	$24,725	$22,940
Percent of revenue	16.5%	16.4%
General and administrative expenses increased by $1.8 million, or 7.8%, for the three months ended March 31, 2020 as compared to the same period in 2019. The increase was primarily due to increased employee-related expenses as compared to the same period in the prior year.

Acquisition-Related Costs

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Acquisition-related costs	$6,811	$—
Percent of revenue	4.5%	—%
During the first quarter of 2020, we incurred $6.8 million of costs for the acquisitions of Clustree and Saba. We expect to incur additional costs related to the acquisition of Saba during the remainder of 2020.
Other Income (Expense)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Interest income	$1,728	$1,990
Interest expense	(5,501)	(5,366)
Other, net	(7,092)	(597)
Total	$(10,865)	$(3,973)
Interest income for the three months ended March 31, 2020 decreased $0.3 million, as compared to the same period in 2019, due to the sale of a significant portion of our investment portfolio during the three months ended March 31, 2020.
Interest expense remained relatively consistent for the three months ended March 31, 2020 as compared to the same period in 2019. Refer to the section below titled Liquidity and Capital Resources for additional information regarding interest expense associated with our convertible notes.
Other, net is primarily composed of foreign exchange gains and losses related to transactions denominated in foreign currencies; and foreign exchange gains and losses related to our intercompany loans and certain cash accounts. The decrease in other, net for the three months ended March 31, 2020 as compared to the same period in 2019 was primarily driven by foreign exchange losses resulting from fluctuations in foreign exchange rates between the euro and British pound due to the global nature of our operations; and realized losses on the sale of a significant portion of our investment portfolio.
Income Tax Provision

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Income tax provision	$(171)	$(722)
For the three months ended March 31, 2020, we recorded an income tax provision related to certain foreign and state income taxes.
Liquidity and Capital Resources
At March 31, 2020, our principal sources of liquidity were $456.2 million of cash and cash equivalents and $94.2 million of accounts receivable. As of the filing of this Quarterly Report on Form 10-Q, our liquidity and capital resources have changed significantly due to the acquisition of Saba. On April 22, 2020, we acquired Saba for an aggregate purchase price of approximately $1.295 billion, consisting of $1.262 billion in cash and 1,110,352 shares of common stock of the Company. During the first quarter of 2020, we liquidated a significant portion of our investment portfolio to partially fund this acquisition. In connection with the acquisition, we incurred $1.0047 billion of additional indebtedness as a senior term loan (the “Term Loan Facility”). We also entered into a revolving credit facility (the “Revolving Credit Facility”) to borrow up to an additional $150.0 million, of which $50.0 million was available upon closing of the Saba acquisition. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. No amounts have been drawn under the Revolving Credit Facility. For additional information regarding our acquisition of Saba, including the consideration payable and expected debt arrangements, refer to Note 16 - Subsequent Events of the Notes to Condensed Consolidated Financial Statements.

Additionally, in December 2017, we issued $300.0 million principal amount of 5.75% senior convertible notes due July 1, 2021 (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake and LinkedIn. The Convertible Notes are governed by an Indenture, dated December 8, 2017 between the Company and US Bank National Association, as trustee (the “2017 Indenture”). Holders of the Convertible Notes may convert their notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. On April 20, 2020, the Company entered into the First Supplemental Indenture to the 2017 Indenture with US Bank National Association, as trustee (the “Supplemental Indenture”). Upon the completion of the acquisition of Saba on April 22, 2020, the Supplemental Indenture became effective, which amended the 2017 Indenture to permit the Company to incur additional indebtedness and extend the maturity date of the Convertible Notes to March 17, 2023. In connection with this amendment, the Company paid approximately $3.0 million in consent fees to holders of the majority of the Convertible Notes.
In September 2018, we used approximately $18.2 million of cash in connection with our acquisition of Workpop and in November 2018, we used approximately $22.9 million of cash in connection with our acquisition of Grovo. During the fourth quarter of 2019, we invested $8.0 million in Talespin, a developer of enterprise virtual reality training software. In January 2020, we used $18.6 million of cash to acquire Clustree.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, access to the Revolving Credit Facility, and existing cash and cash equivalents will provide adequate funds for our ongoing operations and general corporate purposes for at least the next twelve months. Our future capital requirements will depend on many factors, including our ability to achieve cost synergies from integrating Saba, our rate of revenue growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our products. To the extent that existing cash, cash from operations, and access to our Revolving Credit Facility are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash provided by operating activities	$5,988	$7,294
Net cash provided by investing activities	224,755	159,037
Net cash provided by financing activities	10,130	6,840
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $6.0 million for the three months ended March 31, 2020 compared to $7.3 million for the same period in 2019. The decrease in operating cash flow was primarily due to various working capital changes as compared to the same period in 2019.
Our primary investing activities have consisted of acquisitions, investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash provided by investing activities was $224.8 million for the three months ended March 31, 2020, compared to cash provided by investing activities of $159.0 million for the same period in 2019. The increase in cash provided by investing activities was primarily due to an increase in maturities and sales of investments, offset by cash paid for the acquisition of Clustree.
Cash provided by financing activities was $10.1 million for the three months ended March 31, 2020, compared to cash provided by financing activities of $6.8 million for the same period in 2019. The increase in financing cash flows was primarily due to an increase in proceeds from options exercised when compared to the same period in 2019.
Share Repurchase Program
In November 2017, the board of directors authorized a $100.0 million share repurchase program, which was completed as of March 31, 2019 (the “2017 Share Repurchase Program”). In August 2019, the board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”), under which we have repurchased 416,761 shares of common stock at an average price per share of $53.64 as of March 31, 2020. For additional information on the 2019 Share Repurchase Program, refer to Note 9 - Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements.

Contractual Obligations
There have been no material changes in contractual obligations during the three months ended March 31, 2020, from those disclosed in our Annual Report on Form 10-K filed with the SEC on February 25, 2020, except for contractual commitments with remaining obligations of approximately $11.2 million in 2020, $15.9 million in 2021, $16.0 million in 2022, $11.4 million in 2023, $9.9 million in 2024, and $22.3 million thereafter; refer to Note 12 - Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, US treasury securities, agency securities, commercial paper, certificates of deposit, asset-backed securities, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. To date, we have not used derivative instruments to mitigate the impact of our market risk exposures. We have also not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At March 31, 2020, we had cash and cash equivalents of $456.2 million. The carrying amount of our cash equivalents reasonably approximates fair value due to the short-term maturities of these instruments. Our Term Loan Facility bears interest at a variable rate. As a result, we are exposed to market risk associated with the variable interest rate payments on these borrowings. We may use interest rate swap contracts in the future to manage interest rate exposure.
The primary objectives of our marketable investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. Our investments are exposed to market risk due to fluctuations in interest rates, which may affect the fair market value of our investments. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the acquisition of Saba, therefore, a movement of 100 basis points in interest rates would have an insignificant impact on the fair market value of our portfolio as of March 31, 2020. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.
We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe these cash investments do not contain excessive risk, we cannot guarantee that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot guarantee that we will not experience losses on these deposits.
Foreign Currency Risk
We have foreign currency risks related to our revenue and operating expenses denominated in currencies other than the US dollar, primarily euros and British pounds. Increases and decreases in our foreign-denominated revenue from movements in foreign exchange rates are often partially offset by the corresponding decreases or increases in our foreign-denominated operating expenses. Due to our legal structure, revenue and operating expenses denominated in currencies other than the US dollar primarily flow through subsidiaries with functional currencies of the British pound and euro. Our other income (expense) is also impacted by the remeasurement of US dollar denominated intercompany loans, cash accounts held by our overseas subsidiaries, accounts receivable denominated in foreign currencies, and accounts payable denominated in foreign currencies.
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. To date, we have not entered into any foreign currency hedging contracts although we may do so in the future. The effect of an immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2020, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $3.8 million.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or results of operations. Nonetheless, if our costs were to become subject to significant inflationary pressures, we may not be able to fully offset such higher costs through price increases. Our inability or failure to do so could harm our business, financial condition, and results of operations.
Counterparty Risk
Our financial statements are subject to counterparty credit risk, which we consider as part of the overall fair value measurement. We are closely tracking counterparty risk and we will continue to attempt to mitigate this risk through credit monitoring procedures.
ITEM 4.Controls and Procedures
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1.Legal Proceedings
From time to time, we are involved in a variety of claims, suits, investigations, and proceedings arising from the ordinary course of our business, including actions with respect to intellectual property claims, breach of contract and tort claims, labor and employment claims, tax, and other matters. Although claims, suits, investigations, and proceedings are inherently uncertain and their results cannot be predicted with certainty, we believe that the resolution of our current pending matters will not have a material adverse effect on our business, consolidated financial position, results of operations, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense costs, diversion of management resources, and other factors. In addition, it is possible that an unfavorable resolution of one or more such proceedings could in the future materially and adversely affect our financial position, results of operations, or cash flows in a particular period.
ITEM 1A.Risk Factors
The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see page 19 of this Quarterly Report on Form 10-Q for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occurs, our business, operating results, and financial condition could be materially adversely affected.
Risks Related to Our Business and Industry
Unfavorable conditions in our industry or the global markets, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The US and other key international economies are experiencing events in connection with the COVID-19 pandemic that may result, and have at times in the past experienced cyclical downturns that have resulted, in a significant weakening of the economy, limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. In addition to the COVID-19 pandemic, developments such as the UK’s exit from the European Union (the “EU”), evolving trade policies between the US and international trade partners, conflicts in the Middle East and elsewhere have created many economic and political uncertainties which have impacted worldwide markets. These global economic and political conditions may impact our business in a number of ways. The revenue growth and potential profitability of our business depends on demand for enterprise application software generally and for people development solutions in particular. We sell our people development solutions primarily to large, mid-sized, and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers. To the extent that economic uncertainty or weak economic conditions, whether in connection with the COVID-19 pandemic or otherwise, cause our customers and potential customers to freeze or reduce their headcount, demand for our products may be negatively affected. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and people development solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their information technology and people development budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.

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
In order for us to improve our operating results, it is important that our customer satisfaction remains high, that our customers renew their agreements with us when the initial contract term expires, and that they also purchase additional products or add additional users. Our customers have no obligation to renew their subscriptions after the initial subscription period, and there is no assurance that our customers will renew their subscriptions at the same or a higher level of service, if at all. Every year, some of our customers elect not to renew their agreements with us. Moreover, certain of our customers have the right to cancel their agreements for convenience, subject to certain notice requirements and, in some cases, early termination fees. Our customer renewal rates may decline or fluctuate as a result of a number of factors, including their satisfaction or dissatisfaction with our products, our customer service, our pricing, the prices of competing products or services, mergers and acquisitions affecting our customer base and/or the acquired customer base, reduced hiring by our customers, or reductions in our customers’ spending levels. If our customers do not renew their subscriptions, renew on less favorable terms, fail to purchase additional products, or fail to add new users, our revenue may decline and our operating results may be harmed.
Our operations and employees face risks related to health crises, such as the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results. The COVID-19 pandemic could materially affect our operations, including at our headquarters and/or anywhere else we operate, and the business or operations of our customers, suppliers, partners, or other third parties with whom we conduct business.
Our business could be adversely impacted by the effects of a health crisis, such as the ongoing COVID-19 pandemic, which could also cause significant disruption in the operations of our customers and the suppliers, partners, and other third-parties upon whom we rely. Our headquarters, the majority of our executive team, and many of our employees are located in Santa Monica, in Los Angeles County, California. In March 2020, the State of California declared a state of emergency related to the spread of COVID-19. Since then, local and state officials in Los Angeles County and elsewhere have issued multiple orders to implement various precautions intended to slow the spread of COVID-19, including prohibitions on large gatherings and directives related to social distancing and closure of non-essential or non-critical business at physical locations. Additionally, the Governor of California and the State Public Health Officer and Director of the California Department of Public Health ordered all individuals living in the State of California to stay at their place of residence for an indefinite period of time (subject to certain exceptions to facilitate authorized necessary activities) to mitigate the impact of the COVID-19 pandemic. Authorities in many other states and cities where our customers, suppliers, and partners are located have followed suit and issued orders with similar goals and restrictions.
In response to the serious risk posed by the COVID-19 pandemic and to comply with applicable governmental orders, we have substantially closed our headquarters in Santa Monica, limited access to our other physical locations, including our international offices, asked all of our employees to work from home, and cancelled non-essential business-related travel. These and other operational changes we have implemented may negatively impact productivity and disrupt our business. Additionally, in connection with the COVID-19 pandemic, our suppliers and partners may be unable fulfill their obligations to us in a timely manner or at all. Further, to the extent our customers’ operations have been and continue to be negatively impacted, they may delay payments to us, request payment or other concessions, elect not to renew their agreements with us in a timely manner or at all, or reduce their spending level on our products and services. While they have not had a material impact to date, in connection with the COVID-19 pandemic, we have experienced lengthening of sales cycles, delayed payments, and requests for extensions of payment terms from certain customers.
The extent of the effect of COVID-19, or any future health crisis, on our operational and financial performance, and on our relationships with suppliers, partners, and customers, will depend on future developments, including the duration, spread and intensity of the pandemic, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. If the pandemic continues to persist as a severe worldwide health crisis, the disease could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Failure to integrate our business and operations successfully with those of Saba in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
We do not have a substantial history of acquiring other large companies and have never pursued an acquisition of the size and complexity of Saba. The success of our acquisition of Saba will depend, in substantial part, on our ability to integrate Saba's business and operations successfully with ours and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; operational efficiencies in research and development investments; and revenue growth resulting from the addition of Saba’s product portfolio. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have an adverse effect on our business, operating results, and financial condition.
We completed our acquisition of Saba in April 2020 and have only begun the integration process. In connection with the integration process, we could experience the loss of key employees, loss of key customers, decreases in revenues, and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
The additional scale of the combined company's operations, together with the complexity of the integration effort, including changes to or implementation of critical information technology systems, may adversely affect our ability to report financial results on a timely basis. The acquisition may necessitate significant modifications to our internal control systems, processes, and information systems, both during the transition and over the longer-term as we fully integrate the combined company. Due to the complexity of the acquisition, we cannot be certain that changes to our internal control over financial reporting will be effective for any period, or on an ongoing basis. If we are unable to accurately report our financial results in a timely manner, or are unable to assert that our internal controls over financial reporting are effective, our business, financial condition, and results of operations, and the market perception thereof, may be materially adversely affected.
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes with an aggregate principal amount of $300.0 million and the Term Loan Facility of $1.0047 billion, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Convertible Notes and any future indebtedness we may incur, and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the Term Loan Facility, or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Term Loan Facility, or future indebtedness.
Further, with certain exceptions, upon a change of control the holders of our Convertible Notes may require that we repurchase all or part of such notes at a purchase price equal to the principal amount plus the total sum of all remaining scheduled interest payments through the remainder of the term of such notes. In such event, we may not have enough cash available or be able to obtain financing to repurchase the Convertible Notes, and our ability to repurchase the Convertible Notes may be limited by law, regulatory authority, or agreements governing our other indebtedness.
We may require additional capital to support business growth, and this capital may not be available on acceptable terms, if at all.
We intend to continue to make investments to support our business growth and may seek additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. For example, we incurred $1.0047 billion of additional indebtedness and issued 1,110,352 shares of our common stock to finance the acquisition of Saba, which was finalized in April 2020. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.
Further, the indenture governing the Convertible Notes and the Term Loan Facility include restrictive covenants that, subject to specified exceptions and parameters, limit our ability to incur additional debt, and the Term Loan Facility includes additional restrictive covenants that limit, subject to specific exceptions and parameters, our ability to make investments or acquisitions, declare dividends, or take certain other corporate actions. As a result, we may be unable to take advantage of strategic or business development opportunities as they arise, or we may not be able to react to market conditions, if we are restricted in our ability to raise debt financing, or we may be required to seek alternative means to generate cash, including by selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive, if available at all.

As we have in the past, we may seek to acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.
As we have in the past, we may seek to acquire or invest in other businesses, products, or technologies that we believe could complement or expand our existing solutions, enhance our technical capabilities, lead to cost synergies, or otherwise offer growth opportunities. Most recently, in April 2020, we acquired Saba, a provider of talent experience solutions, for a total purchase price of $1.295 billion. The pursuit of other potential acquisitions, along with the work required to successfully integrate the businesses we acquire, may divert the attention of management, result in additional dilution, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
When acquiring other businesses, we may not be able to successfully integrate the personnel, operations, and technologies of any businesses that we have acquired or may acquire in the future or effectively manage the combined business following the acquisition. We may also not achieve the anticipated benefits from other acquired businesses due to a number of factors, including:
•unanticipated costs or liabilities associated with the acquisition;
•incurrence of acquisition-related costs;
•diversion of management’s attention from other business concerns;
•failure to realize synergies in a timely fashion or at all;
•harm to our existing relationships with partners, distributors, and customers, including as a result of competing in the markets in which such parties operate;
•the potential loss of key employees and customers;
•exposure to claims and disputes by third parties, including intellectual property claims and disputes;
•the use of resources that might be used in other parts of our business; and
•the use of substantial portions of our available cash to consummate the acquisition.
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
Other future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For example, in connection with the acquisition of Saba, which was completed in April 2020, we issued 1,110,352 shares of our common stock and incurred approximately $1.0047 billion of indebtedness. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial condition may suffer.

If we fail to retain key employees and recruit qualified technical and sales personnel, our business could be harmed.
We believe that our success depends on the continued employment of our senior management and other key employees, such as our founder and chief executive officer. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background, and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.
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
There are a number of other factors that may cause our financial results to fluctuate from period to period including, among others:
•changes in billing terms and collection cycles in customer agreements;
•the extent to which new customers are attracted to our products to satisfy their people development needs;
•the timing and rate at which we sign agreements with new customers;
•our access to service providers and partners when we outsource customer service projects;
•our ability to manage the quality and completion of the customer implementations performed by partners;
•the timing and duration of our customer implementations, which is often outside of our direct control;
•our ability to provide, or partner with effective partners to provide, resources for customer implementations and consulting projects;
•the extent to which we retain existing customers and satisfy their requirements;
•the extent to which existing customers renew their subscriptions to our products and the timing of those renewals;
•the extent to which existing customers purchase or discontinue the use of additional products and add or decrease the number of users;
•the extent to which our customers request enhancements to underlying features and functionality of our products, and the timing of our delivery of these enhancements to our customers;
•the addition or loss of large customers, including through acquisitions or consolidations;
•the number and size of new customers, as well as the number and size of renewal customers in a particular period;
•the mix of customers among large, mid-sized, and small organizations;
•changes in our pricing policies or those of our competitors;
•seasonal factors affecting demand for our products or potential customers’ purchasing decisions;
•the financial condition and creditworthiness of our customers;
•the amount and timing of our operating expenses, including those related to the maintenance, expansion, and restructuring of our business, operations, and infrastructure;
•changes in the operational efficiency of our business;
•the timing and success of synergy realization resulting from integration of acquired companies;
•the timing and success of our new product and service introductions;

•the timing of expenses of the development of new products and technologies, including enhancements to our products;
•our ability to aggregate large data sets into meaningful insights to drive increased demand for our products;
•continued strong demand for people development in the US and globally;
•the success of current and new competitive products and services by our competitors;
•other changes in the competitive dynamics of our industry, including consolidation among competitors, customers, or strategic partners;
•our ability to manage our existing business and future growth, including in terms of additional headcount, additional customers, incremental users, and new geographic regions;
•expenses related to our network and data centers, and the expansion of such networks and data centers;
•the effects of, and expenses associated with, acquisitions of third-party technologies or businesses and any potential future charges for impairment of goodwill resulting from those acquisitions;
•equity issuances, including as consideration in acquisitions or due to the conversion of our outstanding Convertible Notes;
•business disruptions, costs and events related to shareholder activism;
•legal or political changes in local or foreign jurisdictions that decrease demand for, or restrict our ability to sell or provide, our products;
•fluctuations in foreign currency exchange rates, including any fluctuation caused by uncertainties relating to UK’s exit from the EU, commonly referred to as Brexit;
•general economic, industry, and market conditions, including in connection with the COVID-19 pandemic; and
•various factors related to disruptions in our SaaS hosting network infrastructure, defects in our products, privacy and data security considerations, and exchange rate fluctuations, each of which is described elsewhere in these risk factors.
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
Our people development solution enables our customers to collect, manage, and store a wide range of data, including personal data, related to every phase of the employee performance and management cycle. The US and various state governments have adopted or proposed laws governing the collection, use, storage, sharing, and processing of personal data. Several foreign jurisdictions, including but not limited to the EU and its member states, the UK, Korea, Japan, Singapore, Australia, and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our customers, but also directly on us. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance, and the cost and complexity of selling and delivering our solutions.
For example, the EU’s General Data Protection Regulation (“GDPR”), which took effect on May 25, 2018, imposes obligations on our customers and directly on us. Among other obligations under the GDPR, we are required to give more detailed disclosure about how we collect, use, and share personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct, and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million euros or 4% of their worldwide annual revenue, and restrictions on data processing. Our customers’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our services. We may also be obligated to assist our customers with their own compliance obligations under the GDPR.

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
The costs of compliance with, and other burdens imposed by, privacy and data security laws and regulations may limit the use and adoption of our services, lead to negative publicity, reduce overall demand for our services, make it more difficult to meet expectations of or commitments to customers, require us to take on more onerous obligations in our contracts with customers, lead to significant fines, penalties or liabilities for noncompliance, or slow the pace at which we close sales transactions, any of which could harm our business. These laws could also impact our ability to offer, or our customers’ ability to deploy, our services in certain locations. The costs, burdens, and potential liabilities imposed by existing privacy laws could be compounded if other jurisdictions in the US or abroad begin to adopt similar laws.
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
The market for people development solutions is highly competitive, rapidly evolving and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets and significantly greater resources than we do. Further, if one or more of our competitors were to merge, acquire or partner with another of our competitors, the change in the competitive landscape could adversely affect our business. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms, or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Any of these events could disrupt our operations, reduce our revenue, or harm our business generally.

We face competition from desktop software tools and custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, IBM Kenexa, Learning Technologies Group plc (PeopleFluent), Oracle Corporation, SAP America, Inc. (SuccessFactors), SkillSoft Limited (SumTotal), Talentsoft SA, Ultimate Software Group, Inc., and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer, or may offer, products or services that compete with our products or services.
Many of our competitors are able to devote greater resources to the development, promotion, and sale of their products and services. In addition, many of our competitors have established marketing relationships, access to larger customer bases, and major distribution agreements with consultants, system integrators, and distributors. Moreover, many software vendors can bundle human resource products or offer such products at a lower price as part of a larger product sale. In addition, some competitors may offer software that addresses one or a limited number of people development functions at a lower price point or with greater depth than our products. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements, and they may also be better able to respond to operational disruptions (such as in connection with the COVID-19 pandemic) than we are. Further, some potential customers, particularly large enterprises, may elect to develop their own internal products. For all of these reasons, we may not be able to compete successfully against our current and future competitors.
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
Our people development solutions involve the storage and transmission of customers’ sensitive, proprietary, and confidential information, including personal information, over the Internet (including public networks). Our security measures may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information to gain access to our customers’ data, our data, or our IT systems.
Such breaches and other incidents can result in a risk of unauthorized, unlawful, or inappropriate access to, denial of access to, disclosure of, or loss of our customers’ or our sensitive, proprietary, and confidential information, as well as damage to our IT systems and our ability to make required reporting and disclosures as a public company. An actual or perceived security breach or similar incident could adversely affect our operating results and financial condition due to loss of confidence in the security of our products, or result in damage to our reputation, early termination of contracts, decline in sales, disruption to our operations, litigation, regulatory investigations and penalties, or other liabilities.
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
Our SaaS hosting network infrastructure is a critical part of our business operations. Our customers access our people development solution through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we currently rely on four third-party data center hosting facilities, which we lease, and the expertise of members of our engineering and software development teams for the continued performance of our solution. We are in the process of migrating our solution from our leased data center hosting facilities to public cloud third-party data center providers. After we complete this migration, we will rely extensively on these public cloud providers to provide our customers and their users with fast and reliable access to our products. Any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of the public cloud providers could harm our reputation, business, and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:
•human error;
•security breaches;
•telecommunications outages from third-party providers;
•computer viruses;
•acts of terrorism, sabotage or other intentional acts of vandalism, including cyber attacks;
•unforeseen interruption or damages experienced in moving hardware to a new location;
•fire, earthquake, flood, and other natural disasters; and
•power loss.
Although we generally back-up our customer databases hourly, store our data in more than one geographically distinct location at least weekly, and perform real-time mirroring of data to disaster recovery locations, we do not currently offer immediate access to disaster recovery locations in the event of a disaster or major outage. Thus, in the event of any of the factors described above, or certain other failures of our computing infrastructure, customers may not be able to access their data for 24 hours or more and there is a remote chance that customer data from recent transactions may be permanently lost or otherwise compromised. In addition, we may not have adequate insurance coverage to compensate for losses from a major interruption. Moreover, some of our agreements include performance guarantees and service level standards that obligate us to provide credits, refunds, or termination rights in the event of a significant disruption in our SaaS hosting network infrastructure or other technical problems that relate to the functionality or design of our solution.
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
Defects in our solution could adversely affect our reputation, result in significant costs to us and impair our ability to sell our products in the future. The costs incurred in correcting any product defects may be substantial and could adversely affect our operating results. Although we continually test our products for defects and work with customers through our customer support organization to identify and correct errors, defects in our products are likely to occur in the future. Any defects that cause interruptions to the availability of our products could result in:
•lost or delayed market acceptance and sales of our products;
•early termination of customer agreements or loss of customers;
•credits or refunds to customers;
•product liability suits against us;
•diversion of development resources;
•injury to our reputation; and
•increased maintenance and warranty costs.
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
Failure to effectively retain and continue to increase the productivity of our direct sales teams and develop and expand our indirect sales channel will impede our growth.
We will need to continue to increase the productivity of and expand our sales and marketing infrastructure in order to grow our customer base and our business. We may engage additional third-party distributors, both domestically and internationally. Identifying, recruiting, and training these people and entities will require significant time, expense, and attention. Our business will be seriously harmed and our financial resources will be wasted if our efforts to expand our indirect sales channels do not generate a corresponding increase in revenue, and we may be required to sacrifice near-term growth and divert management attention in order to restructure our direct sales teams. In particular, if we are unable to achieve our expected productivity increases, we may not be able to significantly increase our revenue, profitability, and/or free cash flows. Due to the COVID-19 pandemic, we have suspended non-essential business-related travel and a significant portion of our employees are now working from home which limits the ability of our sales team to visit customers and prospects. This may affect our business, financial condition, or operating results.
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
In addition, because our products are designed to operate on a variety of network, hardware, and software platforms using Internet tools and protocols, we will need to continuously modify and enhance our products to keep pace with changes in internet-related hardware, software, communication, browser, and database technologies. If we are unable to respond in a timely and cost-effective manner to these rapid technological developments, our products may become less marketable and less competitive or obsolete, and our operating results may be negatively impacted.
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
We anticipate that we will continue to depend on various third-party relationships in order to grow our business. In addition to growing our indirect sales channels, we intend to pursue additional relationships with other third parties, such as technology and content providers and implementation consultants. Identifying, negotiating, and documenting relationships with third parties requires significant time and resources, as does integrating third-party content and technology. Our agreements with distributors and providers of technology, content, and consulting services are typically non-exclusive and do not prohibit them from working with our competitors or from offering competing services. Our competitors may be effective in providing incentives to third parties to favor their products or services or to prevent or reduce subscriptions to our products. In addition, these distributors and providers may not perform as expected under our agreements, and we have had and may in the future have, disagreements or disputes with such distributors and providers, which could negatively affect our brand and reputation. A global economic slowdown could also adversely affect the businesses of our distributors and it is possible that they may not be able to devote the resources we expect to our relationships with such distributors.
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
We plan our expenses based on certain assumptions about the length and variability of our sales cycle. If our sales cycle becomes longer or more variable, our results may be adversely affected. Our sales cycle generally varies in duration from two to nine months and, in some cases, much longer depending on the size of the potential customer. Factors that may influence the length and variability of our sales cycle include among others:
•the need to educate potential customers about the uses and benefits of our products;
•the relatively long duration of the commitment customers make in their agreements with us;
•the discretionary nature of potential customers’ purchasing and budget cycles and decisions;
•the competitive nature of potential customers’ evaluation and purchasing processes;
•the lengthy purchasing approval processes of potential customers;
•the evolving functionality demands of potential customers;
•fluctuations in the people development needs of potential customers;
•announcements or planned introductions of new products by us or our competitors; and
•macroeconomic factors, such as the evolving COVID-19 pandemic.
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
Our corporate culture focuses on rapid innovation, teamwork, and attention to customer success, all of which we believe have been central to our growth so far. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, which has placed, and may continue to place, significant demands on our operational, financial, and management resources. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions, and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
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
As a public company, we are obligated to maintain proper and effective internal control over financial reporting. If our internal control over financial reporting is ineffective, our financial reporting may not be accurate, complete, and timely and our auditors may be unable to attest to its effectiveness when required, thus adversely affecting investor confidence in our company.
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
We have incurred and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Further, to the extent we acquire other businesses, such as Saba, a privately held company we acquired in April 2020, during the course of integration we may find that the acquired company did not have a sufficiently robust system of internal controls and we may discover significant deficiencies or material weaknesses. Failure of our internal controls over financial reporting could cause our financial reporting to be inaccurate, incomplete, or delayed. Moreover, even if there is no inaccuracy, incompletion, or delay of reporting results, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control environment is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock and our ability to meet the applicable covenants in our credit agreement.

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
We have in the past implemented headcount-related restructuring measures, and in the future it may become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, which could adversely affect our ability to execute our business strategy. Additionally, any future restructuring may have other consequences, such as attrition beyond the planned reduction in workforce, a negative effect on employee morale and productivity, or a reduction in our ability to attract and retain highly skilled employees.
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
Our forecasts are subject to significant uncertainty and are based on assumptions and estimates which may not prove to be accurate. These assumptions and estimates include the timing and value of agreements with our customers, variability in the service delivery periods for our customers, impact of foreign currency exchange rate fluctuations and expected growth in our market, the current state of the economy at large, and related costs to support the growth of our business. Our assumptions and estimates related to our business growth and profitability, including the performance of our core business and emerging businesses and the demand for our products in the Americas, EMEA, and APJ and other regions, may prove to be inaccurate. Even if the markets experience the forecasted growth, we may not grow our business at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties.
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
Providing organizations with applications to address their people development challenges through integrated, comprehensive SaaS products is a developing market that is still evolving. Some of our current competitors offer their products or services at a lower price or on different billing terms, which has resulted in pressures on our pricing and billing terms. Additionally, competitive dynamics may cause pricing levels, as well as billing terms and pricing models generally, to change further as the market matures and as existing and new market participants introduce new types of products and different approaches to enable organizations to address their people development needs. As a result, we may be forced to reduce the prices we charge for our products or the pricing model on which they are based, and may be unable to renew existing customer agreements or enter into new customer agreements at the same prices and upon the same terms that we have historically. If we are unable to maintain our pricing levels, billing terms, or pricing model, our operating results could be negatively impacted. In addition, pricing pressures, increased competition, and macroeconomic factors and events generally could result in reduced sales, reduced margins, losses or the failure of our products to achieve or maintain more widespread market acceptance, any of which could harm our business.
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
We currently have international offices in several countries, and we may expand our international operations into other countries in the future. If we invest substantial time and resources to expand our international operations and are unable to do so successfully, our business and operating results will suffer. Conducting our business internationally, particularly with expansion into countries in which we have limited experience, subjects us to a variety of risks that that we do not necessarily face to the same degree in the US. These risks may lead to a decreased demand for, or restrict our ability to sell or provide, our products, and include, among others:
•unexpected changes in regulatory requirements, taxes, trade laws, tariffs, export quotas, custom duties, or other trade restrictions;
•differing labor regulations;
•regulations relating to data security and the unauthorized use of, or access to, commercial and personal information;
•potential penalties or other adverse consequences for violations of anti-corruption, anti-bribery, and other similar laws and regulations, including the US Foreign Corrupt Practices Act (“FCPA”) and the UK Bribery Act;
•greater difficulty in supporting and localizing our products;
•unrest and/or changes in a specific country’s or region’s social, political, legal, health, or economic conditions, including in connection with the COVID-19 pandemic;

•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, controls, policies, benefits, and compliance programs;
•currency exchange rate fluctuations including any fluctuations caused by uncertainties following Brexit;
•limited or unfavorable intellectual property protection;
•competition with companies or other services that understand local markets better than we do;
•increased financial accounting and reporting burdens, and complexities associated with implementing and maintaining adequate internal controls; and
•restrictions on repatriation of earnings.
Our operations could be materially affected by changes in domestic and foreign economic, political, or legal conditions. For example, following a referendum in 2016, the UK left the EU on January 31, 2020, generally referred to as the Brexit Date. We are continuing to monitor developments related to Brexit, which could have significant implications for our business. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK will be subject to a transition period, which is currently scheduled to last until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the UK and the EU are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The political and economic instability created by Brexit has also caused and may continue to cause significant volatility in global financial markets and the value of the British pound currency or other currencies, including the euro, and due to our legal structure, any fluctuations in the exchange rates of the British pound may be particularly impactful.
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
We sell to US federal and state and foreign governmental agency customers, and we may increase sales to government entities in the future. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:
•Selling to governmental entities can be more competitive, expensive and time-consuming than selling to private entities, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale;
•Government certification requirements may change, or we may lose one or more government certifications, such as the Federal Risk and Authorization Management Program, and in doing so restrict our ability to sell into the government sector until we have attained revised certificates;
•Governmental entities may have significant leverage in negotiations, thereby enabling such entities to demand contract terms that differ from what we generally agree to in our standard agreements, including, for example, most favored nation clauses and terms allowing contract termination for convenience;
•Government demand and payment for our products may be influenced by public sector budgetary cycles and funding authorizations, with funding reductions or delays, resulting from the COVID-19 pandemic or otherwise, having an adverse impact on public sector demand for our products; and
•Government contracts are generally subject to audits and investigations, which we have limited experience with, potentially resulting in termination of contracts, refund of a portion of fees received, forfeiture of profits, suspension of payments, fines, and suspensions or debarment from future government business.
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
We have a history of losses. We experienced net losses of $4.1 million, $33.8 million, and $61.3 million in 2019, 2018, and 2017, respectively. At March 31, 2020, our accumulated deficit was $538.5 million and total stockholders’ equity was $181.3 million. Although our operating losses have decreased in each of the last three years, it is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business. Our expenses include among others, sales and marketing, research and development, consulting and support services, costs related to our acquisitions and the integration of businesses we acquire, and other costs related to the development, marketing, and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
At March 31, 2020, we had $456.2 million in cash and cash equivalents. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market, and interest rate risks. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the acquisition of Saba and do not anticipate having a material investment portfolio for the foreseeable future.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition or results of operations.
New income, sales, use or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations or ordinances could be interpreted, changed, modified or applied adversely to us. For example, US federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the US tax laws. Future guidance from the US Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future US tax expense.

Our ability to use net operating loss carryforwards and certain other tax attributes to reduce future tax payments may be subject to limitations.
Our US federal net operating loss carryforwards generated in taxable years beginning before January 1, 2018, may be carried forward to offset future taxable income, if any, until such net operating loss carryforwards expire. Under the Tax Act, as modified by the CARES Act, US federal net operating losses incurred in taxable years beginning after December 31, 2017 may be carried forward indefinitely, but the deductibility of such US federal net operating losses in taxable years beginning after December 31, 2020 is limited to 80% of taxable income. It is uncertain if and to what extent various states will conform to the Tax Act or the CARES Act.
In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change” (generally defined as a greater than 50 percentage point change (by value) in its equity ownership over a three-year period), the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. We may therefore be limited in the portion of net operating loss carryforwards and other applicable tax attributes that we can use in the future to offset taxable income for US federal income tax purposes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.
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
The trading price of our common stock has at times been volatile and could continue to be subject to significant fluctuations in response to various factors, some of which are beyond our control. In addition, the stock market in general, and the market for technology companies in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the companies operating in such markets. The market price of our common stock may be similarly volatile, and investors in our common stock may experience a decrease in the value of their shares, including as a result of factors unrelated to our operating performance and prospects. The market price of our common stock could be subject to wide fluctuations in response to a number of factors, including:
•our operating performance and the performance of other similar companies;
•the financial or non-financial metric projections we provide to the public, including the failure of the projections to meet the expectations of securities analysts or investors, and any changes in these projections or our failure to meet or exceed these projections;
•the overall performance of the equity markets;
•developments with respect to intellectual property rights;
•publication of unfavorable research reports about us or our industry or withdrawal of research coverage by securities analysts;
•speculation in the press or investment community;
•the size of our public float;
•natural disasters, outbreaks of pandemic diseases (such as COVID-19), or terrorist acts;
•actual or perceived data security incidents that we or our service providers may suffer;
•announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures or capital commitments; and
•global economic, legal, and regulatory factors unrelated to our performance.
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
In August 2019, our board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”). As of March 31, 2020, we have repurchased an aggregate of $22.4 million in shares of our common stock under the 2019 Share Repurchase Program. Although our board of directors has authorized the 2019 Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The 2019 Share Repurchase Program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
Our certificate of incorporation, our bylaws, and Delaware law contain provisions that may have the effect of delaying or preventing a change in control of us or changes in our management. Our certificate of incorporation and our bylaws include provisions that:
•authorize “blank check” preferred stock, which could be issued by the board of directors without stockholder approval and may contain voting, liquidation, dividend, and other rights superior to our common stock;
•create a classified board of directors whose members serve staggered three-year terms, until the 2021 annual meeting of stockholders, at which point all directors will be elected for a one-year term;
•specify that special meetings of our stockholders can be called only by our board of directors, the chairperson of the board, the chief executive officer, or the president;
•establish an advance notice procedure for stockholder approvals to be brought before an annual meeting of our stockholders, including proposed nominations of persons for election to our board of directors;
•provide that our directors may be removed only for cause until the 2021 annual meeting of stockholders when all directors may be removed either with or without cause;
•provide that vacancies on our board of directors may be filled only by a majority vote of directors then in office, even though less than a quorum;
•specify that no stockholder is permitted to cumulate votes at any election of directors; and
•require supermajority votes of the holders of our common stock to amend specified provisions of our charter documents.
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
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Issuer Purchases of Equity Securities
During the three months ended March 31, 2020, no stock repurchases were made under our $150.0 million share repurchase program or otherwise. For information regarding our share repurchase program, refer to Note 9 - Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
ITEM 3.Defaults Upon Senior Securities
Not applicable.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Not applicable.

ITEM 6.Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1+	Purchase Agreement among Vector Talent Holdings, L.P., Cornerstone OnDemand, Inc., 1241593 B.C. LTD. and Cornerstone OnDemand UK Holdings Limited, dated February 24, 2020	8-K	001-35098	2.1	February 26, 2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35098	3.2	June 20, 2018
10.1	Third Amendment to the Investment Agreement by and among Cornerstone OnDemand, Inc. and Silver Lake Alpine, L.P. (f/k/a Silver Lake Credit Partners, L.P.)	8-K	001-35098	2.2	February 26, 2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
99.1	Commitment letter with Morgan Stanley Senior Funding, Inc., Bank of America, N.A., BofA Securities, Inc., Credit Suisse AG, Credit Suisse Loan Funding LLC, Deutsche Bank AG New York Branch, Deutsche Bank Securities Inc., and Jeffries Finance LLC dated February 24, 2020	8-K	001-35098	99.1	February 26, 2020
101.INS††	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH††	Inline XBRL Taxonomy Extension Schema Document
101.CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104††	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement
+	We have omitted the schedules to this exhibit in accordance with Regulation S-K Item 601(b)(2). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Brian L. Swartz
Brian L. Swartz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 11, 2020