Form 10-Q
period 2020-06-30
Cornerstone OnDemand Inc
filed 2020-08-10
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 5, 2020, the registrant had 64,341,208 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.Condensed Consolidated Financial Statements
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$136,492	$215,907
Short-term investments	—	201,579
Accounts receivable, net	166,644	131,105
Deferred commissions, current portion	36,299	33,215
Prepaid expenses and other current assets	36,464	30,512
Total current assets	375,899	612,318
Capitalized software development costs, net	51,088	50,023
Property and equipment, net	38,562	36,526
Operating right-of-use assets	83,527	72,944
Deferred commissions, net of current portion	71,826	74,563
Long-term investments	9,170	60,192
Intangible assets, net	480,572	9,440
Goodwill	961,602	47,453
Deferred tax assets	6,865	1,045
Other assets	10,183	1,597
Total assets	$2,089,294	$966,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,955	$3,803
Accrued expenses	94,265	78,075
Deferred revenue, current portion	362,356	339,522
Operating lease liabilities, current portion	15,051	7,235
Debt, current portion	7,535	—
Other liabilities	15,824	11,015
Total current liabilities	514,986	439,650
Debt, net of current portion	1,224,818	293,174
Deferred revenue, net of current portion	7,639	6,945
Operating lease liabilities, net of current portion	72,266	67,195
Deferred tax liabilities	22,785	—
Other liabilities, non-current	5,260	655
Total liabilities	1,847,754	807,619
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value	6	6
Additional paid-in capital	788,150	682,717
Accumulated deficit	(550,442)	(524,680)
Accumulated other comprehensive income	3,826	439
Total stockholders’ equity	241,540	158,482
Total liabilities and stockholders’ equity	$2,089,294	$966,101
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$184,358	$141,860	$334,494	$281,977
Cost of revenue	58,000	40,187	99,924	73,882
Gross profit	126,358	101,673	234,570	208,095
Operating expenses:
Sales and marketing	64,942	58,691	120,272	113,196
Research and development	28,338	24,337	52,423	52,083
General and administrative	25,620	22,239	50,345	45,179
Acquisition-related costs	20,093	—	26,904	—
Restructuring	9,733	—	9,733	—
Total operating expenses	148,726	105,267	259,677	210,458
Loss from operations	(22,368)	(3,594)	(25,107)	(2,363)
Other expense:
Interest expense	(18,219)	(5,378)	(23,720)	(10,744)
Other, net	(514)	1,081	(5,878)	2,474
Other expense, net	(18,733)	(4,297)	(29,598)	(8,270)
Loss before income tax provision	(41,101)	(7,891)	(54,705)	(10,633)
Income tax benefit (provision)	29,114	(914)	28,943	(1,636)
Net loss	$(11,987)	$(8,805)	$(25,762)	$(12,269)
Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.41)	$(0.21)
Weighted average common shares outstanding, basic and diluted	63,593	59,715	62,612	59,430
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(11,987)	$(8,805)	$(25,762)	$(12,269)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	277	1,022	3,610	1,191
Net change in unrealized gains (losses) on investments	—	13	(223)	185
Other comprehensive income, net of tax	277	1,035	3,387	1,376
Total comprehensive loss	$(11,710)	$(7,770)	$(22,375)	$(10,893)
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of March 31, 2020	62,512	$6	$716,158	$(538,455)	$3,549	$181,258
Issuance of common stock upon the exercise of options	5	—	107	—	—	107
Vesting of restricted stock units	303	—	—	—	—	—
Shares issued under employee stock purchase plan	130	—	4,370	—	—	4,370
Stock-based compensation	—	—	16,028	—	—	16,028
Common stock issued in acquisition	1,110	—	32,889	—	—	32,889
Modification of Convertible Notes	—	—	18,598	—	—	18,598
Net loss	—	—	—	(11,987)	—	(11,987)
Other comprehensive income, net of tax	—	—	—	—	277	277
Balance as of June 30, 2020	64,060	$6	$788,150	$(550,442)	$3,826	$241,540

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2019	61,038	$6	$682,717	$(524,680)	$439	$158,482
Issuance of common stock upon the exercise of options	704	—	8,188	—	—	8,188
Vesting of restricted stock units	1,078	—	—	—	—	—
Shares issued under employee stock purchase plan	130	—	4,370	—	—	4,370
Stock-based compensation	—	—	41,388	—	—	41,388
Common stock issued in acquisition	1,110	—	32,889	—	—	32,889
Modification of Convertible Notes	—	—	18,598	—	—	18,598
Net loss	—	—	—	(25,762)	—	(25,762)
Other comprehensive income, net of tax	—	—	—	—	3,387	3,387
Balance as of June 30, 2020	64,060	$6	$788,150	$(550,442)	$3,826	$241,540
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of March 31, 2019	59,407	$6	$608,168	$(524,090)	$817	$84,901
Issuance of common stock upon the exercise of options	141	—	5,163	—	—	5,163
Vesting of restricted stock units	339	—	—	—	—	—
Shares issued under employee stock purchase plan	90	—	3,927	—	—	3,927
Stock-based compensation	—	—	20,512	—	—	20,512
Net loss	—	—	—	(8,805)	—	(8,805)
Other comprehensive income, net of tax	—	—	—	—	1,035	1,035
Balance as of June 30, 2019	59,977	$6	$637,770	$(532,895)	$1,852	$106,733

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2018	58,886	$6	$585,387	$(520,626)	$476	$65,243
Issuance of common stock upon the exercise of options	270	—	10,147	—	—	10,147
Vesting of restricted stock units	731	—	—	—	—	—
Shares issued under employee stock purchase plan	90	—	3,927	—	—	3,927
Stock-based compensation	—	—	38,309	—	—	38,309
Net loss	—	—	—	(12,269)	—	(12,269)
Other comprehensive income, net of tax	—	—	—	—	1,376	1,376
Balance as of June 30, 2019	59,977	$6	$637,770	$(532,895)	$1,852	$106,733
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(25,762)	$(12,269)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	43,159	20,034
Accretion of debt discount and amortization of debt issuance costs	4,687	2,543
Amortization (accretion) of purchased investment premium or discount, net	41	(725)
Net foreign currency and other loss	7,990	1,115
Stock-based compensation expense	37,273	36,196
Deferred income taxes	(30,636)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,334	21,874
Deferred commissions	(3,204)	(8,730)
Prepaid expenses and other assets	9,320	6,954
Accounts payable	3,798	1,606
Accrued expenses	2,493	(9,719)
Deferred revenue	(42,911)	(32,574)
Other liabilities	1,180	2,172
Net cash provided by operating activities	28,762	28,477
Cash flows from investing activities
Purchases of marketable investments	(20,419)	(82)
Maturities and sales of investments	272,173	197,774
Capital expenditures	(2,275)	(9,274)
Capitalized software costs	(13,524)	(14,127)
Cash paid for acquisitions, net of cash acquired	(1,298,172)	—
Net cash (used in) provided by investing activities	(1,062,217)	174,291
Cash flows from financing activities
Proceeds from term loan debt, net of discount	979,582	—
Payments of debt issuance and modification costs	(30,268)	—
Proceeds from employee stock plans	12,627	14,211
Payment of tax withholdings for employee stock plans	—	(5,469)
Net cash provided by financing activities	961,941	8,742
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,788)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(74,302)	211,510
Cash, cash equivalents, and restricted cash at beginning of period	215,907	183,596
Cash, cash equivalents, and restricted cash at end of period	$141,605	$395,106
Supplemental cash flow data
Cash paid for interest	$8,684	$8,731
Cash paid for income taxes	2,543	970
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$1,702
Capitalized assets financed by accounts payable and accrued expenses	275	2,728
Capitalized stock-based compensation	4,115	2,113
Issuance of common stock for partial consideration for acquisition	32,889	—
Increase in debt discount as a result of modification of Convertible Notes	18,598	—

	As of June 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$136,492	$395,106
Restricted cash included in other assets, net	1,276	—
Restricted cash included in prepaid expenses and other current assets	3,837	—
Total cash, cash equivalents, and restricted cash	$141,605	$395,106
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
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregated and consolidated basis to the Company’s chief executive officer, who is the Company’s chief operating decision maker.
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
Results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, for any other interim period, or for any other future year. Certain prior period balances have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted the requirements of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using a modified retrospective method of adoption. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2020 presented under ASU 2016-13, while prior period amounts and disclosures were not adjusted and continue to be reported under the accounting standards in effect for the prior period. ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology, referred to as current expected credit loss (“CECL”), for financial instruments, including accounts receivables. The cumulative effect of adopting ASU 2016-13 did not have a material impact on the Company's accumulated deficit as of January 1, 2020. The Company's expected loss allowance methodology for accounts receivable is developed using historical collection experience, current receivables aging, consideration of current conditions, and other relevant data.
On January 1, 2020, the Company adopted the requirements of Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), using a prospective method of adoption. ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The adoption did not have a material impact on the Company’s condensed consolidated financial statements.
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
2. BUSINESS COMBINATIONS
Saba
On April 22, 2020, the Company acquired 100% of the equity interests of the direct and indirect subsidiaries of Vector Talent Holdings, L.P., including Saba Software, Inc. (such subsidiaries, collectively, “Saba”), to expand its cloud-based learning, talent management, and talent experience software offerings. The Company acquired Saba for an aggregate purchase price of $1.313 billion, consisting of $1.280 billion in cash (net of cash acquired) and 1,110,352 shares of the Company's common stock with an aggregate value of $32.9 million. The acquisition was financed with a combination of cash on hand and proceeds from new borrowings (refer to Note 3 – Debt for further details). Under the terms of the purchase agreement, the final consideration is subject to certain adjustments based on a determination of closing net working capital and net indebtedness (as defined in the purchase agreement). The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the acquired workforce and synergies expected to arise after the acquisition, including future technologies and customers of the combined business. The final allocation of purchase consideration to assets and liabilities, remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date).

The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. During the three months ended June 30, 2020, Saba contributed $29.4 million to revenue. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as a result of the acquisition of Saba (in thousands):

Cash and cash equivalents	$49,471
Accounts receivable	58,764
Prepaid expenses and other current assets	13,020
Property and equipment	9,446
Operating right-of-use assets	16,700
Intangible assets	481,000
Goodwill	905,498
Other assets	2,698
Total assets	1,536,597
Accounts payable and accrued expenses	28,978
Deferred revenue	69,940
Operating lease liabilities	16,532
Deferred tax liabilities, net	46,472
Other liabilities	12,782
Total liabilities	174,704
Total purchase consideration	$1,361,893

Identifiable Intangible Assets
The following table provides the preliminary valuation of the Saba intangible assets, along with their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$294,800	11
Customer contracts	58,500	2
Developed technology	120,500	3 – 5
Trade names, trademarks, and domain names	7,200	3
Total	$481,000

The identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives to sales and marketing for customer-related intangible assets, cost of revenue for developed technology intangible assets, and general and administrative expense for all other intangible assets. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to estimated future subscription revenue and related profit margins; costs anticipated to fulfill remaining acquired performance obligations and related profit margins; customer retention rates; technology migration curves; royalty rates; discount rates; and economic lives assigned to acquired intangible assets.

Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma results for the three and six months ended June 30, 2020 and 2019. The unaudited pro forma financial information combines the results of operations of Cornerstone OnDemand and Saba as though the companies had been combined as of January 1, 2019. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below include adjustments for amortization of identifiable intangible assets, interest expense related to debt financing, and related tax effects (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$220,574	$206,703	$439,538	$409,300
Net loss	(22,947)	(32,911)	(60,193)	(59,671)

Clustree
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
The Company's preliminary allocation of the total purchase consideration as of January 24, 2020 is summarized below:

Fair Value (in thousands)
Tangible assets	$1,275
Intangible assets – developed technology	9,800
Intangible assets – customer relationships	800
Goodwill	8,875
Deferred tax liabilities	(1,020)
Accounts payable and accrued expenses	(755)
Deferred revenue	(336)
Net assets acquired	$18,639

The intangible assets related to developed technology and customer relationships are amortized on a straight-line basis over three years to cost of revenue and two years to sales and marketing expense, respectively.
Pro forma results of operations related to the acquisition of Clustree have not been presented as the impact of the acquisition is not material to the Company’s financial results.
Acquisition-related costs for both Saba and Clustree primarily consisted of external fees for advisory, legal, and other professional services, and totaled approximately $20.1 million and $26.9 million, for the three and six months ended June 30, 2020, respectively. These costs were expensed as incurred and recorded in acquisition-related costs in the condensed consolidated statements of operations.

3. DEBT
Term Loan B and Revolving Credit Facility
On April 22, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (“Agent”), which provided for a seven-year senior secured term loan B facility (the “Term Loan Facility”) in an aggregate principal amount of $1.0047 billion for a purchase price equal to 97.5% of the principal amount. Principal payments are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. In addition, the Company entered into a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150.0 million, of which $43.8 million remained available at June 30, 2020. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (as defined below) and letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR for an interest period of one month, plus an applicable margin of 4.25%, with a 0.00% LIBOR floor. Interest is payable on a quarterly basis.
The net carrying amounts of the components of the Term Loan Facility consist of the following (in thousands):

June 30, 2020
Principal amount	$1,004,700
Unamortized debt discount	(24,419)
Unamortized debt issuance costs	(22,661)
Net carrying value	$957,620

The effective interest rate is 6.1% for the Term Loan Facility as of June 30, 2020.
The following table presents the interest expense recognized related to the Term Loan Facility (in thousands):

Three Months Ended
June 30, 2020
Contractual interest expense	$10,298
Accretion of debt discount	699
Amortization of debt issuance costs	663
Total	$11,660

Undrawn amounts under the Revolving Credit Facility accrue a commitment fee at an initial per annum rate of 0.50% subject to certain adjustments, beginning July 1, 2020. In addition to the unused commitment fee, the Company is required to pay certain letter of credit and related fronting fees and other administrative fees. The Company did not draw any amounts under the Revolving Credit Facility as of June 30, 2020.
The Term Loan Facility, Revolving Credit Facility, and Convertible Notes (as discussed below) contain customary covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets, and make certain payments, including share repurchases and dividends. As of June 30, 2020, the Company was in compliance with all financial covenants.

Convertible Notes
In 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount. The Company received net proceeds of $284.9 million, net of a discount of $6.0 million and issuance costs of $9.1 million. The debt discount is being accreted to interest expense over the term of the Convertible Notes using the effective interest method. The issuance costs were deferred and are being amortized to interest expense over the term of the Convertible Notes using the effective interest method. Interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2018.
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
The holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the notes being repurchased, plus the remaining scheduled interest through and including the maturity date, upon a fundamental change and events of default, including non-payment of interest or principal and other obligations.
On April 20, 2020, the Company amended the indenture to the Convertible Notes with US Bank National Association, as trustee (the “Supplemental Indenture”). Upon the completion of the acquisition of Saba on April 22, 2020, the Supplemental Indenture became effective, which permitted the Company to incur additional indebtedness and extended the maturity date of the Convertible Notes from July 1, 2021 to March 17, 2023. In connection with this amendment, the Company paid approximately $3.4 million in consent and other fees to the holders of the Convertible Notes which were capitalized as debt issuance costs. As part of the amendment, the Company applied modification accounting as the criteria requiring extinguishment accounting were not met. As a result of the modification accounting, the fair value of the conversion feature increased by $18.6 million. This increase in fair value was recorded as a debt discount with a corresponding increase to additional paid-in capital. The Company will accrete the debt discount related to the conversion feature and amortize the debt issuance costs related to consent and other fees, including the previously unaccreted and unamortized amounts, to interest expense over the remaining term of the Convertible Notes.
The net carrying amounts of the liability components of the Convertible Notes consist of the following (in thousands):

	June 30, 2020	December 31, 2019
Principal amount	$300,000	$300,000
Unaccreted debt discount	(19,358)	(2,691)
Unamortized debt issuance costs	(6,282)	(4,135)
Net carrying value	$274,360	$293,174
The effective interest rate of the liability component is 9.5% for the Convertible Notes.
The following table presents the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Contractual interest expense	$4,313	$4,313	$8,626	$8,626
Accretion of debt discount	1,499	411	1,930	815
Amortization of debt issuance costs	593	632	1,256	1,255
Total	$6,405	$5,356	$11,812	$10,696

4. NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net loss	$(11,987)	$(8,805)	$(25,762)	$(12,269)
Net loss per share, basic and diluted	$(0.19)	$(0.15)	$(0.41)	$(0.21)
Weighted-average shares of common stock outstanding, basic and diluted	63,593	59,715	62,612	59,430

The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. The following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	June 30,
	2020	2019
Options to purchase common stock, restricted stock units, and performance-based restricted stock units	8,947	10,199
Shares issuable pursuant to employee stock purchase plan	152	103
Convertible notes	7,143	7,143
Total shares excluded from net loss per share	16,242	17,445

5. CASH AND INVESTMENTS
The Company’s investments in marketable and non-marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
As of June 30, 2020, the Company did not have any marketable investments. The following is a summary of cash and marketable investments, including those that meet the definition of a cash equivalent, as of December 31, 2019 (in thousands):

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

Unrealized gains and losses on investments were not significant individually or in aggregate as of June 30, 2020 and December 31, 2019. Realized gains and losses for sales of investments during the three months ended June 30, 2020 and 2019 were not significant. During the six months ended June 30, 2020, the Company recognized a $1.9 million loss on the sale of available-for-sale securities. Realized gains and losses for sales of investments during the six months ended June 30, 2019 were not significant.
The Company’s long-term investments are composed of the following (in thousands):

	June 30, 2020	December 31, 2019
Long-term marketable investments	$—	$50,442
Non-marketable investments	9,170	9,750
Total long-term investments	$9,170	$60,192

The Company’s non-marketable investments are composed of the following (in thousands):

	June 30, 2020	December 31, 2019
Accounted for at cost, adjusted for observable price changes	$1,750	$1,750
Accounted for using the equity method	7,420	8,000
Total non-marketable investments	$9,170	$9,750

6. INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets (dollars in thousands):

		June 30, 2020			December 31, 2019
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	3.2	$140,153	$(12,899)	$127,254	$39,984	$(34,268)	$5,716
Content library	3.8	4,700	(1,405)	3,295	4,700	(976)	3,724
Customer relationships	10.7	295,545	(5,235)	290,310	—	—	—
Customer contracts	1.8	58,491	(5,524)	52,967	—	—	—
Trade names, trademarks, and domain names	2.8	7,199	(453)	6,746	—	—	—
Total		$506,088	$(25,516)	$480,572	$44,684	$(35,244)	$9,440

During the first quarter of 2020, the gross carrying amount and accumulated amortization of fully amortized intangible assets were written off. Amortization of customer relationships and customer contracts is recorded in sales and marketing expense in the accompanying condensed consolidated statements of operations; amortization of trade names, trademarks, and domain names is recorded in general and administration expense; amortization for all other finite-lived intangibles is recorded in cost of revenue. Total amortization expense was $18.5 million and $20.2 million for the three and six months ended June 30, 2020, respectively. Total amortization expense was $1.0 million and $2.3 million for the three and six months ended June 30, 2019, respectively.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of June 30, 2020 (in thousands):

2020 - remaining period	$48,311
2021	94,942
2022	71,866
2023	50,016
2024	42,224
Thereafter	173,213
Estimated remaining amortization expense	$480,572

The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company does not believe an impairment trigger occurred which would impact the recoverability of the carrying values as of June 30, 2020. There were no impairment charges related to identifiable intangible assets for the six months ended June 30, 2020 and 2019.
Goodwill
The following table presents the carrying amount of goodwill (in thousands):

Balance as of December 31, 2019	$47,453
Goodwill resulting from acquisitions	914,373
Effect of foreign currency translation	(224)
Balance as of June 30, 2020	$961,602

7. RESTRUCTURING COSTS
On June 2, 2020, the Company announced workforce reductions as part of the Company’s integration plan to achieve its synergy targets associated with the acquisition of Saba. The cost of this workforce reduction is primarily composed of severance payments and termination benefits and the workforce reduction is expected to be substantially complete by the fourth quarter of 2020. All liabilities for severance and related benefits are included in accrued expenses in the condensed consolidated balance sheets.
The following tables present activity for the Company's restructuring plan:

Severance and Related Benefits
(in thousands)
Restructuring charges	$9,525
Non-cash charges	208
Total restructuring expense	$9,733

Restructuring liability balance as of December 31, 2019	$—
Restructuring charges	9,525
Cash payments	(3,296)
Effect of foreign currency translation	(13)
Restructuring liability balance as of June 30, 2020	$6,216

8. OTHER BALANCE SHEET AMOUNTS
Property and Equipment, net
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	June 30, 2020	December 31, 2019
Computer equipment and software	1 – 5 years	$64,651	$57,482
Furniture and fixtures	7 years	6,791	6,096
Leasehold improvements	1 – 6 years	25,019	22,800
Total property and equipment		96,461	86,378
Less: accumulated depreciation and amortization		(57,899)	(49,852)
Total property and equipment, net		$38,562	$36,526

Depreciation expense was $5.8 million and $3.0 million for the three months ended June 30, 2020 and 2019 and $8.9 million and $5.7 million for the six months ended June 30, 2020 and 2019, respectively.
Accrued Expenses
The balance of accrued expenses is as follows (in thousands):

	June 30, 2020	December 31, 2019
Accrued compensation	$42,877	$33,626
Accrued commissions	11,603	18,834
Accrued interest	18,923	8,625
Other accrued expenses	20,862	16,990
Total accrued expenses	$94,265	$78,075

Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. These deferred commissions are then amortized over the related benefit period. For the three months ended June 30, 2020 and 2019, the Company recognized $9.9 million and $8.7 million in commissions expense, respectively. For the six months ended June 30, 2020 and 2019, the Company recognized $19.0 million and $17.4 million in commissions expense, respectively. These expenses were recorded in sales and marketing expense.
9. FAIR VALUE OF FINANCIAL INSTRUMENTS
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs
Assets and liabilities measured at fair value on a recurring basis included the following (in thousands):

	June 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$—	$—	$—	$—	$148,089	$148,089	$—	$—
Corporate bonds	—	—	—	—	122,648	—	122,648	—
Agency bonds	—	—	—	—	3,968	—	3,968	—
US treasury securities	—	—	—	—	70,089	—	70,089	—
Commercial paper	—	—	—	—	23,828	—	23,828	—
Certificate of deposit	—	—	—	—	3,937	3,937	—	—
Asset-backed securities	—	—	—	—	27,551	—	27,551	—
Foreign currency forward contracts	256	—	256	—	—	—	—	—
Total	$256	$—	$256	$—	$400,110	$152,026	$248,084	$—

At June 30, 2020, the Company had no cash equivalents measured at fair value on a recurring basis. At December 31, 2019, cash equivalents of $148.1 million consisted of money market funds with original maturity dates of three months or less backed by US Treasury bills, as well as corporate bonds, agency bonds, commercial paper, certificates of deposit, and US treasury securities.
At June 30, 2020, foreign currency forward contracts were classified within Level 2 of the fair value hierarchy and were valued based on quoted foreign exchange rates. The aggregate notional value of these contracts outstanding at June 30, 2020 was $11.0 million. The forward contracts are to exchange US dollars for Canadian dollars, have a maturity of less than one year, and are not used for speculative purposes. These contracts are used to manage the Company's exposure to foreign exchange rate risk related to operating expenses incurred in Canadian dollars. The contracts are re-measured to fair value at the end of each reporting period and are not designated as hedging instruments under applicable accounting guidance; therefore, changes in fair value of these contracts are recorded in other, net in the condensed consolidated statements of operations.
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

Convertible Notes
The Company’s Convertible Notes, as described in Note 3 – Debt, are presented in the accompanying condensed consolidated balance sheets at their original issuance value, net of unaccreted debt discount and unamortized debt issuance costs, and are not remeasured to fair value each period. The approximate fair value of the Company’s Convertible Notes as of June 30, 2020 was $365.9 million. The fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was estimated on the basis of the current equity value implicit in the instrument.
10. STOCKHOLDERS’ EQUITY
Common Stock
As of June 30, 2020 and December 31, 2019 there were 1,000,000,000 shares of common stock authorized. As of June 30, 2020 and December 31, 2019 there were 64,059,877 and 61,037,517 shares issued and outstanding, respectively.
Share Repurchase Programs
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program is set to terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. At July 1, 2020, $127.6 million remained available for repurchase of shares under the 2019 Share Repurchase Program. There were no share repurchases under the 2019 Share Repurchase Program during the three and six months ended June 30, 2020.
11. STOCK-BASED AWARDS
Stock Options
Stock option activity is summarized as follows (in thousands, except per share and term information):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding, December 31, 2019	2,851	$30.97	3.1	$78,580
Exercised	(704)	11.58
Forfeited	(162)	41.94
Outstanding, June 30, 2020	1,985	$36.96	3.1	$12,688

Exercisable at June 30, 2020	1,985	$36.96	3.1	$12,688
Vested and expected to vest at June 30, 2020	1,985	$36.96	3.1	$12,688

[1] Based on the Company’s closing stock price of $38.56 on June 30, 2020 and $58.55 on December 31, 2019.
There were no stock options granted during the three and six months ended June 30, 2020 and 2019.
Restricted Stock Units
Restricted stock unit (“RSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019	3,756	$47.76
Granted	1,943	34.29
Forfeited	(131)	50.02
Vested	(1,078)	43.80
Unvested shares at June 30, 2020	4,490	$42.81

Unrecognized compensation expense related to unvested RSUs was $145.8 million at June 30, 2020, which is expected to be recognized over a weighted-average period of 2.7 years.

Performance-Based Restricted Stock Units
Performance-based restricted stock unit (“PRSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019[1]	1,752	$44.21
Granted	720	36.06
Unvested shares at June 30, 2020[1]	2,472	$41.83
[1] Assumes maximum achievement of the specified financial targets.

Unrecognized compensation expense related to unvested PRSUs was $18.6 million at June 30, 2020, which is expected to be recognized over a weighted-average period of 1.8 years.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted semi-annually for six month offering periods each June and December. Under the ESPP, 4,326,341 shares remained available for issuance at June 30, 2020. During the three months ended June 30, 2020, 130,177 shares were purchased under the ESPP.
Stock-Based Compensation
Stock-based compensation expense is reflected in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cost of revenue	$2,122	$1,786	$4,823	$2,922
Sales and marketing	5,628	6,809	14,212	12,856
Research and development	2,724	4,319	7,524	8,515
General and administrative	3,421	6,237	10,506	11,903
Restructuring	208	—	208	—
Total	$14,103	$19,151	$37,273	$36,196

12. INCOME TAXES
The Company’s income tax benefit was approximately $29.1 million and $28.9 million with an effective income tax rate of 70.8% and 52.9% for the three and six months ended June 30, 2020. The Company’s income tax provision was approximately $0.9 million and $1.6 million with an effective income tax rate of (11.6)% and (15.4)% for the three and six months ended June 30, 2019, respectively. The Company’s effective tax rate differs from the US statutory rate of 21% primarily due to the change in the valuation allowance on the Company’s deferred tax assets and income taxes in foreign jurisdictions with no valuation allowances. In connection with the acquisition of Saba, the Company recorded excess deferred tax liabilities that provided a source of future income. This resulted in a partial change in judgment as to the realizability of the Company's US federal and state deferred tax assets. Consequently, the Company determined that a portion of its existing deferred tax assets were more likely than not to be realized and recognized a discrete income tax benefit of approximately $26.7 million during the three months ended June 30, 2020.
The income tax provision is related to domestic income, certain foreign income, and withholding taxes. The Company does not have a material tax provision in significant jurisdictions in which it operates, such as the United States and United Kingdom, as it has historically generated losses. The Company has recorded a full valuation allowance against its net deferred tax assets and the Company does not currently anticipate recording an income tax benefit related to these deferred tax assets or current year losses other than the amount stated above.

The Company computed income taxes for the quarter ended June 30, 2020 using the discrete method, applying the actual year-to date effective tax rate to pre-tax income or loss. The Company believes this method yields a more reliable income tax calculation for the period than the estimated annual effective tax rate method. The estimated annual effective tax rate method is not reasonable for the Company due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.
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
As of June 30, 2020, the Company recorded an increase in its uncertain tax positions in the amount of $5.5 million, including interest and penalties, related to the acquisition of Saba.
13. COMMITMENTS AND CONTINGENCIES
Commitments
In March 2020, the Company entered into an agreement with a provider of cloud computing services under which the Company will pay $84.6 million over approximately seven years.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at June 30, 2020 and December 31, 2019 were $9.3 million and $8.3 million, respectively.
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

14. LEASES
The Company has various non-cancelable operating leases for its offices and data centers. These arrangements have remaining lease terms ranging from one to 12 years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term, generally from one to five years.
The components of lease cost related to the Company's operating leases is as follows:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Operating lease cost	$8,843	$7,632
Sublease income	(2,044)	(1,685)
Net lease cost	$6,799	$5,947

Supplemental cash flow information related to leases, including leases acquired in business combinations, is as follows:

	Six Months Ended
	June 30,
	2020	2019
	(in thousands)
Cash paid for operating leases	$6,402	$5,700
Right-of-use assets obtained in exchange for lease obligations	17,762	5,452

Supplemental balance sheet information related to the Company's operating leases is as follows:

	June 30, 2020	December 31, 2019
Weighted-average remaining lease term	4.5 years	6.0 years
Weighted-average incremental borrowing rate	3.5%	3.3%

Maturities of the Company’s operating lease liabilities at June 30, 2020 are as follows (in thousands):

2020 – remaining period	$11,889
2021	20,502
2022	19,585
2023	18,503
2024	9,195
Thereafter	22,595
Total lease payments	102,269
Less: Imputed interest[1]	(14,952)
Present value of operating lease liabilities	$87,317
[1] Calculated using the incremental borrowing rate for each lease.

15. REVENUE, DEFERRED REVENUE, AND REMAINING PERFORMANCE OBLIGATIONS
Disaggregation of Revenue
The following table sets forth the Company's sources of revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Subscription revenue	$177,217	$132,562	$321,638	$263,818
Professional services revenue	7,141	9,298	12,856	18,159
Total revenue	$184,358	$141,860	$334,494	$281,977

Revenue by geographic region, which is generally based on the address of the Company's customers as defined in their master subscription agreements, is set forth below (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
United States	$119,385	$92,681	$217,303	$183,278
All other countries	64,973	49,179	117,191	98,699
Total revenue	$184,358	$141,860	$334,494	$281,977

Deferred Revenue
The Company recognized $138.6 million and $126.0 million of revenue during the three months ended June 30, 2020 and 2019, respectively, that was included in the deferred revenue balances as of March 31, 2020 and 2019, respectively. The Company recognized $243.2 million and $221.5 million of revenue during the six months ended June 30, 2020 and 2019, respectively, that was included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2020, approximately $1.101 billion of revenue is expected to be recognized from remaining performance obligations. This amount mainly comprises subscription revenue, with no material amounts attributable to professional services and other revenue. The Company expects to recognize revenue on approximately 70% of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancellable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
16. RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of people development technology including the Company’s products. The Company’s founder and co-chairman of the board is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the three months ended June 30, 2020 and 2019, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.7 million and $0.8 million, respectively. During the six months ended June 30, 2020 and 2019, the Company provided at no charge certain resources to the Foundation, with approximate values of $1.8 million and $2.0 million, respectively.

ITEM 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things, statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our solutions; our ability to service those customers effectively and induce them to renew and upgrade their deployments of our solutions; our ability to expand our sales organization to address effectively the new industries, geographies, and types of organizations we intend to target; our ability to optimize the efficiency of our operations and scalability of our business; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhancements to our solutions; alternate ways of addressing people development needs or new technologies generally by us and our competitors; continued acceptance of software-as-a-service as an effective method for delivering people development solutions and other business management applications; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; the effects of global outbreaks of pandemics or contagious diseases or fear of such outbreaks, such as the ongoing COVID-19 pandemic, including on the demand for our products, our ability to expand in new geographic markets, or the timing of such expansion efforts, and on overall economic conditions and software-as-a-service spending; other events in the markets for our solutions and alternatives to our solutions, as well as in the United States and global markets generally; future regulatory, judicial, and legislative changes in our industry; our ability to successfully and efficiently integrate Saba Software, Inc. into our business; the timing and amount of capital expenditures and share repurchases; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “believe,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Quarterly Report on Form 10-Q and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part II, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.
Overview
Cornerstone OnDemand, Inc. is a leading global provider of learning and people development solutions, delivered as software-as-a-service (“SaaS”). Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us,” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries. We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their potential. Cornerstone’s people development solutions feature comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights. On April 22, 2020, the Company acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions. We are actively engaged in integrating Saba. Together, the combined Company reaches approximately 6,300 customers of all sizes across over 180 countries and nearly 50 languages.
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

Our enterprise people development solution is composed of:
•Our Cornerstone Learning solution provides robust, modern learning management software designed to scale with the organization. Cornerstone Learning comprehensively supports compliance, knowledge sharing, and employee-driven development training to close skills gaps;
•Our Cornerstone Content Anytime offering provides modern, personalized learning content from our own studios or a variety of quality partners in a streamlined, easy way;
•Our Cornerstone Performance solution provides tools to manage goal setting, performance reviews, competency assessments, compensation management, and succession planning;
•Our Cornerstone Careers solution helps employees understand how to get from their current position to future strategic roles with continuous feedback, goal setting, development plans, career exploration, and engagement survey tools;
•Our Cornerstone Recruiting solution helps organizations to attract, hire, and onboard the right employees; and
•Our Cornerstone HR solution provides an aggregated view of all employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.
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
Acquisitions and Strategic Investments. We may acquire or invest in additional businesses, products, or technologies that we believe will complement or expand our solution, enhance our technical capabilities or otherwise offer growth opportunities. Most recently, in April 2020, we completed our previously announced acquisition of Saba, a provider of talent experience solutions. In January 2020, we acquired Clustree SAS (“Clustree”), a developer of a skills engine and skills ontology. In December 2019, we invested in Talespin Inc. (“Talespin”), a developer of enterprise virtual reality training software. In November 2018, we acquired Grovo Learning, Inc. (“Grovo”), a provider of Microlearning® content. In September 2018, we acquired Workpop Inc. (“Workpop”), a web and mobile solution for candidates and hiring managers in service-based industries. Saba was acquired to expand our customer footprint and engineering resources. Clustree was acquired to accelerate the development of a skills engine. Grovo was acquired to enhance our Content Anytime offering and Workpop was acquired to enhance our Recruiting solution.
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

COVID-19
The impact of the COVID-19 pandemic on the global economy and on our business continues to be fluid. We responded quickly across our organization to guard the health and safety of our team, support our partners and vendors, and mitigate risk. After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 pandemic remain highly uncertain, we believe that we are well positioned to address challenges related to the COVID-19 pandemic and to continue to execute against our strategic priorities and financial goals. We have several members of our team working cross-functionally to collect, monitor, and analyze evolving information regarding the COVID-19 pandemic and to make recommendations to our executive leadership team and board of directors regarding risk identification and mitigation planning. We have also taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending non-essential business-related travel, while continuing our commitment and efforts to serve customers that rely on us. Thus far, we believe our employees have rapidly adapted to working remotely and we are closely monitoring the COVID-19 pandemic to ensure we have all necessary plans in place for mitigating disruptions in our operations, including maintaining high levels of uptime, and service and support to our customers. We continue to proactively assess, monitor, and respond to domestic and international developments related to the COVID-19 pandemic, and we will implement risk-mitigation plans as needed to minimize the impact on our partner relationships and business operations. While our customer base spans a variety of industries, our customers may be negatively impacted by COVID-19 which may result in an increase in delayed purchasing decisions from prospective customers, reduced customer demand, reduced customer spend, and delayed payments, all of which could affect our future revenues. Because our near-term revenues are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and financial condition until future periods.
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
•Constant Currency Results. We have historically presented constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. However, due to the acquisition of Saba in the second quarter of 2020, constant currency results on a combined company basis were not presented as the historical comparative period did not include the combined company results for a full quarter.

•Number of Customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our customer count includes contracted customers for our enterprise people development solution as of the end of the period. During the second quarter of 2020, we adjusted our method of determining customer count to exclude customers that are sold through resellers that share one tenant or instance of our product. We continue to exclude customers from our Cornerstone for Salesforce, PiiQ, Grovo, Workpop, and Clustree products from our customer count metrics.
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
In addition, we allocate a portion of overhead, such as rent, IT costs, depreciation and amortization, and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing professional services are significantly higher, as a percentage of revenue, than the costs associated with providing access to our products due to the labor costs to provide the consulting services. Cost of revenue also includes amortization of technology-related intangible assets from acquisitions.
Operating Expenses
Our operating expenses generally are as follows:
•Sales and Marketing. Sales and marketing expenses consist primarily of personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation, and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing, and other brand-building activities; amortization of customer-related intangible assets from acquisitions; and allocated overhead.
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

•General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance, and human resource staff, including salaries, benefits, bonuses, and stock-based compensation; professional fees; insurance premiums; amortization of acquisition-related intangible assets; other corporate expenses; and allocated overhead.
•Acquisition-Related Costs. Acquisition-related costs consist primarily of external professional services directly associated with acquisitions, such as advisory fees, accounting and legal costs, filing fees, due diligence, and integration costs.
•Restructuring. Restructuring costs consist primarily of payroll-related and stock-based compensation costs associated with employee terminations.
Other Income (Expense)
•Interest Expense. Interest expense consists primarily of interest expense from our debt obligations, including our Term Loan Facility, Revolving Credit Facility, and Convertible Notes (each defined below). Interest expense is primarily composed of contractual interest, commitment fees on unused amounts available on the Revolving Credit Facility, accretion of debt discount, and amortization of debt issuance costs.
•Other, Net. Other, net consists of interest income, income and expense associated with fluctuations in foreign currency exchange rates, fair value adjustments to strategic investments, and other non-operating expenses. Interest income consists primarily of interest income from investment securities. We expect interest income to vary depending on the level of our investments in marketable securities, which may include corporate bonds, agency bonds, US treasury securities, and commercial paper. We expect other, net to vary depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).
Income Tax Provision
On a consolidated basis, we have incurred operating losses and have recorded a valuation allowance against our US, UK, and other deferred tax assets for all periods to date and, accordingly, have not recorded a benefit for income taxes for any of the periods presented, other than a provision for certain foreign and state income taxes and a benefit for the three and six months ended June 30, 2020. This benefit, which was realized in connection with the recording of deferred tax liabilities from the acquisition of Saba, was attributable to the reversal of $26.7 million of a portion of our US federal and state valuation allowance on deferred tax assets that are more likely than not to be realized. Certain foreign subsidiaries and branches provide intercompany services and are compensated as limited risk distributors and/or on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
Critical Accounting Policies and Estimates
Our consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with US GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
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
Business Combinations
The results of businesses acquired in a business combination are included in our consolidated financial statements from the date of the acquisition. Assets and liabilities of an acquired business are recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.
The purchase price allocation process requires management to make significant estimates and assumptions. Although we believe the assumptions and estimates we have made are reasonable, they are inherently uncertain and based in part on experience, market conditions, projections of future performance, and information obtained from legacy management of acquired companies. Critical estimates include but are not limited to:
•estimated future subscription revenue; related profit margin associated with subscription revenues; and, expected customer retention rates;
•costs anticipated to fulfill remaining acquired performance obligations and estimated profit margin for such obligations;
•technology migration curves and royalty rates;
•discount rates;
•useful lives assigned to acquired intangibles assets; and
•uncertain tax positions and tax-related valuation allowances assumed.
The identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives to sales and marketing for customer-related intangible assets, cost of revenue for developed technology intangible assets, and general and administrative expense for all other intangible assets.
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

Stock-based Compensation
We measure and recognize compensation expense for stock-based awards granted to employees and directors using a fair value method, including restricted stock units (“RSUs”) and performance-based restricted stock units (“PRSUs”). For RSUs, and PRSUs with service and performance conditions, fair value is based on the closing price of our common stock on the date of grant. For PRSUs with service and market conditions, fair value is estimated using a Monte-Carlo simulation. We recognize compensation expense for PRSUs only if it is probable the performance or market conditions will be met, which is dependent upon our expectations of whether future specified financial targets will be achieved. The likelihood of achievement of these targets is assessed at each balance sheet date. We may prospectively adjust previously recognized compensation expense if current expectations differ from assessments made in previous periods. Compensation expense, net of estimated forfeitures, is recognized over the requisite service period (which is generally the vesting period) on a straight-line basis for awards with only service conditions and using the accelerated attribution method for awards with both performance or market and service conditions. We estimate forfeitures based on our historical experience and regularly review the estimated forfeiture rate and make changes as factors affecting the forfeiture rate calculations and assumptions change.
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
Income Taxes
We use the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities, using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. We record a valuation allowance when it is more likely than not that some of our net deferred tax assets will not be realized. In determining the need for a valuation allowance, we consider our projected future taxable income and future reversals of existing taxable temporary differences. We have recorded a valuation allowance to reduce our US, UK, and other net deferred tax assets to zero, because we have determined that it is not more likely than not that any of our US, UK, and other net deferred tax assets will be realized based on a history of losses in these jurisdictions. If in the future we determine that we will be able to realize any of our US, UK, and other net deferred tax assets, we will make an adjustment to the allowance, which would increase our income in the period that the determination is made.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 – Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	$184,358	$141,860	$334,494	$281,977
Cost of revenue	58,000	40,187	99,924	73,882
Gross profit	126,358	101,673	234,570	208,095
Operating expenses:
Sales and marketing	64,942	58,691	120,272	113,196
Research and development	28,338	24,337	52,423	52,083
General and administrative	25,620	22,239	50,345	45,179
Acquisition-related costs	20,093	—	26,904	—
Restructuring	9,733	—	9,733	—
Total operating expenses	148,726	105,267	259,677	210,458
Loss from operations	(22,368)	(3,594)	(25,107)	(2,363)
Other expense:
Interest expense	(18,219)	(5,378)	(23,720)	(10,744)
Other, net	(514)	1,081	(5,878)	2,474
Other expense, net	(18,733)	(4,297)	(29,598)	(8,270)
Loss before income tax provision	(41,101)	(7,891)	(54,705)	(10,633)
Income tax benefit (provision)	29,114	(914)	28,943	(1,636)
Net loss	$(11,987)	$(8,805)	$(25,762)	$(12,269)

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	31.5%	28.3%	29.9%	26.2%
Gross profit	68.5%	71.7%	70.1%	73.8%
Operating expenses:
Sales and marketing	35.2%	41.4%	36.0%	40.1%
Research and development	15.4%	17.2%	15.7%	18.5%
General and administrative	13.8%	15.6%	15.0%	16.0%
Acquisition-related costs	10.9%	—%	8.0%	—%
Restructuring	5.3%	—%	2.9%	—%
Total operating expenses	80.6%	74.2%	77.6%	74.6%
Loss from operations	(12.1)%	(2.5)%	(7.5)%	(0.8)%
Other expense:
Interest expense	(9.9)%	(3.8)%	(7.1)%	(3.8)%
Other, net	(0.3)%	0.8%	(1.8)%	0.9%
Other expense, net	(10.2)%	(3.0)%	(8.9)%	(2.9)%
Loss before income tax provision	(22.3)%	(5.5)%	(16.4)%	(3.7)%
Income tax benefit (provision)	15.8%	(0.6)%	8.7%	(0.6)%
Net loss	(6.5)%	(6.1)%	(7.7)%	(4.3)%

The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:
Metrics

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Revenue	$184,358	$141,860	$334,494	$281,977
Subscription revenue	$177,217	$132,562	$321,638	$263,818
Operating loss	$(22,368)	$(3,594)	$(25,107)	$(2,363)
Free cash flow	$15,335	$9,424	$12,963	$5,076
Number of customers	6,308	3,423	6,308	3,423

Revenue increased by $42.5 million or 30.0% for the three months ended June 30, 2020 as compared to the same period in 2019. Without giving effect to the acquisition of Saba, revenue would have increased 9.2% for the same period. Revenue increased by $52.5 million or 18.6% for the six months ended June 30, 2020 as compared to the same period in 2019. Without giving effect to the acquisition of Saba, revenue would have increased 8.2% for the same period. The rate of our revenue increase was impacted by the acquisition of Saba; the mix and timing of new customer agreements signed and upsells to existing customers; the success of our focus on subscription revenue and reducing our professional services business; and fluctuations in foreign exchange rates.
The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Subscription revenue	$177,217	$132,562	$321,638	$263,818
Percentage of subscription revenue to total revenue	96.1%	93.4%	96.2%	93.6%
Professional services revenue	$7,141	$9,298	$12,856	$18,159
Percentage of professional services revenue to total revenue	3.9%	6.6%	3.8%	6.4%
Total revenue	$184,358	$141,860	$334,494	$281,977

Subscription revenue increased by $44.7 million, or 33.7%, for the three months ended June 30, 2020 as compared to the same period in 2019. Without giving effect to the acquisition of Saba, subscription revenue would have increased 13.4% for the same period. Subscription revenue increased by $57.8 million, or 21.9%, for the six months ended June 30, 2020 as compared to the same period in 2019. Without giving effect to the acquisition of Saba, subscription revenue would have increased 11.7% for the same period. The increase was attributable to the acquisition of Saba as well as new business, which includes new customers, upsells, cross-sells, and renewals from existing customers.
Professional services revenue decreased by $2.2 million, or 23.2%, for the three months ended June 30, 2020 and by $5.3 million, or 29.2%, for the six months ended June 30, 2020 as compared to the same periods in 2019, respectively. The decrease of professional services revenue was attributable to the continued execution of our strategic transformation plan to sharpen our focus on subscription revenue growth and migrate most of our implementation services to our global partners.

Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
United States	$119,385	$92,681	$217,303	$183,278
Percentage for United States	64.8%	65.3%	65.0%	65.0%
All other countries	$64,973	$49,179	$117,191	$98,699
Percentage for all other countries	35.2%	34.7%	35.0%	35.0%
Total revenue	$184,358	$141,860	$334,494	$281,977

Net Cash Provided By Operating Activities and Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Net cash provided by operating activities	$22,774	$21,183	$28,762	$28,477
Capital expenditures	(1,304)	(5,031)	(2,275)	(9,274)
Capitalized software costs	(6,135)	(6,728)	(13,524)	(14,127)
Free cash flow	$15,335	$9,424	$12,963	$5,076
Free cash flow margin	8.3%	6.6%	3.9%	1.8%

Net cash provided by operating activities for the three and six months ended June 30, 2020 was $22.8 million and $28.8 million, respectively, as compared to $21.2 million and $28.5 million during the same periods in 2019. The increase was primarily due to various working capital changes as compared to the same periods in 2019.
Free cash flow for the three and six months ended June 30, 2020 was $15.3 million and $13.0 million, respectively, resulting in free cash flow margins of 8.3% and 3.9%, as compared to free cash flows of $9.4 million and $5.1 million and free cash flow margins of 6.6% and 1.8%, for the same periods in 2019.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Cost of revenue	$58,000	$40,187	$99,924	$73,882
Gross profit	$126,358	$101,673	$234,570	$208,095
Gross margin	68.5%	71.7%	70.1%	73.8%

Cost of revenue increased $17.8 million, or 44.3%, for the three months ended June 30, 2020. The increase is primarily attributable to the acquisition of Saba. Cost of revenue increased by $26.0 million, or 35.2%, for the six months ended June 30, 2020 as compared to the same period in 2019; primarily due to the reallocation of certain internal resources to customer delivery initiatives, increased allocation of data center costs from research and development to cost of revenue, and the acquisition of Saba.
Sales and Marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Sales and marketing	$64,942	$58,691	$120,272	$113,196
Percent of revenue	35.2%	41.4%	36.0%	40.1%

Sales and marketing expenses increased $6.3 million, or 10.7% for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to the acquisition of Saba, which increase was partially offset by decreased employee-related expenses due to changes in stock-based compensation related to expected attainment of performance conditions and decreased marketing expenses from changes to move our Convergence event to fully remote in response to the ongoing COVID-19 pandemic.
Sales and marketing expenses increased $7.1 million, or 6.3%, for the six months ended June 30, 2020 as compared to the same period in 2019 primarily due to an increase in employee-related expenses and the acquisition of Saba as described above.
Research and Development

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Research and development	$28,338	$24,337	$52,423	$52,083
Percent of revenue	15.4%	17.2%	15.7%	18.5%

Research and development expenses increased $4.0 million, or 16.4%, for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to the acquisition of Saba. The increase to research and development expenses was insignificant for the six months ended June 30, 2020 as compared to the same period in 2019 and was attributable to the acquisition of Saba, as discussed above, offset by reallocation of certain internal resources from research and development to customer delivery initiatives during 2020 as well as increased allocation of data center costs from research and development to cost of revenue.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing and levels of resources dedicated to our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.5 million and $8.6 million of software development costs and amortized $6.7 million and $5.0 million during the three months ended June 30, 2020 and 2019, respectively. We capitalized $15.1 million and $15.7 million of software development costs and amortized $13.9 million and $11.8 million during the six months ended June 30, 2020 and 2019, respectively.

General and Administrative

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
General and administrative	$25,620	$22,239	$50,345	$45,179
Percent of revenue	13.8%	15.6%	15.0%	16.0%

General and administrative expenses increased by $3.4 million, or 15.2%, for the three months ended June 30, 2020 as compared to the same period in 2019, primarily due to the acquisition of Saba, offset by decreased employee-related expenses partially due to changes in stock-based compensation related to expected attainment of performance conditions.
General and administrative expenses increased $5.2 million, or 11.4%, for the six months ended June 30, 2020 as compared to the same period in 2019. The increase was primarily due to increased employee-related expenses and the acquisition of Saba as discussed above.
Acquisition-Related Costs

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Acquisition-related costs	$20,093	$—	$26,904	$—
Percent of revenue	10.9%	—%	8.0%	—%

During the three and six months ended June 30, 2020 we incurred $20.1 million and $26.9 million of costs, respectively, related to the acquisitions of Saba and Clustree. We expect to incur additional costs related to the acquisition of Saba during the remainder of 2020.
Restructuring

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(dollars in thousands)
Restructuring	$9,733	$—	$9,733	$—
Percent of revenue	5.3%	—%	2.9%	—%

During the second quarter of 2020, we incurred $9.7 million of restructuring costs primarily due to workforce reductions announced as part of our integration plan associated with the acquisition of Saba. We are evaluating other areas of synergy as part of our integration planning efforts and expect the present reduction to be substantially complete by the fourth quarter of 2020. For additional information refer to Note 7 – Restructuring Costs of the Notes to Condensed Consolidated Financial Statements.
Other Expense

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Interest expense	$(18,219)	$(5,378)	$(23,720)	$(10,744)
Other, net	(514)	1,081	(5,878)	2,474
Total	$(18,733)	$(4,297)	$(29,598)	$(8,270)

Interest expense increased for the three and six months ended June 30, 2020 as compared to the same periods in 2019, primarily due to additional interest costs as well as amortization and accretion resulting from the Term Loan Facility and the modification of our Convertible Notes, (each defined below), which were executed in April 2020. Refer to the section below titled Liquidity and Capital Resources for additional information regarding interest expense associated with our Term Loan Facility and Convertible Notes.
Other, net is primarily composed of foreign exchange gains and losses related to transactions denominated in foreign currencies, foreign exchange gains and losses related to our intercompany loans and certain cash accounts, and interest income. The decrease in other, net for the three and six months ended June 30, 2020 as compared to the same periods in 2019 was primarily driven by foreign exchange losses from fluctuations in exchange rates between the euro and British pound due to the global nature of our operations as well lower interest income in the three and six months ended June 30, 2020 as compared to the prior periods combined with realized losses on the sale of a significant portion of our investment portfolio during the first quarter of 2020.
Income Tax Benefit (Provision)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(in thousands)
Income tax benefit (provision)	$29,114	$(914)	$28,943	$(1,636)

For the three and six months ended June 30, 2020, we recorded an income tax provision related to certain foreign and state income taxes, and a benefit attributable to the reversal of $26.7 million of our US federal and state valuation allowance on deferred tax assets that are more likely than not to be realized, in connection with the acquisition of Saba.
Liquidity and Capital Resources
At June 30, 2020, our principal sources of liquidity were $136.5 million of cash and cash equivalents and $166.6 million of accounts receivable. On April 22, 2020, we acquired Saba for an aggregate purchase price of approximately $1.313 billion, consisting of $1.280 billion in cash and 1,110,352 shares of common stock of the Company. In connection with the acquisition, we incurred $1.0047 billion of additional indebtedness as a senior term loan (the “Term Loan Facility”) for a purchase price equal to 97.5% of the principal amount. Principal payments are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. Interest is payable on a quarterly basis. We also entered into a revolving credit facility (the “Revolving Credit Facility”) to borrow up to an additional $150.0 million, of which $43.8 million remained available at June 30, 2020. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (defined below) and letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. For additional information regarding our acquisition of Saba, including the consideration payable and debt arrangements, refer to Note 2 – Business Combinations and Note 3 – Debt of the Notes to Condensed Consolidated Financial Statements.
Additionally, in 2017, we issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake and LinkedIn. Holders of the Convertible Notes may convert their notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. On April 20, 2020, we amended the indenture to the Convertible Notes with US Bank National Association, as trustee (the “Supplemental Indenture”). Upon the completion of the acquisition of Saba on April 22, 2020, the Supplemental Indenture became effective, which permitted us to incur additional indebtedness and extended the maturity date of the Convertible Notes from July 1, 2021 to March 17, 2023. In connection with this amendment, the Company paid approximately $3.4 million in consent and other fees to the holders of the Convertible Notes.

Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, access to the Revolving Credit Facility, and existing cash and cash equivalents will provide adequate funds for our ongoing operations, debt service requirements, and general corporate purposes for at least the next twelve months. However, if the ongoing COVID-19 pandemic worsens or is prolonged, our customers may increasingly delay payments or request price concessions, which could adversely impact our operating cash flows. Our future capital requirements will depend on many factors, including our ability to achieve cost synergies from integrating Saba, our rate of revenue growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our products. To the extent that existing cash, cash from operations, and access to our Revolving Credit Facility are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.
The following table sets forth a summary of our cash flows:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$28,762	$28,477
Net cash (used in) provided by investing activities	(1,062,217)	174,291
Net cash provided by financing activities	961,941	8,742

Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $28.8 million for the six months ended June 30, 2020 compared to $28.5 million for the same period in 2019. The decrease in operating cash flow was primarily due to various working capital changes as compared to the same period in 2019.
Our primary investing activities have consisted of acquisitions, investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $1.062 billion for the six months ended June 30, 2020, compared to cash provided by investing activities of $174.3 million for the same period in 2019. The change in cash flows from investing activities was primarily due to cash paid for the acquisition of Saba.
Cash provided by financing activities was $961.9 million for the six months ended June 30, 2020, compared to cash provided by financing activities of $8.7 million for the same period in 2019. The increase in financing cash flows was primarily due to proceeds from debt that we incurred in connection with the acquisition of Saba, which were partially offset by payments of debt issuance and other related costs.
Share Repurchase Program
In August 2019, the board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”), under which we have repurchased 416,761 shares of common stock at an average price per share of $53.64 as of June 30, 2020. As of June 30, 2020, $127.6 million was available for purchase under the 2019 Share Repurchase Program. For additional information on the 2019 Share Repurchase Program, refer to Note 10 – Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations
Our principal commitments consist of obligations for contractual debt payments, leases for our office space, software and cloud services, and other contractual obligations. In April 2020, we incurred $1.0047 billion of additional indebtedness in connection with the acquisition of Saba. Principal payments on this Term Loan Facility are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. Refer to Note 3 – Debt for additional information. Additionally, as part of the acquisition of Saba, we assumed $48.2 million of contractual commitments—the majority of which related to lease agreements and software and cloud services. $43.7 million of these commitments relate to the next five years, with the remainder relating to the period thereafter. In March, 2020, we entered into an agreement with a provider of cloud computing services which obligates us to pay $84.6 million over approximately 7 years.

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
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The ongoing COVID-19 pandemic has resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, refer to “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, US treasury securities, agency securities, commercial paper, certificates of deposit, asset-backed securities, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage.
Interest Rate Risk
At June 30, 2020, we had cash and cash equivalents of $136.5 million. Our Term Loan Facility bears interest at a variable rate. As a result, we are exposed to market risk associated with the variable interest rate payments on these borrowings. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $2.5 million in quarterly interest payments. We may use interest rate swap contracts in the future to manage interest rate exposure.
The primary objectives of our marketable investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the acquisition of Saba; we liquidated the remainder of our investment portfolio during the second quarter of 2020. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on interest-bearing investments.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. The effect of a hypothetical immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2020, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $2.8 million.

Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we sometimes enter into foreign currency forward contracts to mitigate these risks. We have not used, nor do we intend to use, these contracts for trading or speculative purposes. Forward contracts are not designated as accounting hedges; therefore, the unrealized gains and losses are recorded in other, net in the condensed consolidated statement of operations. The fair value of these contracts is recorded in other current assets for contracts in an unrealized gain position and accrued expenses for contracts in an unrealized loss position. Our foreign currency forward exchange contracts are generally short-term in duration. The aggregate notional value of these contracts outstanding at June 30, 2020 was $11.0 million and consisted of contracts to exchange US dollars for Canadian dollars, which are used to manage the Company's exposure to foreign exchange rate risk related to operating expenses incurred in Canadian dollars. No forward contracts were outstanding at December 31, 2019.
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our business could be adversely impacted by the effects of a health crisis, such as the ongoing COVID-19 pandemic, which could also cause significant disruption in the operations of our customers and the suppliers, partners, and other third-parties upon whom we rely. Our headquarters, a plurality of our executive team, and many of our employees are located in Los Angeles County, California. In March 2020, the State of California declared a state of emergency related to the spread of COVID-19. Since then, local and state officials in Los Angeles County and elsewhere have issued multiple orders to implement various precautions intended to slow the spread of COVID-19, including prohibitions on large gatherings and directives related to social distancing and closure of non-essential or non-critical business at physical locations. Authorities in many other states and cities where our customers, suppliers, and partners are located have issued orders with similar goals and restrictions. While some of these restrictions have been lifted or relaxed in certain areas, the COVID-19 pandemic continues to present serious health risks and there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, suppliers and partners will be able to safely resume operations consistent with our pre-COVID-19 operations.
In response to the serious risk posed by the COVID-19 pandemic and to comply with applicable governmental orders, we have substantially closed our headquarters in Santa Monica, California, along with our other domestic and international offices, asked all of our employees to work from home, and cancelled non-essential business-related travel. These and other operational changes we have implemented may negatively impact productivity and disrupt our business. Additionally, in connection with the COVID-19 pandemic, our suppliers and partners may be unable fulfill their obligations to us in a timely manner or at all. Further, to the extent our customers’ operations have been and continue to be negatively impacted, they may delay payments to us, request payment or other concessions, elect not to renew their agreements with us in a timely manner or at all, or reduce their spending level on our products and services. While we have not had a material impact to date in connection with the COVID-19 pandemic, we continue to experience lengthening of sales cycles, reduced renewal rates and customer spending, delayed payments, and requests for extensions of payment terms from certain customers. The COVID-19 pandemic may have an impact on our revenue in the near term.
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
We do not have a substantial history of acquiring other large companies and have never completed an acquisition of the size and complexity of Saba. The success of our acquisition of Saba will depend, in substantial part, on our ability to integrate Saba's business and operations successfully with ours and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; operational efficiencies in research and development investments; and revenue growth resulting from the addition of Saba’s product portfolio into our pre-acquisition product portfolio and "cross-selling" additional products to Saba customers. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have an adverse effect on our business, operating results, and financial condition.
We completed our acquisition of Saba in April 2020 and are still actively engaged in the integration process. In connection with the integration process, we could experience the loss of key employees, loss of key customers, decreases in revenues, and increases in operating costs, as well as the disruption of our ongoing businesses, any or all of which could limit our ability to achieve the anticipated benefits and potential synergies from the acquisition and have a material adverse effect on our business, operating results, and financial condition.
The additional scale of the combined company's operations, together with the complexity of the integration effort, including integration of critical information technology systems, as well as combining other financial, HR, and administrative processes, may adversely affect our ability to report financial results on a timely basis. The acquisition may necessitate significant modifications to our internal control systems, processes, and information systems, both during the transition and over the longer-term as we fully integrate the combined company, particularly in light of the fact that Saba (as a private company) was not previously required to report on its internal control over financial reporting. Due to the complexity of the acquisition, we cannot be certain that our internal control over financial reporting will be effective for any period, or on an ongoing basis, nor can we be certain that changes to our internal controls or the design and implementation of new internal controls will not be required. If we are unable to accurately report our financial results in a timely manner or are unable to assert that our internal control over financial reporting is effective, our business, financial condition, and results of operations, and the market perception thereof, may be materially adversely affected.
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition and results of operations.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes due March 17, 2023 with an aggregate principal amount of $300.0 million and the Term Loan Facility due April 22, 2027 of $1.0047 billion, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Term Loan Facility, the Convertible Notes, and any future indebtedness we may incur; and to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the Term Loan Facility, or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Term Loan Facility, or future indebtedness.
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
Our operating results may vary based on the impact of changes in our industry or the global economy on us or our customers. The US and other key international economies continue to experience events in connection with the COVID-19 pandemic that may result, and have at times in the past experienced cyclical downturns that have resulted, in a significant weakening of the economy, limited availability of credit, a reduction in business confidence and activity, and other difficulties that may affect one or more of the industries to which we sell our services. In addition to the COVID-19 pandemic, developments such as the UK’s exit from the European Union (the “EU”), evolving trade policies between the US and international trade partners, and conflicts in the Middle East and elsewhere have created many economic and political uncertainties which have impacted worldwide markets. These global economic and political conditions may impact our business in a number of ways. The revenue growth and potential profitability of our business depends on demand for enterprise application software generally and for people development solutions in particular. We sell our people development solutions primarily to large, mid-sized, and small business organizations whose businesses fluctuate based on general economic and business conditions. In addition, a portion of our revenue is attributable to the number of users of our products at each of our customers, which in turn is influenced by the employment and hiring patterns of our customers and potential customers. To the extent that economic uncertainty or weak economic conditions, whether in connection with the ongoing COVID-19 pandemic or otherwise, cause our customers and potential customers to freeze or reduce their headcount, demand for our products may be negatively affected. In connection with the COVID-19 pandemic, we have experienced lengthening of sales cycles, delayed payments, and requests for extensions of payment terms from certain customers. Additionally, economic downturns have historically resulted in overall reductions in spending on information technology and people development solutions as well as pressure from customers and potential customers for extended billing terms. If economic, political, or market conditions deteriorate, or if there is uncertainty around these conditions, our customers and potential customers may elect to decrease their information technology and people development budgets by deferring or reconsidering product purchases, which would limit our ability to grow our business and negatively affect our operating results.
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
We intend to continue to make investments to support our business growth and may seek additional funds to respond to business challenges, including the need to develop new features or enhance our existing products, improve our operating infrastructure, or acquire complementary businesses and technologies. Accordingly, we may need to engage in additional equity or debt financings to secure additional funds. For example, we incurred $1.0047 billion of additional indebtedness and issued 1,110,352 shares of our common stock to finance the acquisition of Saba, which was completed in April 2020. If we raise additional funds through issuances of equity or debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences, and privileges superior to those of holders of our common stock. Any debt financing secured by us in the future could involve restrictive covenants relating to our capital raising activities and other financial and operational matters, which may make it more difficult for us to obtain additional capital and to pursue business opportunities, including potential acquisitions. In addition, we may not be able to obtain additional financing on terms favorable to us, if at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us, when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired.

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
We believe that our success depends on the continued employment of our senior management and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. For example, effective June 15, 2020 our founder, Adam Miller, transitioned from chief executive officer to co-chairman of the board; Phil Saunders, the former chief executive officer of Saba, was appointed by the board to serve as Cornerstone’s new chief executive officer. Additionally, we recently announced the resignation of Brian Swartz, our chief financial officer, which will become effective on August 14, 2020. Changes such as these could disrupt our business. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background, and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.
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
•the timing and success of synergy realization resulting from integration of acquired companies, such as Saba;
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
In addition, the mechanisms allowing companies to transfer personal data outside of the European Economic Area (“EEA”) face ongoing legal challenges in the EU and threaten our ability to lawfully process personal data where we operate outside of the EEA. For example, the EU-US Privacy Shield Framework, on which we previously relied for transfers of personal data from the EEA to the US, was recently invalidated. We currently rely on the European Commission’s Standard Contractual Clauses for transfers of personal data from the EEA, to a significant support center that we maintain in India. We also rely on the European Commission’s recognition of Israel and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from the EEA to those countries. Loss of our ability to lawfully transfer personal data out of the EEA to these or any other jurisdictions may cause reluctance or refusal by current or prospective European customers to use our products. Additionally, other countries outside of the EEA have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of delivering our services.
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
Furthermore, concerns regarding data privacy and security may cause our customers’ customers, members, employees, or other stakeholders to resist providing the data necessary to allow our customers to use our services effectively. Even the perception that the privacy of personal information is not satisfactorily protected or does not meet regulatory requirements could inhibit sales of our products or services and could limit adoption of our cloud-based solutions.
Any of these matters could materially adversely affect our business, financial condition, or operational results.
As we have in the past, we may seek to acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders or otherwise disrupt our operations and harm our operating results.
As we have in the past, we may seek to acquire or invest in other businesses, products, or technologies that we believe could complement or expand our existing solutions, enhance our technical capabilities, lead to cost synergies, or otherwise offer growth opportunities. Most recently, in April 2020, we acquired Saba, a provider of talent experience solutions, for $1.280 billion in cash consideration (net of cash acquired) and 1,110,352 shares of our common stock. The pursuit of other potential acquisitions, along with the work required to successfully integrate the businesses we acquire, may divert the attention of management, result in additional dilution, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
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
•incurrence of acquisition-related costs or tax impacts, some or all of which might be unanticipated;
•ineffective or inadequate controls, procedures, or policies at the acquired company;
•diversion of management’s attention from other business concerns;
•failure to realize synergies in a timely fashion or at all;
•harm to our existing relationships with customers, distributors, and partners, including as a result of competing in the markets in which such parties operate;
•inability to maintain relationships with key customers, distributors, and partners of the acquired business;
•the potential loss of key employees and customers;
•potential unknown liabilities or risks associated with the acquired businesses, including those arising from existing contractual obligations or litigation matters;
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
Other future acquisitions could also result in dilutive issuances of equity securities or the incurrence of debt, which could adversely affect our operating results. For example, as noted above, in connection with the acquisition of Saba, we issued 1,110,352 shares of our common stock and incurred approximately $1.0047 billion of indebtedness. In addition, if an acquired business fails to meet our expectations, our operating results, business, and financial condition may suffer.

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
Our corporate culture focuses on rapid innovation, teamwork, and attention to customer success, all of which we believe have been central to our growth so far. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, such as Saba, as well as organizational change due to workforce reduction plans announced in early June 2020, which has placed, and may continue to place, significant demands on our operational, financial, and management resources. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions, and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We conduct our business in various countries across the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of US dollar denominated intercompany loans with us. Because we conduct business in currencies other than US dollars, but report our results of operations in US dollars, fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties following Brexit, may hinder our ability to predict our future results and earnings and materially impact our business, financial condition, and operating results. Due to our legal structure and the currencies in which we operate, any fluctuations in the exchange rates of the British pound may be particularly impactful. Additionally, the impact of fluctuations may not be immediately apparent in the constant currency results we present, because we present these results based on prior period exchange rates. We sometimes engage in foreign currency hedging. When we hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.

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
We have incurred and continue to incur significant costs assessing our system of internal control over financial reporting and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may discover, and may not be able to remediate, future significant deficiencies or material weaknesses, or we may be unable to complete our evaluation, testing or any required remediation in a timely fashion. Further, to the extent we acquire other businesses, such as Saba, a privately held company we acquired in April 2020, during the course of integration we may find that the acquired company did not have a sufficiently robust system of internal controls and we may discover significant deficiencies or material weaknesses, any of which could require us to implement changes to our existing system of internal control over financial reporting. Failure of our internal controls over financial reporting could cause our financial reporting to be inaccurate, incomplete, or delayed. Moreover, even if there is no inaccuracy, incompletion, or delay of reporting results, if we identify one or more material weaknesses in our internal controls over financial reporting, we will be unable to assert, and our auditors will be unable to affirm, that our internal control environment is effective, in which case investors may lose confidence in the accuracy and completeness of our financial reports, which could have a material adverse effect on the price of our common stock and our ability to meet the applicable covenants in our credit agreement.
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
We have in the past implemented headcount-related restructuring measures, and in the future it may become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, which could adversely affect our ability to execute our business strategy. For example, on June 2, 2020, we announced a plan to reduce headcount as part of our phased integration plan to achieve synergy targets associated with our acquisition of Saba. This workforce reduction plan and any future restructuring may have other consequences, such as attrition beyond the planned reduction in workforce, a negative effect on employee morale and productivity, or a reduction in our ability to attract and retain highly skilled employees.
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

We currently have a number of international offices and may expand our international operations. Doing business internationally has unique risks with respect to operational execution and regulatory compliance.
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
We have a history of losses. We experienced net losses of $4.1 million, $33.8 million, and $61.3 million in 2019, 2018, and 2017, respectively. At June 30, 2020, our accumulated deficit was $550.4 million and total stockholders’ equity was $241.5 million. Although our operating losses have decreased in each of the last three years, it is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business as well as borrowing costs on our substantial indebtedness. Our expenses include among others, sales and marketing, research and development, consulting and support services, costs related to our acquisitions and the integration of businesses we acquire, and other costs related to the development, marketing, and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
At June 30, 2020, we had $136.5 million in cash and cash equivalents. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market, and interest rate risks. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the cash consideration we paid in connection with our April 2020 acquisition of Saba and do not anticipate having a material investment portfolio for the foreseeable future.
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
Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
New income, sales, use, or other tax laws, statutes, rules, regulations, or ordinances could be enacted at any time, which could adversely affect our business operations and financial performance. Further, existing tax laws, statutes, rules, regulations, or ordinances could be interpreted, changed, modified, or applied adversely to us. For example, US federal tax legislation enacted in 2017, informally titled the Tax Cuts and Jobs Act (the “Tax Act”), enacted many significant changes to the US tax laws. Future guidance from the US Internal Revenue Service and other tax authorities with respect to the Tax Act may affect us, and certain aspects of the Tax Act could be repealed or modified in future legislation. For example, legislation enacted on March 27, 2020, entitled the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), modified certain provisions of the Tax Act. In addition, it is uncertain if and to what extent various states will conform to the Tax Act, the CARES Act or any newly enacted federal tax legislation. Changes in corporate tax rates, the realization of net deferred tax assets relating to our operations, the taxation of foreign earnings, and the deductibility of expenses under the Tax Act or future reform legislation could have a material impact on the value of our deferred tax assets, could result in significant one-time charges, and could increase our future US tax expense.

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
Our certificate of incorporation authorizes us to issue up to 1,000,000,000 shares of common stock and up to 50,000,000 shares of preferred stock with such rights and preferences as may be determined by our board of directors. Subject to compliance with applicable rules and regulations, we may issue all of these shares that are not already outstanding without any action or approval by our stockholders. We intend to continue to evaluate strategic acquisitions in the future. We may pay for such acquisitions, partly or in full, through the issuance of additional equity. For example, we issued 1,110,352 shares of our common stock in connection with our April 2020 acquisition of Saba. Any future issuance of shares in connection with our acquisitions, the exercise of stock options, the vesting of restricted stock units (“RSUs”) or otherwise would dilute the percentage ownership held by existing investors.
We cannot guarantee that our share repurchase program will be fully consummated or that it will enhance shareholder value or positively affect the trading price of our common stock.
In August 2019, our board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”). As of June 30, 2020, we have repurchased an aggregate of $22.4 million in shares of our common stock under the 2019 Share Repurchase Program. Although our board of directors has authorized the 2019 Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The 2019 Share Repurchase Program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
•create a classified board of directors whose members serve staggered three year terms (except that we began the process of phasing out our classified board of directors in 2018 and, starting at the 2021 annual meeting of stockholders, all of our directors elected by stockholders will be elected to one year terms);
•provide that our directors who have been elected to serve a three-year term (or any director appointed to fill a vacancy caused by the death, resignation, retirement, disqualification, or other removal of such director) may be removed only for cause until the expiration of such three-year term;
•eliminate the ability of stockholders to act by written consent;
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
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Unregistered Sales of Equity Securities
In connection with our acquisition of Saba, on April 22, 2020, we issued an aggregate of 1,110,352 shares of our common stock to Vector Talent Holdings, L.P., the owner of 100% of the outstanding equity interests in Saba, as a portion of the consideration we paid to acquire Saba.
The foregoing transaction did not involve any underwriters, any underwriting discounts or commissions, or any public offering.
The issuance of shares of our common stock in connection with the acquisition is in reliance on the private offering exemption of Section 4(a)(2) of the Securities Act and/or the private offering safe harbor provision of Rule 506 of Regulation D promulgated thereunder based on the following factors: (i) the number of offerees or purchasers, as applicable, (ii) the absence of general solicitation, (iii) representations obtained from the stockholder of the acquired company with respect to their status as an accredited investor , (iv) the provision of appropriate disclosure, and (v) the placement of restrictive legends on the book entry entitlement reflecting the securities coupled with investment representations obtained from the stockholder of the acquired company being issued such shares.
Issuer Purchases of Equity Securities
During the three months ended June 30, 2020, no stock repurchases were made under our $150.0 million share repurchase program or otherwise. For information regarding our share repurchase program, refer to Note 10 – Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

ITEM 3.Defaults Upon Senior Securities
Not applicable.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Not applicable.

ITEM 6.Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1+	Amendment Agreement, between Cornerstone OnDemand, Inc. and Vector Talent Holdings, L.P., dated April 22, 2020	8-K	001-35098	2.1	April 22, 2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35098	3.2	June 20, 2018
4.1	First Supplemental Indenture, dated April 20, 2020, between Cornerstone OnDemand, Inc. and US Bank National Association, as trustee
4.2	Registration Rights Agreement among Cornerstone OnDemand, Inc., Vector Talent Holdings, L.P. and the other parties thereto, dated April 22, 2020	S-3ASR	333-239660	4.4	July 2, 2020
10.1*	Description of 2020 Executive Bonus Plan	8-K	001-35098	n/a	April 17, 2020
10.2+
Credit Agreement, among Cornerstone OnDemand, Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent and an Issuing Bank, dated April 22, 2020

10.2*	Employment Agreement, between Cornerstone OnDemand, Inc. and Phil Saunders, dated May 1, 2020	8-K	001-35098	10.1	May 11, 2020
10.3*	Change of Control Severance Agreement, between Cornerstone OnDemand, Inc. and Phil Saunders, dated May 1, 2020	8-K	001-35098	10.2	May 11, 2020
10.4*	Amended and Restated Employment Agreement, between Cornerstone OnDemand, Inc. and Adam Miller, effective June 15, 2020	8-K	001-35098	10.3	May 11, 2020
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH††	Inline XBRL Taxonomy Extension Schema Document
101.CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104††	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement
+	We have omitted the schedules to this exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Brian L. Swartz
Brian L. Swartz
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: August 10, 2020