Form 10-Q
period 2020-09-30
Cornerstone OnDemand Inc
filed 2020-11-05
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 30, 2020, the registrant had 64,602,956 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1.Condensed Consolidated Financial Statements
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$170,937	$215,907
Short-term investments	—	201,579
Accounts receivable, net	156,738	131,105
Deferred commissions, current portion	38,874	33,215
Prepaid expenses and other current assets	30,577	30,512
Total current assets	397,126	612,318
Capitalized software development costs, net	51,683	50,023
Property and equipment, net	33,892	36,526
Operating right-of-use assets	78,874	72,944
Deferred commissions, net of current portion	76,621	74,563
Long-term investments	9,043	60,192
Intangible assets, net	458,006	9,440
Goodwill	960,420	47,453
Deferred tax assets	2,928	1,045
Other assets	10,843	1,597
Total assets	$2,079,436	$966,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,165	$3,803
Accrued expenses	90,665	78,075
Deferred revenue, current portion	370,494	339,522
Operating lease liabilities, current portion	17,230	7,235
Debt, current portion	10,047	—
Other liabilities	15,696	11,015
Total current liabilities	513,297	439,650
Debt, net of current portion	1,224,646	293,174
Deferred revenue, net of current portion	4,150	6,945
Operating lease liabilities, net of current portion	68,929	67,195
Deferred tax liabilities	17,396	—
Other liabilities, non-current	6,267	655
Total liabilities	1,834,685	807,619
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value	6	6
Additional paid-in capital	808,592	682,717
Accumulated deficit	(566,223)	(524,680)
Accumulated other comprehensive income	2,376	439
Total stockholders’ equity	244,751	158,482
Total liabilities and stockholders’ equity	$2,079,436	$966,101
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$199,498	$144,952	$533,992	$426,929
Cost of revenue	64,503	37,167	164,427	111,049
Gross profit	134,995	107,785	369,565	315,880
Operating expenses:
Sales and marketing	71,850	57,815	192,122	171,011
Research and development	29,665	25,695	82,088	77,778
General and administrative	28,884	20,562	79,229	65,741
Acquisition-related costs	4,852	—	31,756	—
Restructuring	1,362	—	11,095	—
Total operating expenses	136,613	104,072	396,290	314,530
(Loss) income from operations	(1,618)	3,713	(26,725)	1,350
Other expense:
Interest expense	(19,609)	(3,321)	(43,329)	(9,889)
Other, net	5,817	(1,018)	(61)	(2,720)
Other expense, net	(13,792)	(4,339)	(43,390)	(12,609)
Loss before income tax provision	(15,410)	(626)	(70,115)	(11,259)
Income tax (provision) benefit	(371)	(591)	28,572	(2,227)
Net loss	$(15,781)	$(1,217)	$(41,543)	$(13,486)
Net loss per share, basic and diluted	$(0.25)	$(0.02)	$(0.66)	$(0.23)
Weighted average common shares outstanding, basic and diluted	64,375	60,652	63,204	59,841
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(15,781)	$(1,217)	$(41,543)	$(13,486)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(1,450)	1,198	2,160	2,389
Net change in unrealized gains (losses) on investments	—	167	(223)	352
Other comprehensive (loss) income, net of tax	(1,450)	1,365	1,937	2,741
Total comprehensive (loss) income	$(17,231)	$148	$(39,606)	$(10,745)
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of June 30, 2020	64,060	$6	$788,150	$(550,442)	$3,826	$241,540
Issuance of common stock upon the exercise of options	70	—	1,166	—	—	1,166
Vesting of restricted stock units	424	—	—	—	—	—
Stock-based compensation	—	—	19,276	—	—	19,276
Net loss	—	—	—	(15,781)	—	(15,781)
Other comprehensive loss, net of tax	—	—	—	—	(1,450)	(1,450)
Balance as of September 30, 2020	64,554	$6	$808,592	$(566,223)	$2,376	$244,751

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2019	61,038	$6	$682,717	$(524,680)	$439	$158,482
Issuance of common stock upon the exercise of options	774	—	9,354	—	—	9,354
Vesting of restricted stock units	1,502	—	—	—	—	—
Shares issued under employee stock purchase plan	130	—	4,370	—	—	4,370
Stock-based compensation	—	—	60,664	—	—	60,664
Common stock issued in acquisition	1,110	—	32,889	—	—	32,889
Modification of Convertible Notes	—	—	18,598	—	—	18,598
Net loss	—	—	—	(41,543)	—	(41,543)
Other comprehensive income, net of tax	—	—	—	—	1,937	1,937
Balance as of September 30, 2020	64,554	$6	$808,592	$(566,223)	$2,376	$244,751
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

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(41,543)	$(13,486)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	80,190	30,848
Accretion of debt discount and amortization of debt issuance costs	7,502	3,130
Amortization (accretion) of purchased investment premium or discount, net	41	(900)
Net foreign currency and other loss	4,063	2,504
Stock-based compensation expense	55,197	55,714
Deferred income taxes	(32,081)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	32,243	23,900
Deferred commissions	(8,715)	(14,130)
Prepaid expenses and other assets	14,302	12,589
Accounts payable	(6,852)	(6,040)
Accrued expenses	(4,545)	(5,563)
Deferred revenue	(43,349)	(39,048)
Other liabilities	5,456	3,437
Net cash provided by operating activities	61,909	52,955
Cash flows from investing activities
Purchases of marketable investments	(20,419)	(201,981)
Maturities and sales of investments	272,173	206,040
Capital expenditures	(2,910)	(15,987)
Capitalized software costs	(20,296)	(18,835)
Cash paid for acquisitions, net of cash acquired	(1,295,508)	—
Net cash used in investing activities	(1,066,960)	(30,763)
Cash flows from financing activities
Proceeds from term loan debt, net of discount	979,582	—
Payments of debt issuance and modification costs	(30,429)	—
Proceeds from employee stock plans	15,953	33,072
Payment of tax withholdings for employee stock plans	—	(5,469)
Repurchases of common stock	—	(13,530)
Net cash provided by financing activities	965,106	14,073
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3	(1,123)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(39,942)	35,142
Cash, cash equivalents, and restricted cash at beginning of period	215,907	183,596
Cash, cash equivalents, and restricted cash at end of period	$175,965	$218,738
Supplemental cash flow data
Cash paid for interest	$38,873	$17,356
Cash paid for income taxes	3,725	1,488
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$1,276
Capitalized assets financed by accounts payable and accrued expenses	56	1,205
Capitalized stock-based compensation	5,467	3,427
Issuance of common stock for partial consideration for acquisition	32,889	—
Increase in debt discount as a result of modification of Convertible Notes	18,598	—

	As of September 30,
	2020	2019
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$170,937	$218,738
Restricted cash included in prepaid expenses and other current assets	3,752	—
Restricted cash included in other assets	1,276	—
Total cash, cash equivalents, and restricted cash	$175,965	$218,738
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
The Company works with customers across all geographies, vertical markets, and market segments. Its Learning, Performance, Recruiting, and HR administration solutions help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting, reviews, competency management, and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service, and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the solution for talent mobility, engagement, and development so that HR and leadership can focus on strategic initiatives to help their organizations succeed.
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregated and consolidated basis to the Company’s chief executive officer, who is the Company’s chief operating decision maker.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared on the same basis as the Company’s annual consolidated financial statements. These unaudited condensed financial statements are presented in accordance with (i) accounting standards generally accepted in the United States of America (“GAAP”) for interim financial information and (ii) the instructions to Form 10-Q and Article 10 of Regulation S-X. Certain information and note disclosures normally included in the annual consolidated financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements include all adjustments (consisting of normal recurring adjustments) necessary for the fair presentation of the interim periods presented.
Results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, for any other interim period, or for any other future year. Certain prior period balances have been reclassified to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted the requirements of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using a modified retrospective method of adoption. All amounts and disclosures set forth in this Quarterly Report on Form 10-Q have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2020 presented under ASU 2016-13, while prior period amounts and disclosures were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology, referred to as current expected credit loss (“CECL”), for financial instruments, including accounts receivable. The cumulative effect of adopting ASU 2016-13 did not have a material impact on the Company’s accumulated deficit as of January 1, 2020. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current receivables aging, consideration of current conditions, and other relevant data.
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

Accounting Pronouncements Pending Adoption
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021, although early adoption is permitted. The Company is currently evaluating the impact of the adoption of ASU 2019-12 on its consolidated financial statements.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2019, filed with the Securities and Exchange Commission, or SEC, on February 25, 2020.
2.    BUSINESS COMBINATIONS
Saba
On April 22, 2020, the Company acquired 100% of the equity interests of the direct and indirect subsidiaries of Vector Talent Holdings, L.P., including Saba Software, Inc. (such subsidiaries, collectively, “Saba”), to expand its cloud-based learning, talent management, and talent experience software offerings. The Company acquired Saba for an aggregate purchase price of $1.310 billion, consisting of $1.277 billion in cash (net of cash acquired) and 1,110,352 shares of the Company's common stock with an aggregate value of $32.9 million. The acquisition was financed with a combination of cash on hand and proceeds from new borrowings (refer to Note 3 – Debt for further details). Under the terms of the purchase agreement, the final consideration is subject to certain adjustments based on a determination of closing net working capital and net indebtedness (as defined in the purchase agreement). The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the acquired workforce and synergies expected to arise after the acquisition, including future technologies and customers of the combined business. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date).
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. During the three and nine months ended September 30, 2020, Saba contributed approximately $47 million and $76 million to revenue, respectively. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as a result of the acquisition of Saba, as adjusted in the third quarter of 2020 (in thousands):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments[1]	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$49,471		$49,471
Accounts receivable	58,764		58,764
Prepaid expenses and other current assets	13,020		13,020
Property and equipment	9,446		9,446
Operating right-of-use assets	16,700		16,700
Intangible assets	481,000		481,000
Goodwill	905,498	(2,694)	902,804
Other assets	2,698	1,122	3,820
Total assets	1,536,597	(1,572)	1,535,025
Accounts payable and accrued expenses	28,978		28,978
Deferred revenue	69,940	1,092	71,032
Operating lease liabilities	16,532		16,532
Deferred tax liabilities, net	46,472		46,472
Other liabilities	12,782		12,782
Total liabilities	174,704	1,092	175,796
Total purchase consideration	$1,361,893	$(2,664)	$1,359,229

[1] The Company received approximately $2.7 million from escrow and made other revisions to certain acquired balances during the three months ended September 30, 2020.

Identifiable Intangible Assets
The following table provides the preliminary valuation of the Saba intangible assets, along with their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$294,800	11
Customer contracts	58,500	2
Developed technology	120,500	3 – 5
Trade names, trademarks, and domain names	7,200	3
Total	$481,000
The identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives to sales and marketing for customer-related intangible assets, cost of revenue for developed technology intangible assets, and general and administrative expense for all other intangible assets. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to estimated future subscription revenue and related profit margins, costs anticipated to fulfill remaining acquired performance obligations and related profit margins, customer retention rates, technology migration curves, royalty rates, discount rates, and economic lives assigned to acquired intangible assets.
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma results for the three and nine months ended September 30, 2020 and 2019. The unaudited pro forma financial information combines the results of operations of Cornerstone OnDemand and Saba as though the companies had been combined as of January 1, 2019. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma results presented below include adjustments for amortization of identifiable intangible assets, interest expense related to debt financing, and related tax effects (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$199,498	$209,465	$639,036	$618,765
Net loss	(10,776)	(20,641)	(95,625)	(79,164)
Clustree
On January 24, 2020, the Company purchased all of the outstanding shares of Clustree SAS (“Clustree”), a developer of a skills engine and skills ontology. The Company paid cash consideration of approximately $18.6 million. The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill generated from this transaction is primarily attributable to the ability to enhance the Company’s product portfolio. The final allocation of purchase consideration to certain assets and liabilities, primarily related to taxes and assumed liabilities, remains in process as the Company continues to evaluate certain estimates and assumptions during the measurement period (up to one year from the acquisition date).
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
Acquisition-related costs
Acquisition-related costs for both Saba and Clustree primarily consisted of external fees for advisory, legal, and other professional services, and totaled approximately $4.9 million and $31.8 million, for the three and nine months ended September 30, 2020, respectively. These costs were expensed as incurred and recorded in acquisition-related costs in the condensed consolidated statements of operations.
3.    DEBT
Term Loan B and Revolving Credit Facility
On April 22, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (“Agent”), which provided for a seven-year senior secured term loan B facility (the “Term Loan Facility”) in an aggregate principal amount of $1.0047 billion for a purchase price equal to 97.5% of the aggregate principal amount after original issue discount. Principal payments are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. In addition, the Company entered into a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150.0 million, of which $50.0 million remained available at September 30, 2020. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (as defined below) and drawn letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR for an interest period of one month, plus an applicable margin of 4.25%, with a 0.00% LIBOR floor. Interest is payable on a monthly or quarterly basis at the Company’s option.
The net carrying amounts of the components of the Term Loan Facility consist of the following (in thousands):

September 30, 2020
Principal amount	$1,004,700
Unamortized debt discount	(23,971)
Unamortized debt issuance costs	(22,237)
Net carrying value	$958,492
The effective interest rate is 5.3% for the Term Loan Facility as of September 30, 2020.
The following table presents the interest expense recognized related to the Term Loan Facility (in thousands):

	Three Months Ended	Nine Months Ended
	September 30, 2020
Contractual interest expense	$12,061	$22,359
Accretion of debt discount	447	1,146
Amortization of debt issuance costs	425	1,088
Total	$12,933	$24,593
Undrawn amounts under the Revolving Credit Facility accrue a commitment fee at an initial per annum rate of 0.50% subject to certain adjustments, beginning July 1, 2020. In addition to the unused commitment fee, the Company is required to pay certain letter of credit and related fronting fees and other administrative fees. The Company did not draw any amounts under the Revolving Credit Facility as of September 30, 2020.
The Term Loan Facility, Revolving Credit Facility, and Convertible Notes (as discussed below) contain customary covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets, and make certain payments (including share repurchases and dividends). As of September 30, 2020, the Company was in compliance with all financial covenants.

Convertible Notes
In 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount. The Company received net proceeds of $284.8 million, net of a discount of $6.0 million and issuance costs of $9.2 million. The debt discount is being accreted to interest expense over the term of the Convertible Notes using the effective interest method. The issuance costs were deferred and are being amortized to interest expense over the term of the Convertible Notes using the effective interest method. Interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2018.
The Convertible Notes are convertible at an initial conversion rate of 23.8095 shares of the Company’s common stock per $1,000 principal amount of the Convertible Notes, which represents an initial conversion price of $42.00 per share, subject to adjustment for anti-dilutive issuances, voluntary increases in the conversion rate, and make-whole adjustments upon a fundamental change. A fundamental change includes a change in control, delisting of the Company’s common stock, or a liquidation of the Company. Upon conversion, the Company will deliver the applicable number of the Company’s common stock and cash in lieu of any fractional shares. Holders of the Convertible Notes may convert their Convertible Notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date.
The holders of the Convertible Notes may require the Company to repurchase all or a portion of their Convertible Notes at a cash repurchase price equal to 100% of the principal amount of the notes being repurchased, plus the remaining scheduled interest through and including the maturity date, upon a fundamental change or event of default, including non-payment of interest or principal and other obligations.
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
The net carrying amounts of the components of the Convertible Notes consist of the following (in thousands):

	September 30, 2020	December 31, 2019
Principal amount	$300,000	$300,000
Unaccreted debt discount	(17,930)	(2,691)
Unamortized debt issuance costs	(5,869)	(4,135)
Net carrying value	$276,201	$293,174
The effective interest rate is 9.9% for the Convertible Notes as of September 30, 2020.
The following table presents the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Contractual interest expense	$4,313	$4,313	$12,939	$12,939
Accretion of debt discount	1,428	418	3,358	1,233
Amortization of debt issuance costs	414	642	1,670	1,897
Total	$6,155	$5,373	$17,967	$16,069

4.    NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net loss	$(15,781)	$(1,217)	$(41,543)	$(13,486)
Net loss per share, basic and diluted	$(0.25)	$(0.02)	$(0.66)	$(0.23)
Weighted-average shares of common stock outstanding, basic and diluted	64,375	60,652	63,204	59,841
The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. The following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	September 30,
	2020	2019
Options to purchase common stock, restricted stock units, and performance-based restricted stock units	8,091	9,146
Shares issuable pursuant to employee stock purchase plan	161	103
Convertible notes	7,143	7,143
Total shares excluded from net loss per share	15,395	16,392

5.    CASH AND INVESTMENTS
The Company’s investments in marketable and non-marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
As of September 30, 2020, the Company did not have any marketable investments. The following is a summary of cash and marketable investments, including those that meet the definition of a cash equivalent, as of December 31, 2019 (in thousands):

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
Unrealized gains and losses on investments were immaterial individually and in aggregate as of September 30, 2020 and December 31, 2019. Realized gains and losses for sales of investments during the three and nine months ended September 30, 2020 and 2019 were immaterial.
The Company’s long-term investments are composed of the following (in thousands):

	September 30, 2020	December 31, 2019
Long-term marketable investments	$—	$50,442
Non-marketable investments	9,043	9,750
Total long-term investments	$9,043	$60,192
The Company’s non-marketable investments are composed of the following (in thousands):

	September 30, 2020	December 31, 2019
Accounted for at cost, adjusted for observable price changes	$1,750	$1,750
Accounted for using the equity method	7,293	8,000
Total non-marketable investments	$9,043	$9,750

6.    INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets (dollars in thousands):

		September 30, 2020			December 31, 2019
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	2.9	$141,337	$(22,144)	$119,193	$39,984	$(34,268)	$5,716
Content library	3.6	4,700	(1,619)	3,081	4,700	(976)	3,724
Customer relationships	10.5	296,046	(12,125)	283,921	—	—	—
Customer contracts	1.5	58,580	(12,921)	45,659	—	—	—
Trade names, trademarks, and domain names	2.5	7,212	(1,060)	6,152	—	—	—
Total		$507,875	$(49,869)	$458,006	$44,684	$(35,244)	$9,440
During the first quarter of 2020, the gross carrying amount and accumulated amortization of fully amortized intangible assets were written off. Amortization of customer-related intangible assets is recorded in sales and marketing expense in the accompanying condensed consolidated statements of operations; amortization of developed technology and content library intangible assets is recorded in cost of revenue; amortization of all other finite-lived intangibles is recorded in general and administrative expense. Total amortization expense was $24.3 million and $1.0 million for the three months ended September 30, 2020 and 2019, respectively. Total amortization expense was $44.5 million and $3.3 million for the nine months ended September 30, 2020 and 2019 respectively.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of September 30, 2020 (in thousands):

2020 - remaining period	$24,176
2021	95,421
2022	72,331
2023	50,295
2024	42,238
Thereafter	173,545
Estimated remaining amortization expense	$458,006
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company does not believe an impairment trigger occurred which would impact the recoverability of the carrying values as of September 30, 2020. There were no impairment charges related to identifiable intangible assets for the three and nine months ended September 30, 2020 and 2019.
Goodwill
The following table presents the carrying amount of goodwill (in thousands):

Balance as of December 31, 2019	$47,453
Goodwill resulting from acquisitions	914,373
Measurement period adjustments	(2,694)
Effect of foreign currency translation	1,288
Balance as of September 30, 2020	$960,420

7.    RESTRUCTURING
On June 2, 2020, the Company announced workforce reductions as part of the Company’s integration plan with Saba to streamline the organization. The cost of these workforce reductions is primarily composed of severance payments and termination benefits. The actions are expected to be substantially complete by the fourth quarter of 2020. All liabilities for severance and related benefits are included in accrued expenses in the condensed consolidated balance sheets with certain cash payment obligations continuing into the first quarter of 2021.
Activity for the Company's restructuring plan is as follows:

Nine Months Ended
September 30, 2020
(in thousands)
Restructuring charges	$10,695
Non-cash charges	400
Total restructuring expense	$11,095

Restructuring liability balance as of December 31, 2019	$—
Restructuring charges	10,695
Cash payments	(7,786)
Effect of foreign currency translation	98
Restructuring liability balance as of September 30, 2020	$3,007

8.    OTHER BALANCE SHEET AMOUNTS
Property and Equipment, net
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	September 30, 2020	December 31, 2019
Computer equipment and software	1 – 5 years	$64,342	$57,482
Furniture and fixtures	3 – 7 years	6,898	6,096
Leasehold improvements	1 – 7 years	25,011	22,800
Total property and equipment		96,251	86,378
Less: accumulated depreciation and amortization		(62,359)	(49,852)
Total property and equipment, net		$33,892	$36,526
Depreciation expense was $5.4 million and $3.0 million for the three months ended September 30, 2020 and 2019 and $14.3 million and $8.7 million for the nine months ended September 30, 2020 and 2019, respectively.
Accrued Expenses
The balance of accrued expenses is as follows (in thousands):

	September 30, 2020	December 31, 2019
Accrued compensation	$47,667	$33,626
Accrued commissions	13,329	18,834
Accrued interest	5,435	8,625
Other accrued expenses	24,234	16,990
Total accrued expenses	$90,665	$78,075

Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. Deferred commissions are then amortized over the related benefit period which has been determined to be six years for commissions for initial contracts. For the three months ended September 30, 2020 and 2019, the Company recognized $10.4 million and $10.4 million in commissions expense, respectively. For the nine months ended September 30, 2020 and 2019, the Company recognized $29.4 million and $27.8 million in commissions expense, respectively. These expenses were recorded in sales and marketing expense in the accompanying condensed consolidated statements of operations.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs
Assets and liabilities measured at fair value on a recurring basis included the following (in thousands):

	September 30, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$—	$—	$—	$—	$148,089	$148,089	$—	$—
Corporate bonds	—	—	—	—	122,648	—	122,648	—
Agency bonds	—	—	—	—	3,968	—	3,968	—
US treasury securities	—	—	—	—	70,089	—	70,089	—
Commercial paper	—	—	—	—	23,828	—	23,828	—
Certificate of deposit	—	—	—	—	3,937	3,937	—	—
Asset-backed securities	—	—	—	—	27,551	—	27,551	—
Foreign currency forward contracts	43	—	43	—	—	—	—	—
Total	$43	$—	$43	$—	$400,110	$152,026	$248,084	$—
At September 30, 2020, the Company had no cash equivalents measured at fair value on a recurring basis. At December 31, 2019, cash equivalents of $148.1 million consisted of money market funds with original maturity dates of three months or less backed by US Treasury bills, as well as corporate bonds, agency bonds, commercial paper, certificates of deposit, and US treasury securities.
At September 30, 2020, foreign currency forward contracts were classified within Level 2 of the fair value hierarchy and were valued based on quoted foreign exchange rates. The aggregate notional value of these contracts outstanding at September 30, 2020 was $4.0 million. The forward contracts have a maturity of less than one year and are not used for speculative purposes. These forward contracts are to exchange US dollars for Canadian dollars and are used to manage the Company’s exposure to foreign exchange rate risk related to operating expenses incurred in Canadian dollars. The contracts are re-measured to fair value at the end of each reporting period and are not designated as hedging instruments under applicable accounting guidance; therefore, changes in fair value of these contracts are recorded in other, net in the condensed consolidated statements of operations.
At December 31, 2019, corporate bonds, agency bonds, US treasury securities, commercial paper, and asset-backed securities were classified within Level 2 of the fair value hierarchy. The instruments were valued using information obtained from pricing services, which obtained quoted market prices from a variety of industry data providers, security master files from large financial institutions, and other third-party sources. The Company performed supplemental analysis to validate information obtained from its pricing services. As of December 31, 2019, no adjustments were made to such pricing information.

Convertible Notes
The Company’s Convertible Notes, as described in Note 3 – Debt, are presented in the accompanying condensed consolidated balance sheets at their original issuance value, net of unaccreted debt discount and unamortized debt issuance costs, and are not remeasured to fair value each period. The fair value of the Company’s Convertible Notes as of September 30, 2020 was approximately $360 million. The fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was estimated on the basis of the current equity value implicit in the instrument.
10.    STOCKHOLDERS’ EQUITY
Common Stock
As of September 30, 2020 and December 31, 2019 there were 1,000,000,000 shares of common stock authorized. As of September 30, 2020 and December 31, 2019 there were 64,554,401 and 61,037,517 shares issued and outstanding, respectively.
Share Repurchase Programs
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program is set to terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. At October 1, 2020, $127.6 million remained available for repurchase of shares under the 2019 Share Repurchase Program. There were no share repurchases under the 2019 Share Repurchase Program during the three and nine months ended September 30, 2020.
11.    STOCK-BASED AWARDS
Stock Options
Stock option activity is summarized as follows (in thousands, except per share and term information):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding, December 31, 2019	2,851	$30.97	3.1	$78,580
Exercised	(774)	12.09
Forfeited	(174)	42.43
Outstanding, September 30, 2020	1,903	$37.62	2.9	$9,347

Exercisable at September 30, 2020	1,903	$37.62	2.9	$9,347
Vested and expected to vest at September 30, 2020	1,903	$37.62	2.9	$9,347

[1] Based on the Company’s closing stock price of $36.36 on September 30, 2020 and $58.55 on December 31, 2019.
There were no stock options granted during the three and nine months ended September 30, 2020 and 2019.
Restricted Stock Units
Restricted stock unit (“RSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019	3,756	$47.76
Granted	2,019	34.39
Forfeited	(296)	46.69
Vested	(1,502)	43.44
Unvested shares at September 30, 2020	3,977	$42.68
Unrecognized compensation expense related to unvested RSUs was $125.2 million at September 30, 2020, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance-Based Restricted Stock Units
Performance-based restricted stock unit (“PRSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019[1]	1,752	$44.21
Granted	720	36.06
Forfeited	(261)	40.69
Unvested shares at September 30, 2020[1]	2,211	$41.97

[1] Assumes maximum achievement of the specified financial targets.
Unrecognized compensation expense related to unvested PRSUs was $14.9 million at September 30, 2020, which is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted semi-annually, in June and December, for six month offering periods. As of and for the three months ended September 30, 2020, no shares were purchased under the ESPP, and 4,326,341 shares remained available for issuance.
Stock-Based Compensation
Stock-based compensation expense is reflected in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Cost of revenue	$2,205	$1,748	$7,028	$4,670
Sales and marketing	7,197	7,915	21,409	20,771
Research and development	4,283	4,285	11,807	12,800
General and administrative	4,047	5,570	14,553	17,473
Restructuring	192	—	400	—
Total	$17,924	$19,518	$55,197	$55,714

12.    INCOME TAXES
The Company’s income tax provision was approximately $(0.4) million and $(0.6) million with an effective income tax rate of (2.4)% and (94.4)% for the three months ended September 30, 2020 and 2019. The Company’s income tax benefit (provision) was approximately $28.6 million and $(2.2) million with an effective income tax rate of 40.8% and (19.8)% for the nine months ended September 30, 2020 and 2019. The Company’s effective tax rate differs from the US statutory rate of 21% primarily due to the change in the valuation allowance on the Company’s deferred tax assets and income taxes in foreign jurisdictions with no valuation allowances. In connection with the acquisition of Saba, the Company recorded excess deferred tax liabilities that are expected to provide a source of future income. This resulted in a partial change in judgment as to the realizability of the Company's US federal and state deferred tax assets. Consequently, the Company determined that a portion of its existing deferred tax assets were more likely than not to be realized and recognized a discrete income tax benefit of approximately $26.7 million during the three months ended June 30, 2020.
The income tax provision is related to domestic income, certain foreign income, and withholding taxes. The Company does not have a material tax provision in significant jurisdictions in which it operates, such as the United States, as it has historically generated losses. The Company has recorded a full valuation allowance against its net deferred tax assets and the Company does not currently anticipate recording an income tax benefit related to these deferred tax assets or current year losses other than to the extent stated above.

The Company computed income taxes for the quarter ended September 30, 2020 using the discrete method, applying the actual year-to date effective tax rate to pre-tax income or loss. The Company believes this method yields a more reliable income tax calculation for the period than the estimated annual effective tax rate method. The estimated annual effective tax rate method is not reasonable for the Company due to its sensitivity to small changes in forecasted annual income or loss before income taxes, which would result in significant variations in the customary relationship between income tax expense and pre-tax income or loss for interim periods.
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
During the quarter ended June 30, 2020, the Company recorded an increase in its uncertain tax positions in the amount of $5.5 million, including interest and penalties, related to the acquisition of Saba. No additional increases were recorded for the quarter ended September 30, 2020.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
In March 2020, the Company entered into an agreement with a provider of cloud computing services to provide services over approximately seven years. The remaining obligation as of September 30, 2020 is $81.2 million.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at September 30, 2020 and December 31, 2019 were $9.4 million and $8.3 million, respectively.
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

14.    LEASES
The Company has various non-cancelable operating leases for its offices and data centers. These arrangements have remaining lease terms ranging from 1 to 12 years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term, generally from 1 to 5 years.
The components of lease cost related to the Company's operating leases are as follows:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Operating lease cost	$13,979	$11,613
Sublease income	(2,834)	(2,732)
Net lease cost	$11,145	$8,881
Supplemental cash flow information related to leases, including leases acquired in business combinations, is as follows:

	Nine Months Ended
	September 30,
	2020	2019

	(in thousands)
Cash paid for operating leases	$10,357	$9,639
Right-of-use assets obtained in exchange for lease obligations	18,409	5,452
Supplemental balance sheet information related to the Company's operating leases is as follows:

	September 30, 2020	December 31, 2019
Weighted-average remaining lease term	4.4 years	6.0 years
Weighted-average incremental borrowing rate	3.5%	3.3%
Maturities of the Company’s operating lease liabilities at September 30, 2020 are as follows (in thousands):

2020 – remaining period	$3,787
2021	20,908
2022	19,980
2023	18,864
2024	9,598
Thereafter	22,401
Total lease payments	95,538
Less: Imputed interest[1]	(9,379)
Present value of operating lease liabilities	$86,159
[1] Calculated using the incremental borrowing rate for each lease.

15.    REVENUE, DEFERRED REVENUE, AND REMAINING PERFORMANCE OBLIGATIONS
Disaggregation of Revenue
The following table sets forth the Company’s sources of revenue (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Subscription revenue	$185,643	$137,446	$507,281	$401,264
Professional services revenue	13,855	7,506	26,711	25,665
Total revenue	$199,498	$144,952	$533,992	$426,929

Revenue by geographic region, which is generally based on the address of the Company’s customers as defined in their master subscription agreements, is set forth below (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
United States	$123,907	$94,880	$341,210	$278,157
All other countries	75,591	50,072	192,782	148,772
Total revenue	$199,498	$144,952	$533,992	$426,929
Deferred Revenue
The Company recognized $168.2 million and $127.1 million of revenue during the three months ended September 30, 2020 and 2019, respectively, that was included in the deferred revenue balances as of June 30, 2020 and 2019, respectively. The Company recognized $306.9 million and $286.7 million of revenue during the nine months ended September 30, 2020 and 2019, respectively, that was included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of September 30, 2020, approximately $1.134 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 70% of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancellable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
16.    RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of people development technology including the Company’s products. The Company’s founder and co-chairman of the board is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s activities with its financial results. During the three months ended September 30, 2020 and 2019, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.7 million and $0.8 million, respectively. During the nine months ended September 30, 2020 and 2019, the Company provided at no charge certain resources to the Foundation, with approximate values of $2.5 million and $2.8 million, respectively.
17.    SUBSEQUENT EVENTS
Subsequent to September 30, 2020, the Company made principal prepayments of $50.0 million on the Term Loan Facility. The Company expects to make voluntary prepayments on the Term Loan Facility from time to time in the future.

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
Overview
Cornerstone OnDemand, Inc. is a leading global provider of learning and people development solutions, delivered as software-as-a-service (“SaaS”). Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us,” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries. We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their potential. Cornerstone’s people development solutions feature comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights. On April 22, 2020, the Company acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions. We are actively engaged in integrating Saba. Together, the combined Company reaches over 6,000 customers of all sizes across over 180 countries and nearly 50 languages.
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
We generally recognize revenue from subscriptions ratably over the term of the customer agreement and revenue from professional services as the services are performed. We normally invoice our customers upfront for annual subscription fees for multi-year subscriptions and upfront for professional services. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue.
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

COVID-19
The impact of the COVID-19 pandemic on the global economy and on our business continues to be fluid. We responded quickly across our organization to guard the health and safety of our team, support our partners and vendors, and mitigate risk. After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 pandemic remain highly uncertain, we believe that we are well positioned to address challenges related to the COVID-19 pandemic and to continue to execute against our strategic priorities and financial goals. We have several members of our team working cross-functionally to collect, monitor, and analyze evolving information regarding the COVID-19 pandemic and to make recommendations to our executive leadership team and board of directors regarding risk identification and mitigation planning. We have also taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending non-essential business-related travel, while continuing our commitment and efforts to serve customers that rely on us. Thus far, we believe our employees have rapidly adapted to working remotely and we are closely monitoring the COVID-19 pandemic to ensure we have all necessary plans in place for mitigating disruptions in our operations, including maintaining high levels of uptime, and service and support to our customers. We continue to proactively assess, monitor, and respond to domestic and international developments related to the COVID-19 pandemic, and we will implement risk-mitigation plans as needed to minimize the impact on our partner relationships and business operations. While our customer base spans a variety of industries and geographies, our customers may be negatively impacted by COVID-19 which may result in an increase in delayed purchasing decisions from prospective customers, reduced customer demand, reduced customer spend, and delayed payments, all of which could affect our future revenues. Because our near-term revenues are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and financial condition until future periods.
Metrics
We regularly review a number of metrics, including the following key metrics, to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions.
•Revenue. Revenue consists primarily of subscription revenue and professional services revenue. We generally recognize revenue over the delivery period. Because of the seasonality of our business and the timing of when we enter into new customer agreements, revenue from customer agreements signed in the current period may not be fully reflected in the current period.
•Subscription Revenue. Subscription revenue represents subscriptions to our people development solution, content subscriptions, and related support sold on a recurring basis.
•Annual Recurring Revenue. In order to assess our business performance with a metric that reflects our focus on a subscription-based (or recurring revenue) business model, we track annual recurring revenue, a non-GAAP financial measure, which we define as the annualized recurring value of all active contracts at the end of a reporting period. We believe this metric is useful to investors in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate annual recurring revenue differently or not at all, which may reduce its usefulness as a comparative measure.
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
•Constant Currency Results. We have historically presented constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. However, due to the acquisition of Saba in the second quarter of 2020, constant currency results on a combined company basis were not presented for the second and third quarter in 2020 as the historical comparative periods did not include the combined company results for a full quarter.

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
Income Tax Provision
On a consolidated basis, we have incurred operating losses and have recorded a valuation allowance against our US, UK, and other deferred tax assets for all periods to date and, accordingly, have not recorded a benefit for income taxes for any of the periods presented, other than a provision for certain foreign and state income taxes and a benefit for the nine months ended September 30, 2020. This benefit, which was realized in connection with the recording of deferred tax liabilities from the acquisition of Saba, was attributable to the reversal of $26.7 million of a portion of our US federal and state valuation allowance on deferred tax assets that are more likely than not to be realized. Certain foreign subsidiaries and branches provide intercompany services and are compensated as limited risk distributors and/or on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions.
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
Sales Commissions
We defer commissions paid to our sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. We determine separate periods of benefit for commissions related to initial contracts and commissions related to renewal contracts. Commissions for initial contracts are deferred on the consolidated balance sheets and amortized on a straight-line basis over a period of benefit that has been determined to be six years. We consider technology life and other factors in estimating the benefit period. Commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization of deferred commissions is included in sales and marketing expense in the accompanying consolidated statements of operations.
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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	$199,498	$144,952	$533,992	$426,929
Cost of revenue	64,503	37,167	164,427	111,049
Gross profit	134,995	107,785	369,565	315,880
Operating expenses:
Sales and marketing	71,850	57,815	192,122	171,011
Research and development	29,665	25,695	82,088	77,778
General and administrative	28,884	20,562	79,229	65,741
Acquisition-related costs	4,852	—	31,756	—
Restructuring	1,362	—	11,095	—
Total operating expenses	136,613	104,072	396,290	314,530
(Loss) income from operations	(1,618)	3,713	(26,725)	1,350
Other expense:
Interest expense	(19,609)	(3,321)	(43,329)	(9,889)
Other, net	5,817	(1,018)	(61)	(2,720)
Other expense, net	(13,792)	(4,339)	(43,390)	(12,609)
Loss before income tax provision	(15,410)	(626)	(70,115)	(11,259)
Income tax (provision) benefit	(371)	(591)	28,572	(2,227)
Net loss	$(15,781)	$(1,217)	$(41,543)	$(13,486)

The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	32.3%	25.6%	30.8%	26.0%
Gross profit	67.7%	74.4%	69.2%	74.0%
Operating expenses:
Sales and marketing	36.0%	39.9%	36.0%	40.1%
Research and development	14.9%	17.7%	15.4%	18.2%
General and administrative	14.5%	14.2%	14.8%	15.4%
Acquisition-related costs	2.4%	—%	5.9%	—%
Restructuring	0.7%	—%	2.1%	—%
Total operating expenses	68.5%	71.8%	74.2%	73.7%
(Loss) income from operations	(0.8)%	2.6%	(5.0)%	0.3%
Other expense:
Interest expense	(9.8)%	(2.3)%	(8.1)%	(2.3)%
Other, net	2.9%	(0.7)%	—%	(0.6)%
Other expense, net	(6.9)%	(3.0)%	(8.1)%	(2.9)%
Loss before income tax provision	(7.7)%	(0.4)%	(13.1)%	(2.6)%
Income tax (provision) benefit	(0.2)%	(0.4)%	5.4%	(0.5)%
Net loss	(7.9)%	(0.8)%	(7.7)%	(3.1)%
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:
Metrics

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Revenue	$199,498	$144,952	$533,992	$426,929
Subscription revenue	$185,643	$137,446	$507,281	$401,264
Operating loss	$(1,618)	$3,713	$(26,725)	$1,350
Free cash flow	$25,740	$13,057	$38,703	$18,133
Number of customers	6,229	3,446	6,229	3,446
Revenue increased by $54.5 million or 37.6% for the three months ended September 30, 2020 as compared to the same period in 2019. Revenue increased by $107.1 million or 25.1% for the nine months ended September 30, 2020 as compared to the same period in 2019. The rate of our revenue increase was impacted by the acquisition of Saba, the mix and timing of new customer agreements signed and upsells to existing customers, the success of our focus on subscription revenue and reducing our professional services business, and fluctuations in foreign exchange rates.

The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Subscription revenue	$185,643	$137,446	$507,281	$401,264
Percentage of subscription revenue to total revenue	93.1%	94.8%	95.0%	94.0%
Professional services revenue	$13,855	$7,506	$26,711	$25,665
Percentage of professional services revenue to total revenue	6.9%	5.2%	5.0%	6.0%
Total revenue	$199,498	$144,952	$533,992	$426,929
Subscription revenue increased by $48.2 million, or 35.1%, for the three months ended September 30, 2020 as compared to the same period in 2019. Subscription revenue increased by $106.0 million, or 26.4%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase was attributable to the acquisition of Saba as well as new business, which includes new customers, upsells, cross-sells, and renewals from existing customers.
Professional services revenue increased by $6.3 million, or 84.6%, for the three months ended September 30, 2020 and by $1.0 million, or 4.1%, for the nine months ended September 30, 2020 as compared to the same periods in 2019, respectively. The increase of professional services revenue was attributable to the acquisition of Saba.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
United States	$123,907	$94,880	$341,210	$278,157
Percentage for United States	62.1%	65.5%	63.9%	65.2%
All other countries	$75,591	$50,072	$192,782	$148,772
Percentage for all other countries	37.9%	34.5%	36.1%	34.8%
Total revenue	$199,498	$144,952	$533,992	$426,929
Net Cash Provided By Operating Activities and Free Cash Flow

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Net cash provided by operating activities	$33,147	$24,478	$61,909	$52,955
Capital expenditures	(635)	(6,713)	(2,910)	(15,987)
Capitalized software costs	(6,772)	(4,708)	(20,296)	(18,835)
Free cash flow	$25,740	$13,057	$38,703	$18,133
Free cash flow margin	12.9%	9.0%	7.2%	4.2%
Net cash provided by operating activities for the three months ended September 30, 2020 and 2019 was $33.1 million and $24.5 million, respectively. For the nine months ended September 30, 2020 and 2019, net cash provided by operating activities was $61.9 million and $53.0 million, respectively. The increase was primarily due to changes in net income adjusted for non-cash items including depreciation and amortization, and the timing of cash receipts from customers as compared to the same periods in 2019, and was partially offset by cash payments for acquisition-related costs and restructuring activities.
Free cash flow for the three months ended September 30, 2020 and 2019 was $25.7 million and $13.1 million, respectively, resulting in free cash flow margins of 12.9% and 9.0%. Free cash flows for the nine months ended September 30, 2020 and 2019 was $38.7 million and $18.1 million, respectively, and free cash flow margins were 7.2% and 4.2%.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Cost of revenue	$64,503	$37,167	$164,427	$111,049
Gross profit	$134,995	$107,785	$369,565	$315,880
Gross margin	67.7%	74.4%	69.2%	74.0%
Cost of revenue increased $27.3 million, or 73.5%, for the three months ended September 30, 2020. The increase is primarily attributable to the acquisition of Saba. Cost of revenue increased by $53.4 million, or 48.1%, for the nine months ended September 30, 2020 as compared to the same period in 2019; primarily due to the acquisition of Saba, the reallocation of certain internal resources to customer delivery initiatives, and increased allocation of data center costs from research and development to cost of revenue.
Sales and Marketing

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Sales and marketing	$71,850	$57,815	$192,122	$171,011
Percent of revenue	36.0%	39.9%	36.0%	40.1%
Sales and marketing expenses increased $14.0 million, or 24.3% for the three months ended September 30, 2020 as compared to the same period in 2019, primarily due to the acquisition of Saba, which was partially offset by decreased employee-related expenses as well as decreased marketing expenses from changes to move our Convergence event to fully remote in response to the ongoing COVID-19 pandemic.
Sales and marketing expenses increased $21.1 million, or 12.3%, for the nine months ended September 30, 2020 as compared to the same period in 2019 primarily due to the acquisition of Saba as described above. This increase was partially offset by decreased employee-related expenses including changes in stock-based compensation related to expected attainment of performance conditions, and by decreased travel, marketing, and overhead costs in response to the ongoing COVID-19 pandemic.
Research and Development

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Research and development	$29,665	$25,695	$82,088	$77,778
Percent of revenue	14.9%	17.7%	15.4%	18.2%
Research and development expenses increased $4.0 million, or 15.5%, for the three months ended September 30, 2020 as compared to the same period in 2019. Research and development expenses increased $4.3 million, or 5.5% for the nine months ended September 30, 2020 as compared to the same period in 2019. The increases in both periods were attributable to the acquisition of Saba, as discussed above, and were partially offset by a reduction in spending for outside consulting services, reduced costs for travel due to COVID-19, and reallocation of certain internal resources from research and development to customer delivery initiatives during the first quarter of 2020.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing and levels of resources dedicated to our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $7.6 million and $6.4 million of software development costs and amortized $7.1 million and $6.7 million during the three months ended September 30, 2020 and 2019, respectively. We capitalized $22.7 million and $22.0 million of software development costs and amortized $21.0 million and $18.6 million during the nine months ended September 30, 2020 and 2019, respectively.

General and Administrative

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
General and administrative	$28,884	$20,562	$79,229	$65,741
Percent of revenue	14.5%	14.2%	14.8%	15.4%
General and administrative expenses increased by $8.3 million, or 40.5%, for the three months ended September 30, 2020 as compared to the same period in 2019. General and administrative expenses increased $13.5 million, or 20.5%, for the nine months ended September 30, 2020 as compared to the same period in 2019. The increase in both periods was primarily due to the acquisition of Saba.
Acquisition-Related Costs

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Acquisition-related costs	$4,852	$—	$31,756	$—
Percent of revenue	2.4%	—%	5.9%	—%
During the three and nine months ended September 30, 2020 we incurred $4.9 million and $31.8 million of costs, respectively, related to the acquisitions of Saba and Clustree. We expect to incur additional costs related to the acquisition of Saba during the remainder of 2020.
Restructuring

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(dollars in thousands)
Restructuring	$1,362	$—	$11,095	$—
Percent of revenue	0.7%	—%	2.1%	—%
During the three and nine months ended September 30, 2020, we incurred $1.4 million and $11.1 million of restructuring costs, respectively, primarily due to workforce reductions announced as part of our integration plan associated with the acquisition of Saba. We are evaluating other areas of synergy as part of our integration planning efforts and expect actions to be substantially complete by the fourth quarter of 2020 with certain related cash payment obligations continuing into the first quarter of 2021. For additional information refer to Note 7 – Restructuring of the Notes to Condensed Consolidated Financial Statements.
Other Expense

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Interest expense	$(19,609)	$(3,321)	$(43,329)	$(9,889)
Other, net	5,817	(1,018)	(61)	(2,720)
Total	$(13,792)	$(4,339)	$(43,390)	$(12,609)
Interest expense increased for the three and nine months ended September 30, 2020 as compared to the same periods in 2019, primarily due to additional interest costs as well as amortization and accretion resulting from the Term Loan Facility and the modification of our Convertible Notes, (each defined below), which were executed in April 2020. Refer to the section below titled Liquidity and Capital Resources for additional information regarding interest expense associated with our Term Loan Facility and Convertible Notes.

Other, net is primarily composed of foreign exchange gains and losses related to transactions denominated in foreign currencies, foreign exchange gains and losses related to our intercompany loans and certain cash accounts, and interest income. The increase in other, net for the three and nine months ended September 30, 2020 as compared to the same periods in 2019 was primarily driven by foreign exchange gains from fluctuations in exchange rates between the euro and British pound due to the global nature of our operations, as well as lower interest income combined with realized losses on the sale of a significant portion of our investment portfolio during the first quarter of 2020.
Income Tax Benefit (Provision)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(in thousands)
Income tax (provision) benefit	$(371)	$(591)	$28,572	$(2,227)
For the three and nine months ended September 30, 2020, we recorded an income tax provision related to certain foreign and state income taxes. Additionally, for the nine months ended September 30, 2020, we recorded a benefit attributable to the reversal of $26.7 million of our US federal and state valuation allowance on deferred tax assets that are more likely than not to be realized, in connection with the acquisition of Saba due to the deferred tax liabilities recognized in accounting for the acquisition.
Liquidity and Capital Resources
At September 30, 2020, our principal sources of liquidity were $170.9 million of cash and cash equivalents and $156.7 million of accounts receivable. On April 22, 2020, we acquired Saba for an aggregate purchase price of approximately $1.310 billion, consisting of $1.277 billion in cash and 1,110,352 shares of common stock of the Company. In connection with the acquisition, we incurred $1.0047 billion of additional indebtedness as a senior term loan (the “Term Loan Facility”) for a purchase price equal to 97.5% of the principal amount. Principal payments are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. Interest is payable on a monthly or quarterly basis at the Company's option. We also entered into a revolving credit facility (the “Revolving Credit Facility”) to borrow up to an additional $150.0 million, of which $50.0 million remained available at September 30, 2020. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (defined below) and drawn letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. For additional information regarding our acquisition of Saba, including the consideration payable and debt arrangements, refer to Note 2 – Business Combinations and Note 3 – Debt of the Notes to Condensed Consolidated Financial Statements.
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

The following table sets forth a summary of our cash flows:

	Nine Months Ended September 30,
	2020	2019

	(in thousands)
Net cash provided by operating activities	$61,909	$52,955
Net cash used in investing activities	(1,066,960)	(30,763)
Net cash provided by financing activities	965,106	14,073
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $61.9 million for the nine months ended September 30, 2020 compared to $53.0 million for the same period in 2019. The increase in operating cash flow was primarily due to changes in net income adjusted for non-cash items including depreciation and amortization, and the timing of cash receipts from customers as compared to the same period in 2019, and was partially offset by cash payments for acquisition-related costs and restructuring activities.
Our primary investing activities have consisted of acquisitions, investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $1.067 billion for the nine months ended September 30, 2020, compared to cash used in investing activities of $30.8 million for the same period in 2019. The change in cash flows from investing activities was primarily due to cash paid for the acquisition of Saba.
Cash provided by financing activities was $965.1 million for the nine months ended September 30, 2020, compared to cash provided by financing activities of $14.1 million for the same period in 2019. The increase in financing cash flows was primarily due to proceeds from debt that we incurred in connection with the acquisition of Saba, which were partially offset by payments of debt issuance and other related costs.
Share Repurchase Program
In August 2019, the board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”), under which we have repurchased 416,761 shares of common stock at an average price per share of $53.64 as of September 30, 2020. As of September 30, 2020, $127.6 million was available for purchase of shares under the 2019 Share Repurchase Program. For additional information on the 2019 Share Repurchase Program, refer to Note 10 – Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements.
Contractual Obligations
Our principal commitments consist of obligations for contractual debt payments, leases for our office space, software and cloud services, and other contractual obligations. In April 2020, we incurred $1.0047 billion of additional indebtedness in connection with the acquisition of Saba. Principal payments on this Term Loan Facility are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. Refer to Note 3 – Debt for additional information. Additionally, as part of the acquisition of Saba, we assumed $48.2 million of contractual commitments—the majority of which related to lease agreements and software and cloud services. $43.7 million of these commitments relate to the five-year period following the acquisition, with the remainder relating to the period thereafter. In March 2020, we entered into an agreement with a provider of cloud computing services to provide services over approximately 7 years. Refer to Note 13 – Commitments and Contingencies for additional information regarding this agreement.
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
Interest Rate Risk
At September 30, 2020, we had cash and cash equivalents of $170.9 million. Our Term Loan Facility bears interest at a variable rate. As a result, we are exposed to market risk associated with the variable interest rate payments on these borrowings. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $2.4 million in quarterly interest payments. We may use interest rate swap contracts in the future to manage interest rate exposure.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. The effect of a hypothetical immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at September 30, 2020, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $4.0 million.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we sometimes enter into foreign currency forward contracts to mitigate these risks. We have not used, nor do we intend to use, these contracts for trading or speculative purposes. Forward contracts are not designated as accounting hedges; therefore, the unrealized gains and losses are recorded in other, net in the condensed consolidated statement of operations. The fair value of these contracts is recorded in other current assets for contracts in an unrealized gain position and accrued expenses for contracts in an unrealized loss position. Our foreign currency forward exchange contracts are generally short-term in duration. The aggregate notional value of these contracts outstanding at September 30, 2020 was $4.0 million and consisted of contracts to exchange US dollars for Canadian dollars, which are used to manage the Company's exposure to foreign exchange rate risk related to operating expenses incurred in Canadian dollars. No forward contracts were outstanding at December 31, 2019.

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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. We acquired Saba during the second quarter of 2020 and are in the process of integrating the acquired business into our overall internal control over financial reporting process. We expect to exclude Saba from our assessment of internal control over financial reporting as of December 31, 2020.

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
Our business could be adversely impacted by the effects of a health crisis, such as the ongoing COVID-19 pandemic, which could also cause significant disruption in the operations of our customers and the suppliers, partners, and other third-parties upon whom we rely. Our headquarters and many of our employees are located in Los Angeles County, California. Officials in Los Angeles County and elsewhere have issued multiple orders to implement various precautions intended to slow the spread of COVID-19, including prohibitions on large gatherings and directives related to social distancing and closure of non-essential or non-critical business at physical locations. Authorities in many other states and cities where our customers, suppliers, and partners are located have issued orders with similar goals and restrictions. While some of these restrictions have been lifted or relaxed in certain areas, the COVID-19 pandemic continues to present serious health risks and there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, suppliers and partners will be able to safely resume operations consistent with our pre-COVID-19 operations.
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
We do not have a substantial history of acquiring other large companies and have never completed an acquisition of the size and complexity of Saba. The success of our acquisition of Saba will depend, in substantial part, on our ability to integrate Saba's business and operations successfully with ours and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others, cost savings from eliminating duplicative functions; operational efficiencies in research and development investments; and revenue growth resulting from the addition of Saba’s product portfolio into our pre-acquisition product portfolio and “cross-selling” additional products to Saba customers. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have an adverse effect on our business, operating results, and financial condition.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes due March 17, 2023 with an aggregate principal amount of $300.0 million and the Term Loan Facility due April 22, 2027 of $1.0047 billion, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Term Loan Facility, the Convertible Notes, and any future indebtedness we may incur; or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the Term Loan Facility, or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Term Loan Facility, or future indebtedness.
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
We believe that our success depends on the continued employment of our senior management and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. For example, recently our founder, Adam Miller, transitioned from chief executive officer to co-chairman of the board; Phil Saunders, the former chief executive officer of Saba, was appointed by the board to serve as Cornerstone’s new chief executive officer; and Brian Swartz resigned from his position as our chief financial officer. Changes such as these could disrupt our business. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background, and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.
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

We face competition from desktop software tools and custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, IBM Kenexa, Learning Technologies Group plc (PeopleFluent), Oracle Corporation, SAP America, Inc. (SuccessFactors), SkillSoft Limited (SumTotal), Talentsoft SA, Ultimate Kronos Group, Inc., and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer, or may offer, products or services that compete with our products or services.
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
Further, the GDPR and other European data protection laws restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific compliance mechanisms. One of the mechanisms on which we previously relied, the EU-U.S. Privacy Shield Framework, was invalidated by the Court of Justice of the European Union in a July 2020 decision. The decision also called into question whether companies can lawfully use the European Commission’s Standard Contractual Clauses as a compliance mechanism for transfers of personal data from Europe to the United States or most other countries. Authorities in Switzerland also have issued guidance calling the Swiss-U.S. Privacy Shield Framework inadequate and raising similar questions about the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses, on which we have relied, including for transfers to India, where we maintain a significant support center. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe. We also rely on the European Commission’s recognition of Canada, Israel, and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from Europe to those countries. Loss of our ability to lawfully transfer personal data out of Europe to these or any other jurisdictions may cause reluctance or refusal by current or prospective European customers to use our products, and we may be required to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of delivering our services.
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

Privacy and data security laws in the US are also increasingly complex and changing rapidly. Many states have enacted laws requiring companies to implement reasonable data security measures, and laws in all states and US territories require businesses to notify affected individuals and governmental entities of the occurrence of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach may be complex and costly. States have also begun to introduce more comprehensive privacy legislation. Just over a month after the GDPR took effect, the California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the US states and in the US Congress, reflecting a trend toward more stringent privacy legislation in the US. The CCPA itself will be expanded substantially if California voters approve a November 2020 ballot measure proposing enactment of the California Privacy Rights Act of 2020, which would, among other things, restrict use of certain categories of sensitive personal information that we handle; further restrict the sharing of personal information; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines.
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
In addition to government activity, privacy advocacy and other industry groups have established, or may establish, new self-regulatory standards that may place additional burdens on our ability to provide our services globally. Our customers expect us to meet voluntary certifications and other standards established by third parties, such as ISO 27001 and ISO 27701. If we are unable to earn and maintain these certifications or meet these standards, it could adversely affect our ability to provide our solutions to certain customers and could harm our business.
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
As we have in the past, we may seek to acquire or invest in other businesses, products, or technologies that we believe could complement or expand our existing solutions, enhance our technical capabilities, lead to cost synergies, or otherwise offer growth opportunities. Most recently, in April 2020, we acquired Saba, a provider of talent experience solutions, for $1.277 billion in cash consideration (net of cash acquired) and 1,110,352 shares of our common stock. The pursuit of other potential acquisitions, along with the work required to successfully integrate the businesses we acquire, may divert the attention of management, result in additional dilution, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
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
We have in the past implemented headcount-related restructuring measures, and in the future it may become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, which could adversely affect our ability to execute our business strategy. For example, in 2020, we announced a plan to reduce headcount as part of our phased integration with Saba to streamline the organization. This workforce reduction plan and any future restructuring may have other consequences, such as attrition beyond the planned reduction in workforce, a negative effect on employee morale and productivity, or a reduction in our ability to attract and retain highly skilled employees.
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

Our operations could be materially affected by changes in domestic and foreign economic, political, or legal conditions. For example, we are continuing to monitor developments related to Brexit, which could have significant implications for our business. Pursuant to the formal withdrawal arrangements agreed between the UK and the EU, the UK will be subject to a transition period, which is currently scheduled to last until December 31, 2020, or the Transition Period, during which EU rules will continue to apply. Negotiations between the UK and the EU are expected to continue in relation to the customs and trading relationship between the UK and the EU following the expiration of the Transition Period. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The political and economic instability created by Brexit has also caused and may continue to cause significant volatility in global financial markets and the value of the British pound currency or other currencies, including the euro, and due to our legal structure, any fluctuations in the exchange rates of the British pound may be particularly impactful.
Such a withdrawal from the EU is unprecedented. It is unclear how the UK’s access to the European single market for goods, capital, services, and labor within the EU, or single market, and the wider commercial, legal, and regulatory environment, will impact our UK operations and customers. Our UK operations service customers in the UK as well as in other countries in the EU and the European Economic Area (“EEA”), and these operations could be disrupted by Brexit, particularly if there is a change in the UK’s relationship to the single market.
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
We have a history of losses. We experienced net losses of $4.1 million, $33.8 million, and $61.3 million in 2019, 2018, and 2017, respectively. At September 30, 2020, our accumulated deficit was $566.2 million and total stockholders’ equity was $244.8 million. Although our losses have decreased in each of the last three years, we expect our net loss to increase in 2020. It is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business as well as borrowing costs on our substantial indebtedness. Our expenses include among others, sales and marketing, research and development, consulting and support services, costs related to our acquisitions and the integration of businesses we acquire, and other costs related to the development, marketing, and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
At September 30, 2020, we had $170.9 million in cash and cash equivalents. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market, and interest rate risks. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the cash consideration we paid in connection with our April 2020 acquisition of Saba and do not anticipate having a material investment portfolio for the foreseeable future.

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
We sometimes invest in, advise, and collaborate with cloud startups building innovative business applications that support the continued expansion of our market reach. We have made, and from time to time may continue to make, strategic investments in privately-held companies. The privately-held companies in which we may invest are inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately-held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.
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
In August 2019, our board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”). As of September 30, 2020, we have repurchased an aggregate of $22.4 million in shares of our common stock under the 2019 Share Repurchase Program. Although our board of directors has authorized the 2019 Share Repurchase Program, the program does not obligate us to repurchase any specific dollar amount or to acquire any specific number of shares. The 2019 Share Repurchase Program could affect the price of our common stock, increase volatility, and diminish our cash reserves. In addition, it may be suspended or terminated at any time, which may result in a decrease in the price of our common stock.
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
During the three months ended September 30, 2020, no stock repurchases were made under our $150.0 million share repurchase program or otherwise. For information regarding our share repurchase program, refer to Note 10 – Stockholders' Equity of the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
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

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Trish Coughlin
Trish Coughlin
Interim Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: November 5, 2020