Form 10-K
period 2020-12-31
Cornerstone OnDemand Inc
filed 2021-02-22
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ______________________________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common stock equity held by non-affiliates of the registrant, as of June 30, 2020, the last day of the registrant’s most recently completed second fiscal quarter, was $2,053,394,035 (based on the closing price for shares of the registrant’s common stock as reported by the Nasdaq Global Select Market on June 30, 2020). Shares of the registrant’s common stock held by each executive officer, each director, and each person known to the registrant to be affiliated with an officer or director, have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not a determination for other purposes.
On February 12, 2021, 65,099,075 shares of the registrant’s common stock, $0.0001 par value, were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the information called for by Part III of this Form 10-K are hereby incorporated by reference from the Definitive Proxy Statement for the registrant’s annual meeting of stockholders, which will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2020.

CORNERSTONE ONDEMAND, INC.
2020 ANNUAL REPORT ON FORM 10-K

TRADEMARKS
© Copyright 2021 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand, Inc. logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. and its subsidiaries appearing in this Annual Report on Form 10-K are the property of Cornerstone OnDemand, Inc. Trade names, trademarks, and service marks of other companies appearing in this Annual Report on Form 10-K are the property of their respective holders and should be treated as such.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are any statements that look to future events and consist of, among other things: statements regarding our business strategies; anticipated future operating results and operating expenses; our ability to attract new customers to enter into subscriptions for our products; our ability to service those customers effectively and induce them to renew and upgrade their deployments of our products; our ability to expand our sales organization to address effectively the new industries, geographies and types of organizations we intend to target; our ability to accurately forecast revenue and appropriately plan our expenses; market acceptance of enhanced products; alternate ways of addressing talent management needs or new technologies generally by us and our competitors; continued acceptance of Software-as-a-Service (“SaaS”) as an effective method for delivering people development products and other business management products; the attraction and retention of qualified employees and key personnel; our ability to protect and defend our intellectual property; costs associated with defending intellectual property infringement and other claims; our ability to exploit Big Data to drive increased demand for our products; events in the markets for our products and alternatives to our products, as well as in the United States (“US”) and global markets generally; future regulatory, judicial and legislative changes in our industry; the anticipated benefits from our acquisition of Saba Software, Inc. (“Saba”); our ability to successfully integrate our operations with those of recently acquired companies; and changes in the competitive environment in our industry and the markets in which we operate. In addition, forward-looking statements also consist of statements involving trend analyses and statements including such words as “may,” “could,” “anticipate,” “would,” “might,” “plan,” “expect,” and similar expressions or the negative of such terms or other comparable terminology. These forward-looking statements speak only as of the date of this Annual Report on Form 10-K and are subject to business and economic risks. As such, our actual results could differ materially from those set forth in the forward-looking statements as a result of the factors set forth below in Part I, Item 1A, “Risk Factors,” and in our other reports filed with the Securities and Exchange Commission. We assume no obligation to update the forward-looking statements to reflect events that occur or circumstances that exist after the date on which they were made.
In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based on information available to us as of the date of this report. While we believe that information provides a reasonable basis for these statements, that information may be limited or incomplete. Our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain, and investors are cautioned not to unduly rely on these statements.

RISK FACTOR SUMMARY
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Annual Report on Form 10-K. If any of the following risks actually occurs (or if any of those listed elsewhere in this Annual Report on Form 10-K occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business.
Risks Related to the Nature of Our Business
•Unfavorable conditions in our industry or the global markets, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
•Our business depends substantially on the level of our customer satisfaction and specifically on customers renewing their agreements with us, purchasing additional products from us, or adding additional users. Any significant decline in our customer satisfaction rates, customer renewal rates, or the rates at which our customers purchase additional products or add additional users would harm our future operating results.
•Our market is very competitive; if we do not compete effectively, our operating results could be harmed.
•Because of how we recognize revenue, a significant downturn in our business may not be immediately reflected in our operating results.
•Defects in our solutions could affect our reputation, result in significant costs to us, and impair our ability to sell our products and related services.
•Evolving regulation of the Internet, changes in the infrastructure underlying the Internet, or interruptions in Internet access may adversely affect our financial condition by increasing our expenditures and causing customer dissatisfaction.
•If for any reason we are not able to develop enhancements and new features, keep pace with technological developments or respond to future disruptive technologies, our business will be harmed.
•Even if demand for people development products and services increases generally, there is no guarantee that demand for SaaS products like ours will increase to a corresponding degree.
•Integrated, comprehensive SaaS products such as ours represent a relatively recent approach to addressing organizations’ people development challenges, and we may be forced to change our pricing and billing terms as the market evolves.
Risks Related to COVID-19
•Our operations and employees face risks related to the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results. The COVID-19 pandemic could materially affect our operations, and the business or operations of our customers, suppliers, partners, or other third parties with whom we conduct business.
Risks Related to Acquisitions
•Failure to integrate our business and operations successfully with those of Saba in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
•As we have in the past, we may seek to acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, or otherwise disrupt our operations and harm our operating results.
Risks Related to Information Technology Upon Which We Rely
•Our systems collect, access, use, and store personal and other customer proprietary information. As a result, we are subject to security risks and are required to invest resources to prevent, mitigate, or correct issues arising from potential or actual security breaches. If a security breach occurs, our reputation could be harmed, our business may suffer, and we could incur significant liability.
•We rely on third-party hardware and software that may be difficult to replace or could cause errors or failures of our service.
•If we fail to manage our SaaS hosting network infrastructure capacity, our customers may experience service outages and delays in the deployment of our people development solution.
•Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of customer agreements or a loss of customers, and adversely affect our business.

Risks Related to Our Reliance on Third Parties
•Our growth depends in part on the success of our strategic relationships with third parties.
•We rely significantly on implementation partners to deliver professional services to our customers, and if these implementation partners fail to deliver these professional services effectively, or if we are unable to incentivize new partners to service our customers, our operating results will be harmed.
•Failure to effectively manage customer deployments by third-party service providers could adversely impact our business.
Risks Related to Our Financial Results and Need for Additional Capital
•Our financial results may fluctuate due to our long, variable and, therefore, unpredictable sales cycle and our focus on large and mid-market organizations.
•Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition, and results of operations.
•We may require additional capital to support growth, and this capital may not be available on acceptable terms, if at all.
•Our financial results may fluctuate due to various business factors, some of which may be beyond our control.
•Because we generally recognize subscription revenue from our customers over the terms of their agreements but incur most costs associated with generating such agreements upfront, rapid growth in our customer base may put downward pressure on our operating margin in the short term.
•We have a history of losses, and we cannot be certain that we will achieve or sustain profitability.
Risks Related to Compliance with Laws
•Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our customers to litigation, regulatory investigations and penalties, and other potential liabilities.
•We are subject to governmental export and import controls that could impair our ability to compete in international markets due to licensing requirements and subject us to liability if we are not in full compliance with applicable laws.
Risks Related to International Operations
•Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
•We currently have a number of international offices and may expand our international operations. Doing business internationally has unique risks with respect to operational execution and regulatory compliance.
Risks Related to Intellectual Property
•If we fail to adequately protect our proprietary rights, our competitive advantage and brand could be impaired and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights.
•We may be sued by third parties for alleged infringement of their proprietary rights or may find it necessary to enter into licensing arrangements with third parties to settle or forestall such claims, either of which could have a material adverse effect on our operating results and financial condition.
•Indemnity provisions may expose us to substantial liability for intellectual property infringement and other losses.
•We use open source software in our products, which could subject us to litigation or other actions.
Risks Related to Reliance on Our Employees
•If we fail to retain key employees and recruit qualified technical and sales personnel, our business could be harmed.
•Failure to effectively retain, and continue to increase the productivity of, our direct sales teams will impede our growth.
Risks Related to Tax Issues
•We are a multinational organization faced with increasingly complex tax issues in many jurisdictions, and we could be obligated to pay additional taxes in various jurisdictions, or taxing authorities could reallocate our taxable income among our subsidiaries, which could increase our consolidated tax liability.
•Changes in tax laws or regulations that are applied adversely to us or our customers may have a material adverse effect on our business, cash flow, financial condition, or results of operations.
•Our ability to use net operating loss carryforwards and certain other tax attributes to reduce future tax payments may be subject to limitations.

PART I
Item 1.    Business
Overview
Cornerstone OnDemand, Inc. was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999. Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries.
Cornerstone is a leading global provider of learning and people development solutions, delivered as software-as-a-service.We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their potential. Cornerstone’s people development solutions feature comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights. On April 22, 2020, the Company acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions. We are actively engaged in integrating Saba. Together, the combined Company reaches over 6,000 customers of all sizes, spanning more than 75 million users across over 180 countries and nearly 50 languages.
We work with customers across all geographies and markets. Our customers include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations, and small businesses. We sell our solutions domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies, and global system integrators.
Our enterprise people development solutions are composed of:
•Our Learning solutions, which provide robust, modern learning management software designed to scale with the organization and comprehensively support compliance, knowledge sharing, and employee-driven development training to close skills gaps;
•Our Content solution, which provides modern, personalized learning content from our own studios and a variety of quality partners in a streamlined, easy way;
•Our Performance solutions, which provide tools to manage goal setting, performance reviews, competency assessments, compensation management, and succession planning;
•Our Careers solution, which helps employees understand how to get from their current position to future strategic roles with continuous feedback, goal setting, development plans, career exploration, and engagement survey tools;
•Our Recruiting solutions, which help organizations to attract, hire, and onboard the right employees; and
•Our HR solution, which provides an aggregated view of employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.
The Market
The human capital management (“HCM”) technology market is one of the largest in the software industry. According to an International Data Corporation (“IDC”) market forecast report, titled “Worldwide Semiannual Software Tracker” published in May 2020, the global market for Human Capital Management applications was predicted to be $23.7 billion by 2024, growing at a compound annual growth rate (“CAGR”) of 5.1%.

Our People Development Solutions
Our people development solutions are comprehensive SaaS solutions that help organizations manage their recruiting, learning, performance, and HR administration processes. These solutions are supplemented by state-of-the-art analytics and reporting as well as a number of cross-product tools for employee profile management and e-learning content aggregation and delivery. We believe that our people development solutions deliver the following benefits:
•Comprehensive Functionality. Our solutions provide a comprehensive approach to people development by offering products to address all stages of the employee lifecycle: recruiting, onboarding, learning, performance, succession, compensation, enterprise social collaboration, and HR administration processes. Employees use our solutions throughout their careers to engage in performance processes such as goal management, performance reviews, continuous feedback, competency assessments, and compensatory reviews; to complete job-specific and compliance-related training; to evaluate potential career changes, development plans, or succession processes; and to connect and collaborate with co-workers by leveraging enterprise social networking tools. Employee managers and HR managers use our solutions to perform their people development administrative responsibilities effectively throughout their employees’ careers. We believe our comprehensive, unified solutions enable our customers to align their people development processes and practices with their broader strategic goals.
•Flexible and Highly Configurable. Our solutions offer substantial configurability that allow our customers to match the use of our software with their specific business processes and workflows. We also provide web services to facilitate the importing and exporting of data to and from other customer systems, such as enterprise resource planning and human resource information system solutions. Our customers can configure various features, functions, and work-flows in our solutions by business unit, division, department, region, location, job position, pay grade, cost center, or self-defined organizational unit. Our customers are able to adjust features to configure specific processes, such as performance review workflows or training approvals, to match their existing or desired practices. This high level of configurability means that custom coding projects generally are not required to meet the diverse needs of our customers.
•Easy-to-Use, Personalized User Interface. Our solutions employ an intuitive user interface and may be personalized for the end user, typically based on position, division, pay grade, location, manager, and particular use of the solutions. This ease of use limits the need for end-user training, which we believe increases user adoption rates and usage.
•Software-as-a-Service Solutions Lowers the Total Cost of Ownership and Speeds Delivery. Our solutions are accessible through a standard web browser and do not require the large investments in implementation time, personnel, hardware, and consulting that are typical of hosted or on-premise solutions. With a single code base to maintain, we are able to release improved functionality on a quarterly basis. This is a more rapid pace than most hosted or on-premise solution providers can afford to deliver.
•Scalable to Meet the Needs of Organizations. Our solutions have been used by Fortune 100 companies since 2001. While the complex needs of these global corporations required us to build solutions that can scale to support large, geographically-distributed employee bases, our solutions are capable of supporting deployments of various sizes.
•Insights and Predictive Analysis. Our solutions leverage technology powered by a highly refined machine learning system for people development. We also offer a large network of shared talent data. This enables leaders to answer critical questions about how to better hire, manage, retain, and reward talent with dashboards that can be drilled down to individual employee data. Enhanced by additional Cornerstone suite usage, these insights allow organizations to manage their people development process proactively and be strategic with initiatives that affect thousands of employees across many groups and locations. Additionally, the Cornerstone Innovation Lab for Artificial Intelligence (“AI”) unites all our data scientists and data ethics experts across the company to form a center of excellence to advance AI in the workplace.
•Continued Innovation through Collaborative Product Development. We work collaboratively with our customers on an ongoing basis to develop almost every part of our solutions. The vast majority of our thousands of software features were designed using feedback from existing and prospective customers based on their specific functional requests.
•Focus on Data Privacy and Security. We have designed our solutions to meet certain rigorous industry and jurisdictional security standards and to help assure customers that their sensitive data is protected across the system. We use commercially reasonable methods and technology designed to ensure high levels of security by logically segregating each customer’s data from the data of other customers and by enforcing a consistent approach to roles and rights within the system. These restrictions limit system access to only those individuals authorized by our customers. We also employ multiple standard technologies, protocols, and processes to monitor, test, and certify the security of our infrastructure continuously.

Our comprehensive people development solutions help organizations manage key phases of the employee life cycle. To complement our solutions, we offer a number of cross-product tools for analytics and reporting, employee profile management, and e-learning content aggregation.
Learning
Learning. Our Learning solutions help customers deliver mobile-ready, enterprise-class training, and development programs. They link employee development to other parts of the talent management lifecycle, including onboarding, performance management, and succession planning. They support all forms of learning, including online, instructor-led, and collaborative on-the-job learning, as well as robust reporting and embedded predictive analytics. With tens of thousands of online training titles from dozens of global content providers accessible through our engaging learning experience solutions, customers reduce overall training expenses, while quickly transforming their learning programs with modern, curated content. The access to personalized content delivered at scale with Cornerstone’s machine learning technology builds a culture of continuous learning, boosting employee engagement and retention.
Cornerstone Extended Enterprise. Our extended enterprise product helps customers provide training and enablement to their customers, vendors, and distributors. The extended enterprise product empowers customers to develop new profit centers, increase sales, cut support costs, and boost channel productivity.
Cornerstone for Salesforce. Our Cornerstone for Salesforce product is an enablement solution for employees, partners, and customers which leverages customers’ Salesforce investments across all products to build high-performance sales and service teams with triggered, just-in-time training.
Content
Content. Our Content solution enables organizations to deliver fresh, modern content to their workforce. We have entered into license agreements with a wide range of vendors that provide off-the-shelf e-learning content and custom learning content development services. Through this network, we offer an extensive library of online training content to our customers through our Learning solutions.
Content Anytime. Our proprietary, foundational e-learning content subscriptions provide access to pre-curated packages, which include content from our own content production arm (Cornerstone Studios) and other content partners, on a variety of popular topics.
Performance
Performance. Our performance management solutions allow customers to direct and measure performance at the individual, departmental, and organizational levels through ongoing competency management, organizational goal setting, performance appraisal, development planning, and feedback. Performance data can also be used by the Learning solutions to set training priorities and to make informed workforce planning decisions.
Succession. Our succession solutions allow customers to proactively plan for organizational change and talent mobility. They serve both the employee looking for career advancement and management team members planning for the future. Employees can share career preferences and discover development opportunities. Management team members can utilize tools provided to identify skill gaps, implement development plans, and create talent pools for future needs.
Compensation. Our compensation solutions allow customers to reward their employees for hard work in direct relation to performance. They enable customers to make more informed decisions about the allocation of base pay, bonus, and equity awards.
Careers
Careers. Our Careers solution supports continuous career development and enables managers to be better coaches through a range of capabilities including the ability to hold 1:1s to track team development, goal setting, creation of development plans, pulse surveys, career exploration tools and the ability to provide continuous feedback. By helping people continuously perform better and achieve their goals, businesses will achieve their goals as well.
Recruiting
Recruiting. Our applicant tracking solutions support the modern ways that organizations attract and hire new employees. From easily tracking applicants through the hiring process, to managing interviews and tracking feedback, our solutions simplify processes to save recruiters and hiring managers time. With mobile-friendly, customizable career sites, organizations can showcase their unique employer brand to attract top talent.

Onboarding. Our onboarding solutions enable customers to tailor resources based on a new hire’s specific position, avoiding wasted effort and enabling new hires to focus on meaningful activities that accelerate productivity. They help new employees acclimate quickly by providing a personalized, modern, onboarding experience that equips them with the right resources. The onboarding product complements the recruiting product by providing a seamless and engaging experience for the employee, while reducing administrative burden and promoting collaboration across departments.
HR
HR. Our HR solution offers a modern interface for centralized HR administration across an organization’s disparate systems. Acting as a source of truth for core employee and talent data, the system supports employee self-service, absence management, organization management, and records administration.
View. Our view solution allows customers to access HR data across our people development products. The view product enables organizations to utilize interactive data visualization tools to discover their top performers and future leaders, proactively answer workforce questions, and achieve business results.
Benchmark. Our benchmark solution enables organizations to compare internal employee data with peers in external companies or across divisions, subdivisions, subsidiaries, or regions within their own organization. Both options allow the organization to visualize how they compare against custom and internal business segments across a variety of metrics.
Our Strategy
Our goal is to empower people, organizations, and communities to realize their potential with comprehensive people development solutions that are built to last. Our growth strategy since inception has been deliberate and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without experiencing business contraction. We plan to continue with the same systematic approach in the future. Key elements of our strategy include:
Continue to Innovate and Extend Our Technological Leadership. Over the last 20 years, we believe we have developed a deep understanding of the people development challenges our customers face. We continually collaborate with our customers to build extensive functionality that addresses their specific needs and requests. We plan to continue to leverage our expertise in people development and customer relationships to develop new products, features, and functionality that will enhance our solutions and expand our addressable market. We plan to continue our policy of implementing best practices across our organization, expanding our technical operations, and investing in our network infrastructure and service capabilities in order to support continued future growth. We believe that continued innovation is key to success in expanding our business with existing customers and reaching new customers. We plan to continue to invest in research and development innovation initiatives, such as our Cornerstone Innovation Lab, to develop new products.
Retain and Expand Business with Existing Customers. We believe our existing installed base of customers offers a substantial opportunity for growth, and we plan to undertake initiatives to improve our customer retention as well as expand sales of new and existing products into our customer base.
•Focus on Customer Success, Retention, and Growth. We believe focusing on our customers’ success leads to our own success. We have continued to build on our Customer Success Framework that governs our operating model. We strive to maximize our customer retention rates by continuing to invest in our global support resources and improving upon our delivery model by investing in training and support initiatives to ensure that service requirements are met with strong satisfaction. Our net annual dollar retention rate in 2020 was 95.1%, a decline from 104.6 % in 2019. This decline was driven by the anticipated churn of a significant non-recurring contract signed in 2019, churn from (or one-time concessions provided to) customers impacted by the COVID-19 pandemic, and expected churn in our non-core product base.
•Sell Additional Products to Existing Customers. We believe there is a significant growth opportunity in selling additional functionality to our existing customers. Many customers have added functionality subsequent to their initial deployments as they recognize the benefits of our unified solutions. With our expanding product portfolio functionality, we believe significant upsell opportunity remains within our existing customer base. Furthermore, we believe the addition of customers acquired from Saba offers a significant cross-sell opportunity for products within our existing portfolio, including but not limited to, Content Anytime.

Focus on Growing Recurring Revenue. Our go-to-market strategy involves driving recurring revenue growth. We believe our primary growth drivers are as follows:
•Continue to Invest in Direct Sales Initiatives Domestically. We believe the market for people development is large and remains significantly underpenetrated. We plan to continue to invest resources in direct sales initiatives to acquire new customers. We believe concentrating sales resources in markets with higher win rates will provide us the flexibility and return on investment to test new markets for growth.
•Continue to Invest in Our International Operations. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally. We intend to continue to grow our Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific and Japan (“APJ”) operations. For the year ended December 31, 2020, we generated 36.6 % of our total revenue from regions outside of the United States. We expect this percentage to grow in the future.
•Continue to Grow and Develop Our Content Anytime Subscriptions. We believe there is a significant market opportunity for developing employees throughout their careers with modern, fresh e-learning content. Our Content Anytime subscription solution provides access to industry leading content which we believe will increase user engagement with our solution. Our content partners for Content Anytime include industry leaders as well as regional, functional, and vertically-focused online training providers. In addition, we have agreements with providers of specific competency models for use by our customers directly in our people development solutions. We intend to enter into additional license agreements to continue providing the best content available for our customers. Furthermore, we plan to continue to invest in developing new Content Anytime subscriptions that focus on highly regulated industries, such as the public sector and healthcare, to meet demand from existing and new customers.
•Expand the Ecosystem. We have migrated a sizable portion of our implementation services to our partners, and have recently migrated Saba’s legacy implementation services to our partners. In recent years, we have also expanded our relationships with various third-party consulting firms to deliver the successful implementation of our solutions and to optimize our customers’ use of our solutions during the terms of their engagements. Our partner strategy and experience includes certifications and curricula developed to facilitate successful delivery by our partners and continued high customer satisfaction. We believe we have a significant opportunity to leverage these third-parties interested in building or expanding their businesses to increase our market penetration.
Increase Operating Income and Free Cash Flow. We are focused on managing our costs while making smart investments to scale our operations, which we believe will support growth in recurring revenue and our long-term success over time. We have been optimizing our network delivery operations for the long-term by transitioning our data center operations to the public cloud, which we believe will provide us the long-term flexibility to expand our solutions and enter new markets without having to invest in and develop new local data centers. We plan to continue to assess and execute on operational excellence initiatives to optimize our margin profile, which we believe will enable further leverage in our expense structure and growth in operating income and free cash flow.
Acquisitions and Strategic Investments. We may acquire or invest in additional businesses, products, or technologies that we believe will complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. Most recently, in April 2020, we acquired Saba, a provider of talent experience solutions. In January 2020, we acquired Clustree, a developer of a skills engine and skills ontology. In December 2019, we invested in Talespin Inc. (“Talespin”), a developer of enterprise virtual reality training software. In November 2018, we acquired Grovo Learning, Inc. (“Grovo”), a provider of Microlearning® content. In September 2018, we acquired Workpop Inc. (“Workpop”), a web and mobile solution for candidates and hiring managers in service-based industries. We acquired Saba to expand our customer base; we acquired Clustree to accelerate the development of a skills engine; we acquired Grovo to enhance our Content solution; and we acquired Workpop to enhance our Recruiting solutions.
Global Customer Success
We are dedicated to the success of our customers. We have developed a Customer Success Framework, which governs our operational model, the structure of our customer management teams, and the types of services necessary at each stage of a customer’s lifecycle.
Within this framework, we have developed the following roles with primary responsibility to our customers at various levels of their organizations:
•Customer executives who interact with executive-level sponsors and human resources executives at a customer and are focused on the overall relationship, including sales to existing customers;

•Customer success managers who work directly with executive-level sponsors and human resources executives at our customers to maximize the value of their investment in our people development solutions; and
•Product specialists who interact with customer administrators and are focused on features and functions of our people development solutions.
We offer support in multiple languages, at multiple levels, and through multiple channels, including global support coverage available 24 hours a day, seven days a week. We use our own enterprise social collaboration product to provide our customers and distributors with a virtual community to collaborate on product design, release management, and best practices.
We monitor customer satisfaction internally as part of formalized programs and at regular intervals during the customer lifecycle, including during the transition from sales to implementation, at the completion of a consulting project, and daily based on interactions with our customer-facing teams.
Technology, Operations, and Research and Development
The cloud versions of our flagship people development solutions are designed and deployed with an on-demand, multi-tenant, and multi-user architecture which our customers access via a standard web browser. We utilize a single code base, with all of our customers running on the current version of our software. We employ a modularized architecture to balance the load of customers on separate sub-environments, as well as to provide a flexible method for scalability without impacting other parts of the current environment. This architecture allows us to provide the high levels of uptime required by our customers. Our existing infrastructure has been designed with sufficient capacity to meet our current and estimated near term future needs. Global uptime in 2020 was 99.997%.
Currently, we physically host our solutions for our customers in secure third-party data center facilities located in the US, the United Kingdom (“UK”), Canada, Australia, The Netherlands, France, and Germany. We continue to evaluate other locations for physically hosting our solutions and, therefore, these locations may change. These facilities provide leading security and other protections including physical security, biometric access controls, systems security, redundant power, and environmental controls.
We are continuing to build out services and functionality in the public cloud with a view to migrating more software to the public cloud over time. This strategy provides us flexibility to service customers in new and emerging regions and scale our deployment capabilities as we continue moving from a monolithic to a microservices architecture. We maintain the same or higher standards of security and compliance with our public cloud providers as we do in our leased facilities. One of our Recruiting solutions, TalentLink, is fully hosted in multiple Amazon Web Services (“AWS”) regions.
In addition, we maintain legacy implementations of our on-premise software solutions, where customers are responsible for their own infrastructure. We are actively promoting migration to the cloud versions of these solutions where appropriate.
Our ability to compete depends largely on our continuous commitment to product development and ability to rapidly introduce new products, technologies, features, and functionality. The responsibilities of our research and development organization include product management, product development, quality assurance, IT security, and technology operations. Our research and development organization is global, with our major engineering centers currently located in the US, Israel, New Zealand, Poland, and India.
Sales and Marketing
Sales
We sell our software, content, and services both directly through our sales force and indirectly through our domestic and international network of distributors. We currently service customers in a wide range of industries, including, among others business services, financial services, healthcare, pharmaceuticals, insurance, manufacturing, retail, and high technology. We have a number of direct sales teams organized by market, industry vertical, and geographic regions such as the Americas, EMEA, and APJ.
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
Marketing
We manage global demand generation programs, develop sales pipelines, and enhance brand awareness through our marketing initiatives. Our marketing programs target HR executives, technology professionals, and senior business leaders. Our principal marketing initiatives include:

•Demand Generation. Our demand generation activities include targeted account-based marketing, lead generation through email and direct mail campaigns, participation in industry events, securing event speaking opportunities, and online marketing, including both search engine marketing and organic search engine optimization online marketing.
•Corporate Marketing. We market to our customers by leveraging product marketing, customer success stories, thought leadership content, and brand awareness advertising campaigns. Additionally, we host product advisory communities and executive advisory councils; we also co-market with our strategic distributors, including joint press announcements and demand generation activities.
•Marketing Communications. We undertake media relations, corporate communications, industry analyst and influencer relations activities, customer advocacy, and social media engagement.
Competition
The market for people development software is highly competitive, rapidly evolving, and fragmented. This market is subject to changing technology, shifting customer needs, and frequent introductions of new products and services.
Most of our sales efforts are competitive, often involving requests for proposals. We compete primarily on the basis of providing a highly configurable, comprehensive, fully unified solutions for people development as opposed to specific service offerings.
In the applicant tracking systems market which our Recruiting solutions serve, our principal competitors include companies such as iCIMS, Oracle Corporation (Taleo), and SAP America, Inc. (SuccessFactors). In the learning systems market, which our Learning solutions each serve, our principal competitors include companies such as Oracle Corporation, SAP America, Inc. (SuccessFactors), SkillSoft Limited (SumTotal), Docebo, and Workday, Inc. In the performance management and continuous performance systems market, which our Performance solutions each serve, our principal competitors include companies such as Oracle Corporation, SAP America, Inc. (SuccessFactors), Talentsoft SA, and Workday, Inc. In the learning content market, which our Content solution serves, our principal competitors include SkillSoft Limited and LinkedIn Learning. In the core HR market, which our HR solution serves, our principal competitors include Oracle Corporation, Workday, Inc., and SAP America, Inc. (SuccessFactors). When implemented together, these products also serve as integrated talent and HCM solutions, competing primarily against SkillSoft Limited (SumTotal), Oracle Corporation, Workday, Inc., and SAP America, Inc. (SuccessFactors). These vendors are, like us, largely SaaS providers. We compete in these markets primarily on the basis of:
•the level of integration of our product offerings within our people development solutions;
•the breadth and depth of our product functionality;
•the flexibility and configurability of our product offerings to meet the changing content and workflow requirements of our customers’ business units;
•the quality of our service and focus on customer success;
•our ability to provide scalability and flexibility for large and complex global deployments;
•our ability to meet the needs of highly regulated industries; and
•the ease of use of our product offerings and overall user experience.
In addition, we occasionally compete with custom-built software that is designed to support the needs of a single organization, as well as with third-party talent and human resource application providers that focus on specific aspects of people development.
Many of our competitors and potential competitors have greater name recognition, longer operating histories, and larger marketing resources than we do. For additional information, see “Risk Factors—Risks Related to the Nature of Our Business—The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.”

Human Capital Management
At Cornerstone, our people are our greatest asset. We believe that when you create a work culture that fosters ongoing growth and development, your people can rise to become extraordinary. Just as we support our customers with the technology, learning content, and expertise to bring out the best in their people, we do the same for our people. We are committed to ensuring our people have the right skills, capabilities, and opportunities to adapt and thrive. When our people succeed, our business does, too.
At December 31, 2020, we had approximately 2,900 employees in more than 20 countries around the world.
Culture of Growth and Development
More than 20 years ago, we started with a mission to educate the world. That focus on learning is still a core piece of who we are as a company. We provide numerous opportunities and resources to instill a culture of continuous learning, starting with our own people. We provide online learning courses using our own technology to help our people build new skills and grow in their careers. In addition to letting people explore our broad library of learning content, we also serve up recommended trainings based on an individual’s career path and interest areas.
Additionally, we offer a range of other training programs in-house that are taught by our bench of certified trainers, including leadership development, soft-skill, and technical training and a variety of other learning opportunities from personal enrichment to deep skill-building workshops. Throughout the year, we host Development Days where we create a full day of training sessions and engaging opportunities for our people to learn and share their skills with others. We also encourage our people to learn on-the-job by signing up for our internal Gig Program, which matches individuals with short‐term development assignments that fulfill an emerging business need.
To measure growth and success, all permanent employees receive structured performance reviews through Quarterly Conversations with their managers that focus on both performance evaluations and strategies for ongoing development.
Recruiting the Best
For Cornerstone, finding the best talent starts with having great recruiters. Similar to how we support our customers with recruiting solutions, we use our own technology to equip our recruiting team with the right tools to be successful. We provide our recruiters with a resource hub that features a wide variety of vital trainings to help them be successful, such as recruiting basics, process insights and best practices, unconscious bias training, behavioral-based interview training, referral program details, job marketing and creating an appealing job description, system utilization training, internal mobility, and diversity and inclusion. When our recruiters can be their best, job candidates and new hires can have a truly world-class experience.
Internship Opportunities
We also value the opportunity to give people new to the business world the opportunity to learn and hone their skills. We offer several internship programs for undergraduates and graduate students at our offices around the world where we partner with programs like AIESEC, an international youth-run, not-for-profit organization that provides young people with leadership development, cross-cultural internships, and global volunteer exchange experiences to provide graduates with work experience.
Commitment to Diversity and Inclusion
We have prioritized building an inclusive culture that supports a diverse, engaged, and thriving workforce. Along with our Chief Diversity Officer, we have established a Diversity Leadership Council of employees to help advance diversity and inclusion across our company. We require employee training on diversity and inclusion, including unconscious bias training for all employees, as well as recurring training on our anti-discrimination and anti-harassment policies.
To help recruit a diverse workforce, we review every position for diversity areas of focus. When conducting a search, we post jobs to a variety of diversity job boards and post to targeted, diverse communities. In combination with these extensive sourcing efforts we conduct: job description bias review, diverse interview panels, interview accommodation as needed, and unconscious bias training for hiring managers and interviewers.
Once hired, we encourage our people to explore our employee resource groups, called Cornerstar Resource Groups (“CRGs”), created by our employees and enabled by the company to effect change and successfully serve as advocates for inclusion and belonging. Each of our CRGs has at least one member who represents them on our Diversity Leadership Council to share their best practices, learn from each other, and identify ways to collaborate and support each other to ensure that our CRGs are helping our culture to thrive.
To monitor the success of our diversity and inclusion programs and areas for improvement, we run quarterly diversity audits and provide our executives with reports about regional and functional diversity statistics on retention, promotion, and percentage of diverse representation.

Giving Our People a Voice
Giving our people the opportunity to provide feedback and voice their concerns is an important part of our culture. Not only do we conduct robust employee engagement surveys at least once a year, we also conduct periodic pulse surveys on specific engagement topics throughout the year. To promote an open feedback culture, we use our own product, Check-ins, collect feedback about our leaders, run 360 degree reviews, and offer an anonymous Speak Up hotline.
Our COVID-19 Response
We believe we have a duty to safeguard the health of all our people and their families, our customers and visitors, and the community at large from infectious diseases (such as the COVID-19 pandemic) by providing and maintaining a safe workplace free of known hazards. We have implemented policies and practices that are designed to suppress the spread of the COVID-19 virus, such as flexible work-from-home options, social distancing, wearing approved face coverings, hand hygiene, telecommuting, and limiting travel. These safety measures are here to stay for the foreseeable future.
Given how the COVID-19 pandemic has impacted the world, we regularly engage with our people about mental health awareness and focus on change resiliency while offering support through benefit providers, Employee Assistance Programs, a dedicated Mental Health Day, access to online gym solutions, and a COVID-19 Relief Fund for those severely financially impacted by the pandemic.
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
Though we rely in part upon these legal and contractual protections, we believe that factors such as the skills and ingenuity of our employees, creation of new suites, features, and functionality, collaboration with our customers, and frequent enhancements to our solutions are larger contributors to our success in the marketplace.
Government Contracts
Many of our contracts with government agencies are subject to termination at the election of the government agency. While our government contracts generally do not provide for renegotiation of fees at the election of the government, it is possible that the government agency could request, and that we could under certain circumstances agree to, the renegotiation of the payments otherwise payable under such contracts. However, we have not in the past renegotiated significant payment terms under our government contracts. For additional information, see “Risk Factors—Risks Related to the Nature of Our Business—Our sales to government entities are subject to a number of additional challenges and risks.”
Seasonality
Our sales are seasonal in nature. We sign a higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. In addition, within a given quarter, we sign a significant portion of these agreements during the last two months of that quarter. Our agreements generally come up for renewal at the same time of the year they were originally signed, which further amplifies the seasonal nature of our sales.
The Cornerstone OnDemand Foundation
To demonstrate our commitment to empowering people and communities, we helped form the Cornerstone OnDemand Foundation (the “Foundation”) in 2010. The Foundation seeks to empower communities in the US and internationally by increasing the impact of the non-profit sector through the utilization of our people development solutions and capacity building programs.
The Foundation focuses its efforts on the areas of education, workforce development, and disaster relief. We have enlisted the help of our employees, customers, and distributors to support the Foundation in its efforts. The Foundation is designed to be self-sustaining over time through a variety of ongoing funding streams, such as donations, sponsorships, and distribution fees.

Available Information
Our Internet address is www.cornerstoneondemand.com, and our investor relations website is located at http://investors.cornerstoneondemand.com. We make available, free of charge, through our investor relations website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. Information contained on, or that can be accessed through, our website is not incorporated by reference into this report and you should not consider information on our website to be part of this report.
The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.    Risk Factors
The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we presently deem less significant may also impair our business operations. Please see “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements that are qualified by these risk factors. If any of the events or circumstances described in the following risk factors actually occur, our business, operating results and financial condition could be materially adversely affected.
Risks Related to the Nature of Our Business
Unfavorable conditions in our industry or the global markets, or reductions in information technology spending, could limit our ability to grow our business and negatively affect our operating results.
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
We face competition from desktop software tools and custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, iCIMS, Oracle Corporation (Taleo), SAP America, Inc. (SuccessFactors), SkillSoft Limited (SumTotal), Talentsoft SA, Docebo, LinkedIn Learning, and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer, or may offer, products or services that compete with our products or services.
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
Generally, we recognize revenue from subscription agreements ratably over the terms of these agreements, which is typically three years for our people development solutions. As a result, a significant portion of the revenue we report in each quarter is generated from customer agreements entered into during previous periods. Consequently, a decline in new subscriptions in any one quarter may not significantly impact our revenue and financial performance in that quarter, but will negatively affect our revenue, or rate of revenue growth, and financial performance in future quarters.
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
In addition, the rapid and continual growth of traffic on the Internet has resulted at times in slow connection and download speeds among Internet users. Our business expansion may be harmed if the Internet infrastructure cannot handle our customers’ demands or if hosting capacity becomes insufficient. If our customers become frustrated with the speed at which they can utilize our products over the Internet, our customers may discontinue the use of our people development solutions and choose not to renew their contracts with us. Further, the performance of the Internet has also been adversely affected by viruses, worms, hacking, phishing attacks, denial of service attacks, and other similar malicious programs, as well as other forms of damage to portions of its infrastructure, which have resulted in a variety of Internet outages, interruptions, and other delays. These service interruptions could diminish the overall attractiveness of our products to existing and potential users and could cause demand for our products to suffer.
If for any reason we are not able to develop enhancements and new features, keep pace with technological developments, or respond to future disruptive technologies, our business will be harmed.
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
Finally, our ability to grow is subject to the risk of future disruptive technologies. If new technologies emerge that are able to deliver a people development solutions at lower prices, more efficiently, or more conveniently, such technologies could adversely impact our ability to compete.
Certain of our operating results and financial metrics are difficult to predict as a result of seasonality.
We have historically experienced seasonality in terms of when we enter into customer agreements for our products. We sign a significantly higher percentage of agreements with new customers, and renewal agreements with existing customers, in the fourth quarter of each year. Within a given quarter, often a significant portion of our agreements are signed during the last two months of the quarter. This seasonality is reflected to a much lesser extent and sometimes is not immediately apparent in our revenue, due to the fact that we generally recognize subscription revenue over the term of the customer agreement, which is generally three years. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus difficulties in predictability.

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
We sell to US federal and state and foreign governmental agency customers, and we may increase sales to government entities in the future. The additional risks and challenges associated with doing business with governmental entities include, but are not limited to, the following:
•Selling to governmental entities can be more competitive, expensive, and time-consuming than selling to private entities, often requiring significant upfront time and expense without any assurance that these efforts will generate a sale;
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
Risks Related to COVID-19
Our operations and employees face risks related to the ongoing COVID-19 pandemic, that could adversely affect our financial condition and operating results. The COVID-19 pandemic could materially affect our operations, including at our headquarters and/or anywhere else we operate, and the business or operations of our customers, suppliers, partners, or other third parties with whom we conduct business.
Our business has been and we expect will continue to be adversely impacted by the effects of the ongoing COVID-19 pandemic, which has and could continue to cause disruption in the operations of our customers and the suppliers, partners, and other third-parties upon whom we rely. Our headquarters and many of our employees are located in Los Angeles County, California, which has been severely impacted by the COVID-19 pandemic. Officials in Los Angeles County and elsewhere have issued multiple orders to implement various precautions intended to slow the spread of COVID-19, including prohibitions on large gatherings and directives related to social distancing and closure of non-essential or non-critical business at physical locations. Authorities in many other states and cities where our customers, suppliers, and partners are located have issued orders with similar goals and restrictions. While some of these restrictions have been lifted or relaxed in certain areas, the COVID-19 pandemic continues to present serious health risks and there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, suppliers, and partners will be able to safely resume operations consistent with our pre-COVID-19 operations.
In response to the serious risk posed by the COVID-19 pandemic and to comply with applicable governmental orders, we have substantially closed our headquarters in Santa Monica, California, along with our other domestic and international offices, asked all of our employees to work from home, and cancelled non-essential business-related travel. These and other operational changes we have implemented may negatively impact productivity and disrupt our business. Additionally, in connection with the COVID-19 pandemic, our suppliers and partners may be unable fulfill their obligations to us in a timely manner or at all. Further, to the extent our customers’ operations have been and continue to be negatively impacted, they may delay payments to us, request payment or other concessions, elect not to renew their agreements with us in a timely manner or at all, or reduce their spending level on our products and services. While we have not had a material impact to date in connection with the COVID-19 pandemic, we continue to experience lengthening of sales cycles, reduced renewal rates and customer spending (which had an impact on our net annual dollar retention rate in 2020), delayed payments, and requests for extensions of payment terms from certain customers. The COVID-19 pandemic may have an impact on our revenue in the near term.
The extent of the effect of COVID-19, or any future health crisis, on our operational and financial performance, and on our relationships with suppliers, partners, and customers, will depend on future developments, including the duration, spread and intensity of the pandemic, the effect of approved vaccines, and the speed and extent to which they are distributed and taken, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. If the pandemic continues to persist as a severe worldwide health crisis, the pandemic could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
Risks Related to Acquisitions
Failure to integrate our business and operations successfully with those of Saba in the expected time-frame or otherwise may adversely affect our operating results and financial condition.
We do not have a substantial history of acquiring other large companies and have never completed an acquisition of the size and complexity of Saba. The success of our acquisition of Saba will depend, in substantial part, on our ability to integrate Saba's business and operations successfully with ours and to realize fully the anticipated benefits and potential synergies from combining our companies, including, among others: cost savings from eliminating duplicative functions; operational efficiencies in research and development investments; and revenue growth resulting from the addition of Saba’s product portfolio into our pre-acquisition product portfolio and “cross-selling” additional products to Saba customers. If we are unable to achieve these objectives, the anticipated benefits and potential synergies from the acquisition may not be realized fully or at all, or may take longer to realize than expected. Any failure to timely realize these anticipated benefits could have an adverse effect on our business, operating results, and financial condition.

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
The additional scale of the combined company's operations, together with the complexity of the integration effort, including integration of critical information technology systems, as well as combining other financial, human resources, and administrative processes, may adversely affect our ability to report financial results on a timely basis. The acquisition may necessitate significant modifications to our internal control systems, processes, and information systems, both during the transition and over the longer-term as we fully integrate the combined company, particularly in light of the fact that Saba (as a private company) was not previously required to report on its internal control over financial reporting. Due to the complexity of the acquisition, we cannot be certain that our internal control over financial reporting will be effective for any period, or on an ongoing basis, nor can we be certain that changes to our internal controls or the design and implementation of new internal controls will not be required. If we are unable to accurately report our financial results in a timely manner or are unable to assert that our internal control over financial reporting is effective, our business, financial condition, and results of operations, and the market perception thereof, may be materially adversely affected.
As we have in the past, we may seek to acquire or invest in other companies or technologies, which could divert our management’s attention, result in additional dilution to our stockholders, or otherwise disrupt our operations and harm our operating results.
As we have in the past, we may seek to acquire or invest in other businesses, products, or technologies that we believe could complement or expand our existing solutions, enhance our technical capabilities, lead to cost synergies, or otherwise offer growth opportunities. Most recently, in April 2020, we acquired Saba, a provider of talent experience solutions, for an aggregate purchase price of $1.310 billion, consisting of $1.277 billion in cash consideration (net of cash acquired) and 1,110,352 shares of our common stock with an aggregate value of $32.9 million. The pursuit of other potential acquisitions, along with the work required to successfully integrate the businesses we acquire, may divert the attention of management, result in additional dilution, and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are ultimately consummated.
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
•incurrence of acquisition-related and integration expenses or tax impacts, some or all of which might be unanticipated;
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
Risks Related to Information Technology Upon Which We Rely
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
Our people development solutions involve the storage and transmission of customers’ sensitive, proprietary, and confidential information, including personal information, over the Internet (including public networks). Our security measures may be breached as a result of efforts by individuals or groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states. Our security measures could also be compromised by employee error or malfeasance, which could result in someone obtaining unauthorized access to, or denying authorized access to our IT systems, our customers’ data or our data, including our intellectual property and other confidential business information. Additionally, third parties may attempt to fraudulently induce employees or customers into disclosing sensitive information such as user names, passwords, or other information to gain access to our customers’ data, our data, or our IT systems. A security breach or other security incident of our IT systems, customer data, website, data or app, or those of one of our vendors, partners or other third parties, has occurred in the past, and may occur in the future. For example, in January 2021, an unauthorized party gained access to a separate, legacy application of ours and gained access to the names, email addresses, and training records of approximately three dozen customers. We took appropriate steps to respond to this incident and implemented remedial actions designed to protect against similar issues in the future.
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
Techniques to compromise IT systems have become more complex over time and are often not identified until they are exploited. As a result, we may be unable to anticipate or prevent such techniques. Our products operate in conjunction with and are dependent on a broad range of products, components, and third-party services, and a vulnerability in any of them can expose us to a security breach. In addition, our customers and their third-party service providers may not have adequate security measures in place to protect their data that is stored in our solutions, and because we do not control our customers or their service providers, we cannot prevent vulnerabilities in their security measures from being exploited.
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
In addition to the software we develop, we rely on computer hardware, purchased or leased, and software licensed from third parties in order to deliver our solutions. This hardware and software may not continue to be available on commercially reasonable terms, if at all. Any loss of the right to use any of this hardware or software could result in delays in our ability to provide our solutions until equivalent technology is either developed by us or, if available, identified, obtained, and integrated. In addition, errors or defects in third-party hardware or software used in our solutions could result in errors or a failure of our products, which could harm our business.

If we fail to manage our SaaS hosting network infrastructure capacity, our existing customers may experience service outages and our new customers may experience delays in the deployment of our people development solutions.
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
Any significant disruption in our SaaS hosting network infrastructure could harm our reputation, require us to provide credits or refunds, result in early terminations of customer agreements or a loss of customers, and adversely affect our business.
Our SaaS hosting network infrastructure is a critical part of our business operations. Our customers access our people development solutions through a standard web browser and depend on us for fast and reliable access to our products. Our software is proprietary, and we currently rely on four third-party data center hosting facilities, which we lease, and the expertise of members of our engineering and software development teams for the continued performance of our solutions. We are in the process of migrating our solutions from our leased data center hosting facilities to public cloud third-party data center providers. After we complete this migration, we will rely extensively on these public cloud providers to provide our customers and their users with fast and reliable access to our products. Any disruption of or interference with our SaaS hosting network infrastructure, including the services and operations of the public cloud providers, could harm our reputation, business, and results of operations. We have experienced, and may in the future experience, disruptions in our computing and communications infrastructure. Factors that may cause such disruptions that may harm our reputation include:
•human error;
•security breaches;
•telecommunications outages from third-party providers;
•computer viruses;
•acts of terrorism, sabotage, or other intentional acts of vandalism, including cyber attacks;
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

Risks Related to Our Reliance on Third Parties
Our growth depends in part on the success of our strategic relationships with third parties.
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
Risks Related to Our Financial Results and Need for Additional Capital
Our financial results may fluctuate due to our long, variable and, therefore, unpredictable sales cycle and our focus on large and mid-market organizations.
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
Servicing our debt will require a significant amount of cash, which could adversely affect our business, financial condition, and results of operations.
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes due March 17, 2023 with an aggregate principal amount of $300.0 million, and the Term Loan Facility due April 22, 2027 with an aggregate principal amount of $1.0047 billion, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Term Loan Facility, the Convertible Notes, or any future indebtedness we may incur; or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the Term Loan Facility, or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Term Loan Facility, or future indebtedness.
Further, with certain exceptions, upon a change of control the holders of our Convertible Notes may require that we repurchase all or part of such notes at a purchase price equal to the principal amount plus the total sum of all remaining scheduled interest payments through the remainder of the term of such notes. In such event we may not have enough cash available or be able to obtain financing to repurchase the Convertible Notes, and our ability to repurchase the Convertible Notes may be limited by law, regulatory authority, or agreements governing our other indebtedness.
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
Further, the indenture governing the Convertible Notes and the Term Loan Facility includes restrictive covenants that, subject to specified exceptions and parameters, limit our ability to incur additional debt, and the Term Loan Facility includes additional restrictive covenants that limit, subject to specific exceptions and parameters, our ability to make investments or acquisitions, declare dividends, or take certain other corporate actions. As a result, we may be unable to take advantage of strategic or business development opportunities as they arise, or we may not be able to react to market conditions, if we are restricted in our ability to raise debt financing, or we may be required to seek alternative means to generate cash, including by selling assets, refinancing or obtaining additional equity capital on terms that may be onerous or highly dilutive, if available at all.
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
•business disruptions, costs, and events related to shareholder activism;
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

In light of the foregoing factors, we believe that our financial results, including our revenue, operating income, and free cash flows may vary significantly from period-to-period. As a result, period-to-period comparisons of our operating results may not be meaningful and should not be relied on as an indication of future performance.
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
We have a history of losses. We experienced net losses of $40.0 million, $4.1 million, and $33.8 million in 2020, 2019, and 2018, respectively. At December 31, 2020, our accumulated deficit was $564.7 million and total stockholders’ equity was $268.9 million. It is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business as well as borrowing costs on our substantial indebtedness. Our expenses include among others, sales and marketing, research and development, consulting and support services, costs related to our acquisitions and the integration of businesses we acquire, and other costs related to the development, marketing, and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
Risks Related to Compliance with Laws
Existing or future laws and regulations relating to privacy or data security could increase the cost of our products, limit their use and adoption, and subject us or our customers to litigation, regulatory investigations and penalties, and other potential liabilities.
Our people development solutions enable our customers to collect, manage, and store a wide range of data, including personal data, related to every phase of the employee performance and management cycle. The US and various state governments have adopted or proposed laws governing the collection, use, storage, sharing, and processing of personal data. Several foreign jurisdictions, including but not limited to the EU and its member states, the UK, Korea, Japan, Singapore, Australia, and India, have adopted legislation (including directives or regulations) that increase or change the requirements governing the personal data of individuals in these jurisdictions. In some cases, these laws impose obligations not only on many of our customers, but also directly on us. These laws and regulations are complex and change frequently, at times due to differing economic conditions and changes in political climate, with new laws and regulations proposed frequently and existing laws and regulations subject to different and conflicting interpretations. These laws have the potential to increase costs of compliance, risks of noncompliance and penalties for noncompliance, and the cost and complexity of selling and delivering our solutions.
For example, the EU’s General Data Protection Regulation (“GDPR”), which took effect on May 25, 2018, imposes obligations on our customers and directly on us. Among other obligations under the GDPR, we are required to: give more detailed disclosure about how we collect, use, and share personal data; contractually commit to data protection measures in our contracts with customers; maintain adequate data security measures; notify regulators and affected individuals of certain personal data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ expanded data protection rights, including their rights to access, correct, and delete their personal data. Companies that violate the GDPR can face fines of up to the greater of 20 million euros or 4% of their worldwide annual revenue, and restrictions on data processing. Our customers’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our services. We may also be obligated to assist our customers with their own compliance obligations under the GDPR.

Further, the GDPR and other European data protection laws restrict the transfer of personal information from Europe to the United States and most other countries unless the parties to the transfer have implemented specific compliance mechanisms. One of the mechanisms on which we previously relied, the EU-US Privacy Shield Framework, was invalidated by the Court of Justice of the European Union in a July 2020 decision. The decision also called into question whether companies can lawfully use the European Commission’s Standard Contractual Clauses as a compliance mechanism for transfers of personal data from Europe to the United States or most other countries. Authorities in Switzerland also have issued guidance calling the Swiss-U.S. Privacy Shield Framework inadequate and raising similar questions about the Standard Contractual Clauses. At present, there are few, if any, viable alternatives to the Standard Contractual Clauses, on which we have relied, including for transfers to India, where we maintain a significant support center. If we are unable to implement sufficient safeguards to ensure that our transfers of personal information from Europe are lawful, we will face increased exposure to regulatory actions, substantial fines, and injunctions against processing personal information from Europe. We also rely on the European Commission’s recognition of Canada, Israel, and New Zealand, where we maintain significant support centers, as providing an “adequate” level of protection for personal data transferred from Europe to those countries. Loss of our ability to lawfully transfer personal data out of Europe to these or any other jurisdictions may cause reluctance or refusal by current or prospective European customers to use our products, and we may be required to increase our data processing capabilities in Europe at significant expense. Additionally, other countries outside of Europe have passed or are considering passing laws requiring local data residency, which could increase the cost and complexity of delivering our services.
Further, Brexit has created uncertainty with regard to data protection regulation in the UK, where our operations involve the processing of EU residents’ personal data. In particular, as a result of Brexit, it is unclear whether, the UK will enact data protection legislation equivalent to the GDPR and how data transfers to and from the UK will be regulated. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK can comply with UK and EU law.
Privacy and data security laws in the US are also increasingly complex and changing rapidly. Many states have enacted laws requiring companies to implement reasonable data security measures, and laws in all states and US territories require businesses to notify affected individuals and governmental entities of the occurrence of certain security breaches affecting personal information. These laws are not consistent, and compliance with them in the event of a widespread data breach may be complex and costly. States have also begun to introduce more comprehensive privacy legislation. Just over a month after the GDPR took effect, the California legislature passed the California Consumer Privacy Act of 2018 (“CCPA”), which took effect on January 1, 2020. The CCPA gives California residents certain rights similar to the individual rights given under the GDPR, including the right to access and delete their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA prohibits discrimination against individuals who exercise their privacy rights, provides for civil penalties for violations, and creates a private right of action for data breaches that is expected to increase data breach litigation. Since the enactment of the CCPA, new privacy and data security laws have been proposed in more than half of the US states and in the US Congress, reflecting a trend toward more stringent privacy legislation in the US. The CCPA itself will expand substantially when the California Privacy Rights Act of 2020 (the “CPRA”), which California voters approved in November 2020, takes effect on January 1, 2023. The CPRA will, among other things, restrict use of certain categories of sensitive personal information that we handle; further restrict the sharing of personal information; establish restrictions on the retention of personal information; expand the types of data breaches subject to the private right of action; and establish the California Privacy Protection Agency to implement and enforce the new law, as well as impose administrative fines.
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
Our products are subject to export controls, including the Commerce Department’s Export Administration Regulations and various economic and trade sanctions regulations established by the Treasury Department’s Office of Foreign Assets Controls, and exports of our products must be made in compliance with these laws. If we fail to comply with these US export control laws and import laws, including US Customs regulations, we and certain of our employees could be subject to: substantial civil or criminal penalties, including the possible loss of export or import privileges; fines, which may be imposed on us and responsible employees or managers; and, in extreme cases, the incarceration of responsible employees or managers. In addition, if our distributors fail to obtain appropriate import, export, or re-export licenses or authorizations, we may also be adversely affected through reputational harm and penalties. Obtaining the necessary authorizations, including any required license, for a particular sale may be time-consuming and is not guaranteed, and may result in the delay or loss of sales opportunities. Furthermore, the US export control laws and economic sanctions laws prohibit the shipment of certain products and services to US embargoed or sanctioned countries, governments, and persons. Even though we take precautions to prevent our products from being provided to US sanctions targets, our products and services could be delivered to those targets or provided by our distributors despite such precautions. Any such shipment could have negative consequences, including government investigations, penalties, and reputational harm. In addition, various countries regulate the import of certain encryption technology, including through import permitting or licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Changes to our products or changes in export and import regulations may create delays in the introduction and sale of our products in international markets, prevent our customers with international operations from deploying our products or, in some cases, prevent the export or import of our products to certain countries, governments or persons altogether. Any change in export or import regulations, economic sanctions or related laws, shift in the enforcement or scope of existing regulations, or change in the countries, governments, persons, or technologies targeted by such regulations, could result in decreased use of our products, or in our decreased ability to export or sell our products to existing or potential customers with international operations. Any decreased use of our products or limitation on our ability to export or sell our products would likely adversely affect our business, financial condition, and operating results.
Risks Related to International Operations
Fluctuations in the exchange rate of foreign currencies could result in foreign currency gains and losses.
We conduct our business in various countries across the world. As we continue to expand our international operations, we will become more exposed to the effects of fluctuations in currency exchange rates. This exposure is the result of selling in multiple currencies and operating in foreign countries where the functional currency is the local currency. Further, our overseas subsidiaries’ results are also impacted by exchange rates affecting the carrying value of US dollar denominated intercompany loans with us. Because we conduct business in currencies other than US dollars, but report our results of operations in US dollars, fluctuations in the exchange rates of these foreign currencies, including any fluctuations caused by uncertainties following Brexit, may hinder our ability to predict our future results and earnings and materially impact our business, financial condition, and operating results. Due to our legal structure and the currencies in which we operate, any fluctuations in the exchange rates of the British pound may be particularly impactful. Additionally, the impact of fluctuations may not be immediately apparent in the constant currency results we present, because we present these results based on prior period exchange rates. We may engage in foreign currency hedging. When we hedge our foreign currency exposure, we may not be able to completely eliminate the impact of fluctuations in the exchange rates.
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
Our operations could be materially affected by changes in domestic and foreign economic, political, or legal conditions. For example, we are continuing to monitor developments related to Brexit, which occurred at the end of December 2020 and could have significant implications for our business. Lack of clarity about future UK laws and regulations as the UK determines which EU rules and regulations to replace or replicate, including financial laws and regulations, tax and free trade agreements, intellectual property rights, supply chain logistics, environmental, health and safety laws and regulations, immigration laws, and employment laws, could decrease foreign direct investment in the UK, increase costs, depress economic activity, and restrict access to capital. The political and economic instability created by Brexit has also caused and may continue to cause significant volatility in global financial markets and the value of the British pound currency or other currencies, including the euro, and due to our legal structure, any fluctuations in the exchange rates of the British pound may be particularly impactful.
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
We may also face new regulatory costs and challenges that could have an adverse effect on our operations. For example, the UK could lose the benefits of global trade agreements negotiated by the EU on behalf of its members, which may result in increased trade barriers that could make doing business in the EU and the EEA more difficult.
Risks Related to Intellectual Property
If we fail to adequately protect our proprietary rights, our competitive advantage and brand could be impaired and we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights.
Our success is dependent, in part, upon protecting our proprietary technology. We rely on a combination of patents, copyrights, trademarks, service marks, trade secret laws, and contractual restrictions to establish and protect our proprietary rights in our products and services. However, the steps we take to protect our intellectual property may be inadequate. We will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Despite our precautions, it may be possible for unauthorized third parties to copy our products and use information that we regard as proprietary to create products and services that compete with ours. Some license provisions protecting against unauthorized use, copying, transfer, and disclosure of our licensed products may be unenforceable under the laws of certain jurisdictions and foreign countries. Further, the laws of some countries do not protect proprietary rights to the same extent as the laws of the US. To the extent we expand our international activities, our exposure to unauthorized copying and use of our products and proprietary information may increase. We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with the parties with whom we have strategic relationships and business alliances. These agreements may not be effective in controlling access to and distribution of our products and proprietary information. Further, these agreements do not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our products. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. If we fail to secure, protect, and enforce our intellectual property rights, we may lose valuable assets, generate reduced revenue, and incur costly litigation to protect our rights, which could seriously harm our brand and adversely impact our business.

We may be sued by third parties for alleged infringement of their proprietary rights or may find it necessary to enter into licensing arrangements with third parties to settle or forestall such claims, either of which could have a material adverse effect on our operating results and financial condition.
There is considerable patent and other intellectual property development activity in our industry. Our success depends in part upon our not infringing the intellectual property rights of others. However, our competitors, as well as a number of other entities and individuals, may own or claim to own intellectual property relating to our industry or, in some cases, our technology or products. From time to time, such third parties may claim that we are infringing their intellectual property rights, and we may actually be found to be infringing such rights. Moreover, we may be subject to claims of infringement with respect to technology that we acquire or license from third parties. The risk that we could be subject to infringement claims is increasing as the number of products and companies competing with our solutions grows. Any claims or litigation could require the commitment of substantial time and resources and, if successfully asserted against us, could require that we pay substantial damages or ongoing royalty or licensing payments, indemnify our customers, distributors, or other third parties, modify or discontinue the sale of our products, or refund fees, any of which would deplete our resources and adversely impact our business. We have in the past obtained, and may in the future obtain, licenses from third parties to forestall or settle potential claims that our products and technology infringe the intellectual property rights of others. Discussions and negotiations with such third parties, whether successful or unsuccessful, could result in substantial costs and the diversion of management resources, either of which could seriously harm our business.
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

Risks Related to Reliance on Our Employees
If we fail to retain key employees and recruit qualified technical and sales personnel, our business could be harmed.
We believe that our success depends on the continued employment of our senior management and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. For example: during 2020 our founder, Adam Miller, transitioned from chief executive officer to co-chairman of the board; Phil Saunders, the former chief executive officer of Saba, was appointed by the board to serve as Cornerstone’s new chief executive officer; Brian Swartz resigned from his position as our chief financial officer; and in January 2021 the board appointed Chirag Shah as our new chief financial officer effective February 1, 2021. Changes such as these could disrupt our business. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background, and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.
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
Failure to effectively retain, and continue to increase the productivity of, our direct sales teams will impede our growth.
We will need to continue to increase the productivity of and retain our sales and marketing infrastructure in order to grow our customer base and our business. We may engage additional third-party distributors, both domestically and internationally. Identifying, recruiting, and training these people and entities will require significant time, expense, and attention. If we are unable to achieve our expected productivity increases, we may not be able to significantly increase our revenue, profitability, and/or free cash flows. Due to the COVID-19 pandemic, we have suspended non-essential business-related travel and a significant portion of our employees are now working from home which limits the ability of our sales team to visit customers and prospects. This may affect our business, financial condition, or operating results.
Our business and operations are experiencing growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
Our corporate culture focuses on rapid innovation, teamwork, and attention to customer success, all of which we believe have been central to our growth so far. We have experienced, and may continue to experience, rapid growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, such as Saba, as well as organizational change due to workforce reduction plans announced in 2020, which has placed, and may continue to place, significant demands on our operational, financial, and management resources. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions, and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Restructuring activities could adversely affect our ability to execute our business strategy.
We have in the past implemented headcount-related restructuring measures, and in the future it may become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, which could adversely affect our ability to execute our business strategy. For example, in 2020, we announced plans to reduce headcount as part of our phased integration with Saba to streamline the organization. This workforce reduction plan and any future restructuring may have other consequences, such as attrition beyond the planned reduction in workforce, a negative effect on employee morale and productivity, or a reduction in our ability to attract and retain highly skilled employees.
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
General Risk Factors
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
•announcements by us or our competitors of significant contracts, new technologies, acquisitions, commercial relationships, joint ventures, or capital commitments; and
•global economic, legal, and regulatory factors unrelated to our performance.
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
•create a classified board of directors whose members serve staggered three-year terms, (except that we began the process of phasing out our classified board of directors in 2019 and, starting at the 2021 annual meeting of stockholders, all directors elected by stockholders will be elected to one-year terms);

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
•provide that vacancies on our board of directors may be filled only by the vote of a majority of directors then in office, even though less than a quorum;
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
We sometimes invest in, advise, and collaborate with companies building innovative business applications that support the continued expansion of our market reach. We have made, and from time to time may continue to make, strategic investments in privately-held companies. The privately-held companies in which we may invest are inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. The evaluation of privately-held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

Failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws could subject us to penalties and other adverse consequences.
We are subject to the FCPA, the UK Bribery Act, and other anti-corruption, anti-bribery, and anti-money laundering laws in various jurisdictions both domestic and abroad. We leverage third parties, including channel partners, to sell subscriptions to our solutions and conduct our business abroad. We and our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and may be held liable for the corrupt or other illegal activities of these third-party business partners and intermediaries, our employees, representatives, contractors, channel partners, and agents, even if we do not explicitly authorize such activities. While we have policies and procedures to address compliance with such laws, we cannot guarantee that all of our employees and agents will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible. Any violation of the FCPA, the UK Bribery Act, or other applicable anti-bribery, anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions, or suspension or debarment from US or other government contracts, all of which may have an adverse effect on our reputation, business, operating results, and prospects.
Our investment portfolio is subject to general credit, liquidity, counterparty, market, and interest rate risks, any of which could impair the market value of our investments and harm our financial results.
At December 31, 2020, we had $153.2 million in cash and cash equivalents. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market, and interest rate risks. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the cash consideration we paid in connection with our April 2020 acquisition of Saba. We do not anticipate having a material investment portfolio for the foreseeable future.
Because the market value of fixed-rate debt securities may be adversely impacted by a rise in interest rates, our future investment income may fall short of expectations if interest rates rise. In addition, we may suffer losses if we are forced to sell securities that have experienced a decline in market value because of changes in interest rates. Currently, we use financial derivatives to hedge our interest rate exposure. For additional information refer to Note 4 – Debt and Note 10 – Fair Value of Financial Instruments.
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
Item 1B.    Unresolved Staff Comments
Not applicable.
Item 2.    Properties
Our principal offices are located in Santa Monica, California, where we occupy approximately 94,000 square feet of office space under operating leases that expire in January 2024. We lease additional facilities in the US and various other countries. We may sublease certain of these facilities where space is not fully utilized. We believe that our facilities are adequate for our current needs and that suitable additional or substitute space will be available as needed to accommodate planned expansion of our operations. Refer to Note 8 – Restructuring and Note 15 – Leases in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about our lease commitments.

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
Item 4.    Mine Safety Disclosure
Not applicable.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market Information for Our Common Stock
Our common stock has been traded on the Nasdaq Global Select Market under the symbol “CSOD” since March 17, 2011. Prior to that time, there was no public market for our common stock.
Holders of Record
As of February 12, 2021, there were 22 holders of record of our common stock. Because many of our shares of common stock are held of record by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by such record holders.
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
The following graph compares (i) the cumulative total stockholder return on our common stock from December 31, 2015 through December 31, 2020 with the cumulative total returns of (ii) the Nasdaq Global Market Index and (iii) the Nasdaq Computer & Data Processing Index over the same period, assuming the investment of $100 in our common stock and in both of the other indices on December 31, 2015 and the reinvestment of all dividends. As discussed above, we have never declared or paid a cash dividend on our common stock and do not anticipate declaring or paying a cash dividend in the foreseeable future. The stock price performance in the following graph is not necessarily indicative of future stock price performance. See the disclosure in Part I, Item 1A. “Risk Factors”.

COMPARISON OF CUMULATIVE TOTAL RETURN OF CORNERSTONE ONDEMAND

$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
Cornerstone OnDemand
Nasdaq Global Market Index
Nasdaq Computer & Data Processing Index

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Cornerstone OnDemand	$100.00	$122.53	$102.32	$146.05	$169.56	$127.54
Nasdaq Global Market Index	100.00	96.14	119.97	112.23	154.73	255.12
Nasdaq Computer & Data Processing Index	100.00	112.27	155.80	150.06	225.59	338.35

Item 6.    Selected Financial Data
We are not providing selected financial data information as we are choosing to voluntarily comply with the revisions to Item 6 of Form 10-K which eliminated the disclosure requirements contained in Item 301 of Regulation S-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion of our financial condition and results of operations should be read together with the consolidated financial statements and the related notes set forth in Item 8. “Financial Statements and Supplementary Data.” The following discussion also contains forward-looking statements that involve a number of risks and uncertainties. See “Special Note Regarding Forward-Looking Statements” for a discussion of the forward-looking statements contained below and Part I, Item 1A. “Risk Factors” for a discussion of certain risks that could cause our actual results to differ materially from the results anticipated in such forward-looking statements.
Overview
Cornerstone is a leading global provider of learning and people development solutions, delivered as software-as-a-service. We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their potential. Cornerstone’s people development solutions feature comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights. On April 22, 2020, the Company acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions. We are actively engaged in integrating Saba. Together, the combined Company reaches over 6,000 customers of all sizes, spanning more than 75 million users across over 180 countries and nearly 50 languages.
We work with customers across all geographies and markets. Our customers include multi-national corporations, large domestic and foreign-based enterprises, mid-market companies, public sector organizations, healthcare providers, higher education institutions, non-profit organizations, and small businesses. We sell our solutions domestically and internationally through both direct and indirect channels, including direct sales teams throughout North and South America, Europe, and Asia-Pacific and distributor relationships with payroll companies, human resource consultancies, and global system integrators.
Our enterprise people development solutions are composed of:
•Our Learning solutions, which provide robust, modern learning management software designed to scale with the organization. Cornerstone Learning comprehensively supports compliance, knowledge sharing, and employee-driven development training to close skills gaps;
•Our Content solution, which provides modern, personalized learning content from our own studios or a variety of quality partners in a streamlined, easy way;
•Our Performance solutions, which provide tools to manage goal setting, performance reviews, competency assessments, compensation management, and succession planning;
•Our Careers solution, which helps employees understand how to get from their current position to future strategic roles with continuous feedback, goal setting, development plans, career exploration, and engagement survey tools;
•Our Recruiting solutions, which help organizations to attract, hire, and onboard the right employees; and
•Our HR solution, which provides an aggregated view of all employee data with workforce planning, self-service management, and compliance reporting capabilities resulting in more accurate data.
Our goal is to empower people, organizations, and communities to realize their potential with comprehensive people development solutions that are built to last. Our growth strategy since inception has been deliberate and focused on long-term success. This has allowed us to weather periods of economic turmoil and significant changes in the markets we serve without experiencing business contraction.

COVID-19
The impact of the COVID-19 pandemic on the global economy and on our business continues to be fluid. We responded quickly across our organization to guard the health and safety of our team, support our partners and vendors, and mitigate risk. After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 pandemic remain highly uncertain, we believe that we are well positioned to address challenges related to the COVID-19 pandemic and to continue to execute against our strategic priorities and financial goals. We have several members of our team working cross-functionally to collect, monitor, and analyze evolving information regarding the COVID-19 pandemic and to make recommendations to our executive leadership team and board of directors regarding risk identification and mitigation planning. We have also taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending non-essential business-related travel, while continuing our commitment and efforts to serve customers that rely on us. Thus far, we believe our employees have rapidly adapted to working remotely, and we are closely monitoring the COVID-19 pandemic to ensure we have plans in place for mitigating disruptions in our operations, including maintaining high levels of uptime, and service and support to our customers. We continue to proactively assess, monitor, and respond to domestic and international developments related to the COVID-19 pandemic, and we will implement risk-mitigation plans as needed to minimize the impact on our partner relationships and business operations. While our customer base spans a variety of industries and geographies, our customers have been and may continue to be negatively impacted by COVID-19. This has resulted in (and may continue to result in) delayed purchasing decisions from prospective customers, reduced customer demand, reduced customer spend (which had an impact on our net annual dollar retention rate in 2020), and delayed payments, all of which could affect our future revenues and cash flows. Because our near-term revenues are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and financial condition until future periods. See “Risks Related to COVID-19” in Item 1A Risk Factors of this Annual Report on Form 10-K for a description of risks to us due to the COVID-19 pandemic.
Non-GAAP Financial Measures and Other Key Metrics
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
•Subscription Revenue. Subscription revenue represents subscriptions to our people development solutions, content subscriptions, and related support sold on a recurring basis.
•Annual Recurring Revenue. In order to assess our business performance with a metric that reflects our focus on a subscription-based (or recurring revenue) business model, we track annual recurring revenue, which we define as the annualized recurring value of all active contracts at the end of a reporting period. We believe this metric is useful to investors in evaluating our ongoing operational performance and trends, and in comparing our financial measures with other companies in the same industry. However, it is important to note that other companies, including companies in our industry, may calculate annual recurring revenue differently or not at all, which may reduce its usefulness as a comparative measure.
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
•Net Annual Dollar Retention Rate. We define net annual dollar retention rate as the percentage of annual recurring revenue from all customers on the first day of a fiscal year that is retained from those same customers on the last day of that same fiscal year. This percentage excludes all annual recurring revenue from new customers added during the fiscal year. Incremental sales during the fiscal year to customers are included in the calculation solely for customers that existed as of the first day of the fiscal year. Therefore, it is possible for our net annual dollar retention rate to exceed 100% in a given year if incremental sales to existing customers exceed the churn in annual recurring revenue from those same customers during the fiscal year.
Prior to 2020, incremental sales were only included to the extent those sales offset any decrease in annual recurring revenue from the original amount on the first day of the fiscal year and therefore, the historical net annual dollar retention rate could never exceed 100%. This ratio for 2020 includes all customers. Previously, Cornerstone for Salesforce, Cornerstone PiiQ, Grovo, and Workpop customers were excluded from the calculation. We believe that our net annual dollar retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and incrementally sell to our customers.

•Constant currency results. We have historically presented constant currency information, a non-GAAP financial measure, to provide a framework for assessing how our underlying business performed excluding the effect of foreign currency fluctuations. However, due to the acquisition of Saba in the second quarter of 2020, constant currency results on a combined company basis were not presented for the second and third quarters in 2020, as well as in this Form 10-K, as the historical comparative periods did not include the combined company results for a full quarter.
•Number of customers. We believe that our ability to expand our customer base is an indicator of our market penetration and the growth of our business as we continue to invest in our direct sales teams and distributors. Our customer count includes contracted customers for our enterprise people development solutions as of the end of the period. During the second quarter of 2020, we adjusted our method of determining customer count to exclude customers that are sold through resellers that share one tenant or instance of our product. We continue to exclude customers from our Cornerstone for Salesforce, PiiQ, Grovo, Workpop, and Clustree products from our customer count metrics.
Key Components of Our Results of Operations
Sources of Revenue and Revenue Recognition
Our solutions are designed to enable organizations to meet the challenges they face in maximizing the productivity of their human capital. We generate revenue from the following sources:
•Subscriptions to Our Products and Other Offerings on a Recurring Basis. Customers pay subscription fees for access to our enterprise people development solutions, other products, and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased and the number of users having access to a product. We generally recognize revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the customer. Subscription agreements are typically three years, billed annually in advance, and non-cancelable, with payment due within 30 days of the invoice date.
•Professional Services and Other. We offer our customers and implementation partners assistance in implementing our products and optimizing their use. Services are generally billed either upfront on a fixed rate basis, on a time and materials basis, or are included as part of the subscription fee. We generally recognize revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time and materials are incurred.
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
•delivery of contracted professional services and ongoing customer support;
•payments to external service providers contracted to perform implementation services;
•depreciation of data centers and amortization of: capitalized software costs, developed technology software license rights, and technology-related intangible assets from acquisitions; and
•content and licensing fees and referral fees.
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

Operating Expenses
Our operating expenses are as follows:
•Sales and Marketing. Sales and marketing expenses consist primarily of: personnel and related expenses for our sales and marketing staff, including salaries, benefits, bonuses, stock-based compensation, and commissions; costs of marketing and promotional events, corporate communications, online marketing, product marketing, and other brand-building activities; amortization of customer-related intangible assets from acquisitions; and allocated overhead.
•Research and Development. Research and development expenses consist primarily of: personnel and related expenses for our research and development staff, including salaries, benefits, bonuses, and stock-based compensation; the cost of certain third-party service providers; and allocated overhead. Research and development costs, other than software development costs qualifying for capitalization, are expensed as incurred.
•General and Administrative. General and administrative expenses consist primarily of: personnel and related expenses for administrative, legal, finance, and human resource staff, including salaries, benefits, bonuses, and stock-based compensation; professional fees; insurance premiums; amortization of acquisition-related intangible assets; other corporate expenses; and allocated overhead.
•Acquisition-Related and Integration. Acquisition-related and integration expenses consist primarily of external professional services directly associated with acquisitions, such as advisory fees, accounting and legal costs, filing fees, due diligence, and integration costs.
•Restructuring. Restructuring expenses consist primarily of payroll-related and stock-based compensation costs associated with employee terminations, as well as costs associated with vacated facilities. For additional information refer to Note 8 – Restructuring of the Notes to Consolidated Financial Statements.
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
Income Tax Provision
On a consolidated basis, we have incurred operating losses and have recorded a valuation allowance against our US, UK, and other deferred tax assets for all periods to date and, accordingly, have not generally recorded a benefit for income taxes for any of the periods presented. However, during the twelve months ended December 31, 2020, we recorded an income tax benefit attributable to deferred tax assets in the US. Approximately $26.7 million of this benefit was realized in connection with the recording of deferred tax liabilities from the acquisition of Saba, which was attributable to the reversal of a portion of our US federal and state valuation allowance on deferred tax assets that are more likely than not to be realized. The remaining portion of this benefit is related to the release of valuation allowances on certain deferred tax assets due to a change in assessment of future taxable income in certain jurisdictions. Certain foreign subsidiaries and branches provide intercompany services and are compensated as limited risk distributors and/or on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions. We have recorded a provision for certain foreign and state income taxes.

Results of Operations
The following table sets forth our results of operations for each of the periods indicated (in thousands). The period-to-period comparison of financial results is not necessarily indicative of future results.

	Year Ended December 31,
	2020	2019	2018
Revenue	$740,916	$576,523	$537,891
Cost of revenue	227,014	149,215	144,349
Gross profit	513,902	427,308	393,542
Operating expenses:
Sales and marketing	265,516	227,733	224,635
Research and development	112,945	101,151	76,981
General and administrative	110,637	86,491	90,749
Acquisition-related and integration	37,289	—	—
Restructuring	19,066	—	8,946
Total operating expenses	545,453	415,375	401,311
(Loss) income from operations	(31,551)	11,933	(7,769)
Other income (expense):
Interest expense	(63,016)	(21,559)	(28,176)
Other, net	7,823	8,262	4,698
Other expense, net	(55,193)	(13,297)	(23,478)
Loss before income tax benefit (provision)	(86,744)	(1,364)	(31,247)
Income tax benefit (provision)	46,762	(2,690)	(2,595)
Net loss	$(39,982)	$(4,054)	$(33,842)
The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated.

	Year Ended December 31,
	2020	2019	2018
Revenue	100.0%	100.0%	100.0%
Cost of revenue	30.6%	25.9%	26.8%
Gross profit	69.4%	74.1%	73.2%
Operating expenses:
Sales and marketing	35.8%	39.5%	41.8%
Research and development	15.2%	17.5%	14.3%
General and administrative	14.9%	15.0%	16.9%
Acquisition-related and integration	5.0%	—%	—%
Restructuring	2.6%	—%	1.7%
Total operating expenses	73.5%	72.0%	74.7%
(Loss) income from operations	(4.3)%	2.1%	(1.5)%
Other income (expense):
Interest expense	(8.5)%	(3.7)%	(5.2)%
Other, net	1.1%	1.4%	0.9%
Other expense, net	(7.4)%	(2.3)%	(4.3)%
Loss before income tax benefit (provision)	(11.7)%	(0.2)%	(5.8)%
Income tax benefit (provision)	6.3%	(0.5)%	(0.5)%
Net loss	(5.4)%	(0.7)%	(6.3)%

Non-GAAP Financial Measures and Other Key Metrics
The following table sets forth our key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Revenue	$740,916	$576,523	$537,891
Subscription revenue	$705,159	$542,968	$473,052
Annual recurring revenue	$840,000	$575,000	$510,000
Free cash flow	$64,074	$72,847	$49,843
Net annual dollar retention rate	95.1%	104.6%	105.7%
Number of customers	6,157	3,508	3,333
Total revenue growth increased to 28.5% in 2020 from 7.2% in 2019. Without giving effect to the acquisition of Saba, revenue would have increased 6.5% for the same period. Our growth rate can depend on a variety of factors, such as new customers, the size, volume, and complexity of our agreements with our customers, foreign currency movements, our ability to work with our customers to implement and deliver our products, our ability to upsell and renew our existing customers, the success of our alliance and partnership arrangements, and the expansion of our business through emerging markets. The increase in the growth rate of total revenue was primarily driven by our acquisition of Saba during 2020.
The following table sets forth our sources of revenue for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Subscription revenue	$705,159	$542,968	$473,052
Percentage of subscription revenue to total revenue	95.2%	94.2%	87.9%
Professional services revenue	$35,757	$33,555	$64,839
Percentage of professional services to total revenue	4.8%	5.8%	12.1%
Total revenue	$740,916	$576,523	$537,891
Subscription revenue increased by $162.2 million, or 29.9%, in 2020 when compared to 2019. Without giving effect to the acquisition of Saba, subscription revenue would have increased 9.4% for the same period. Professional services revenue increased by $2.2 million, or 6.6%, in 2020 when compared to 2019. The increase of both subscription and professional services revenue was primarily attributable to the acquisition of Saba during 2020. Professional services revenue as a percentage of total revenue continued to decline from 2019 to 2020 due to the execution of our strategic initiative to migrate much of our implementation services to our global partners.
Subscription revenue increased by $69.9 million, or 14.8%, in 2019 when compared to 2018. The increase was attributable to new business, which included new customers, upsells, and renewals from existing customers. Professional services revenue decreased by $31.3 million, or 48.2%, in 2019 when compared to 2018. The decrease of professional services revenue is attributable to the execution of our strategic initiative to migrate much of our implementation services to our global partners.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Revenue for United States	$469,474	$375,712	$343,206
Percentage of total revenue for United States	63.4%	65.2%	63.8%
Revenue for all other countries	$271,442	$200,811	$194,685
Percentage of total revenue for all other countries	36.6%	34.8%	36.2%
Total revenue	$740,916	$576,523	$537,891

Annual Recurring Revenue
The following table presents annual recurring revenue information:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Annual recurring revenue	$840,000	$575,000	$510,000
Annual recurring revenue growth	46.1%	12.7%	16.2%
Net Cash Provided by Operating Activities and Free Cash Flow
The following table presents a reconciliation of net cash provided by operating activities to free cash flow:

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Net cash provided by operating activities	$96,934	$115,549	$90,253
Capital expenditures	(5,785)	(18,034)	(14,895)
Capitalized software costs	(27,075)	(24,668)	(25,515)
Free cash flow	$64,074	$72,847	$49,843
Free cash flow margin	8.6%	12.6%	9.3%
Net cash provided by operating activities for the twelve months ended December 31, 2020 was $96.9 million as compared to $115.5 million during 2019. The decrease was primarily due to a larger net loss in 2020 as well as timing of customer collections.
Free cash flow for the twelve months ended December 31, 2020 was $64.1 million, resulting in a free cash flow margin of 8.6%, as compared to free cash flow of $72.8 million and a free cash flow margin of 12.6 % in 2019. The decrease was primarily due to the changes in net cash provided by operating activities as described above, as well as reduced capital expenditures in 2020 as compared to 2019.
Cost of Revenue, Gross Profit, and Gross Margin

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Cost of revenue	$227,014	$149,215	$144,349
Gross profit	$513,902	$427,308	$393,542
Gross margin	69.4%	74.1%	73.2%
Cost of revenue increased $77.8 million, or 52.1%, in 2020 as compared to 2019. The increase in cost of revenue was primarily due to acquisitions during 2020 (including amortization of acquired developed technology intangible assets of $23.7 million), as well as $9.8 million due to the reallocation of certain internal resources to customer delivery initiatives and increased data center costs, $8.9 million in increased personnel expenses, $4.7 million in increased content costs, and $3.0 million in increased capitalized software amortization. These costs were incurred to service our existing customers and support our continued growth. These increased costs were partially offset by $13.4 million in decreased external implementation professional service costs. The decline in gross margin was primarily due to amortization of acquired developed technology intangible assets from acquisitions during 2020, the reallocation of certain internal resources to customer delivery initiatives, and increased data center costs as previously discussed.
Cost of revenue increased $4.9 million, or 3.4%, in 2019 as compared to 2018. The increase in cost of revenue was primarily due to $12.1 million in increased personnel expenses, stock-based compensation, and overhead costs, $3.9 million in increased content costs, $3.6 million in increased amortization of acquired intangible assets, and $1.6 million in increased capitalized software amortization. These increased costs were partially offset by $16.4 million in decreased external implementation professional service costs. These costs were incurred to service our existing customers and support our continued growth. The improvement in gross margin was primarily due to a higher mix of subscription revenue, which carries a higher gross margin.

Sales and Marketing

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Sales and marketing	$265,516	$227,733	$224,635
Percent of revenue	35.8%	39.5%	41.8%
Sales and marketing expenses increased $37.8 million, or 16.6%, in 2020 as compared to 2019. As a percentage of revenue, sales and marketing expense decreased by approximately four percentage points. The increase in sales and marketing expenses was primarily due to the acquisition of Saba during 2020, which was partially offset by decreased employee-related expenses as well as decreased marketing expenses from hosting Convergence, our annual customer event, virtually and decreased travel in response to the ongoing COVID-19 pandemic.
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
Sales and marketing expenses increased $3.1 million, or 1.4%, in 2019 as compared to 2018. As a percentage of revenue, sales and marketing expense decreased by approximately two percentage points, resulting from the 2018 Reallocation, increased cost efficiency, and leverage realized from changes to our sales commission plans as we continued our efforts to strategically scale our sales teams and improve their productivity.
Research and Development

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Research and development	$112,945	$101,151	$76,981
Percent of revenue	15.2%	17.5%	14.3%
Research and development expenses increased $11.8 million, or 11.7%, in 2020 as compared to 2019. The increase was primarily due to the acquisition of Saba during 2020, which was partially offset by reallocation of certain internal resources from research and development to customer delivery initiatives.
Research and development expenses increased $24.2 million, or 31.4%, in 2019 as compared to 2018. The increase was principally due to the 2018 Reallocation, as well as investments to maintain and improve the functionality of our products. As a result, we incurred increased employee-related costs of $16.3 million and increased overhead costs of $3.4 million.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing of our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $29.4 million, $29.6 million, and $31.6 million of software development costs and amortized $28.6 million, $25.3 million, and $23.5 million in 2020, 2019, and 2018, respectively.
General and Administrative

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
General and administrative	$110,637	$86,491	$90,749
Percent of revenue	14.9%	15.0%	16.9%
General and administrative expenses increased $24.1 million, or 27.9%, in 2020 as compared to 2019. The increase was primarily attributable to the acquisition of Saba during 2020 as well as increases in professional and consulting expenses.
General and administrative expenses decreased $4.3 million, or 4.7%, in 2019 as compared to 2018. The decrease was primarily due to decreases in overhead expenses and professional and consulting expenses.

Acquisition-related and Integration

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Acquisition-related and integration	$37,289	$—	$—
Percent of revenue	5.0%	—%	—%
During the twelve months ended December 31, 2020 we incurred $37.3 million of expenses related to the acquisitions of Saba and Clustree. Acquisition-related and integration expenses consist primarily of external professional services directly associated with acquisitions, such as advisory fees, accounting and legal costs, filing fees, due diligence, and integration costs.We expect to incur additional costs related to the integration of Saba during 2021.
Restructuring

	Year Ended December 31,
	2020	2019	2018

	(dollars in thousands)
Restructuring	$19,066	$—	$8,946
Percent of revenue	2.6%	—%	1.7%
During the twelve months ended December 31, 2020, we incurred $19.1 million of restructuring expenses, primarily due to workforce reductions announced as part of our integration plan associated with the acquisition of Saba. We will continue to evaluate other areas of synergy as part of our integration planning efforts in 2021. During 2020, we commenced the process to exit certain redundant facilities and expect facility exit activity to continue in 2021. For additional information refer to Note 8 – Restructuring of the Notes to Consolidated Financial Statements. There were no charges incurred in 2019. Restructuring charges in 2018 consisted primarily of stock-based compensation expense of $6.1 million and payroll related costs of $2.8 million.
Other Income (Expense)

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Interest expense	$(63,016)	$(21,559)	$(28,176)
Other, net	7,823	8,262	4,698
Other expense, net	$(55,193)	$(13,297)	$(23,478)
Interest expense in 2020 increased by $41.5 million primarily due to additional interest costs as well as amortization and accretion resulting from the Term Loan Facility and Convertible Notes. Refer to the section titled “Liquidity and Capital Resources” for additional information regarding interest expense associated with our Term Loan Facility and Convertible Notes.
Other, net primarily included foreign exchange gains and losses related to transactions denominated in foreign currencies, as well as foreign exchange gains and losses related to our intercompany loans, certain cash accounts, and interest income in 2020. Foreign exchange gains and losses for the years ended December 31, 2020, 2019, and 2018, were primarily driven by fluctuations in the euro and US dollar in relation to the British pound. In 2019, Other, net was primarily composed of interest income earned on investment securities and money market portfolios.

Income Tax Benefit (Provision)

	Year Ended December 31,
	2020	2019	2018

	(in thousands)
Income tax benefit (provision)	$46,762	$(2,690)	$(2,595)
For each of the years presented, we have recorded a full valuation allowance against our US, UK, and other deferred tax assets. We will continue to evaluate the need for a valuation allowance against our deferred tax assets in the future. For the twelve months ended December 31, 2020, a tax provision benefit was realized from the reversal of valuation allowance on deferred tax assets. Such benefit also included amounts realized in connection with the recording of deferred tax liabilities from the acquisition of Saba, which was attributable to the reversal of $26.7 million of a portion of our US federal and state valuation allowance on deferred tax assets.
Liquidity and Capital Resources
At December 31, 2020, our principal sources of liquidity were $153.2 million of cash and cash equivalents and $221.5 million of accounts receivable. On April 22, 2020, we acquired Saba for an aggregate purchase price of approximately $1.310 billion, consisting of $1.277 billion in cash and 1,110,352 shares of common stock of the Company. In connection with the acquisition, we incurred $1.0047 billion of additional indebtedness as a senior term loan (the “Term Loan Facility”) for a purchase price equal to 97.5% of the principal amount. Principal payments are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. Interest is payable on a monthly or quarterly basis at the Company's option. We also entered into a revolving credit facility (the “Revolving Credit Facility”) to borrow up to an additional $150.0 million, of which $102.5 million remained available at December 31, 2020. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (defined below). The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. For additional information regarding our acquisition of Saba, including the consideration payable and debt arrangements, refer to Note 3 – Business Combinations and Note 4 – Debt of the Notes to Consolidated Financial Statements.
Additionally, in 2017, we issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake (a principal owner of the Company) and LinkedIn. Holders of the Convertible Notes may convert their notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. On April 20, 2020, we amended the indenture to the Convertible Notes with US Bank National Association, as trustee (the “Supplemental Indenture”). Upon the completion of the acquisition of Saba on April 22, 2020, the Supplemental Indenture became effective, which permitted us to incur additional indebtedness and extended the maturity date of the Convertible Notes from July 1, 2021 to March 17, 2023. In connection with this amendment, we paid approximately $3.4 million in consent and other fees to the holders of the Convertible Notes.
In September 2018, we used approximately $18.2 million of cash in connection with our acquisition of Workpop and in November 2018, we used approximately $22.9 million of cash in connection with our acquisition of Grovo. During the fourth quarter of 2019, we invested $8.0 million in Talespin, a developer of enterprise virtual reality training software. In January 2020, we acquired Clustree SAS (“Clustree”), a developer of a skills engine and skills ontology, for approximately $18.6 million in cash.

Our principal commitments consist of obligations for contractual debt payments, leases for our office space, software and cloud services, and other contractual obligations. In March 2020, we entered into an agreement with a provider of cloud computing services to provide services over approximately seven years. Refer to Note 14 – Commitments and Contingencies for additional information regarding this agreement. As part of the acquisition of Saba in April 2020, we assumed $48.2 million of contractual commitments—the majority of which related to lease agreements and software and cloud services. $43.7 million of these commitments relate to the five-year period following the acquisition, with the remainder relating to the period thereafter.
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
The following table sets forth a summary of our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$96,934	$115,549	$90,253
Net cash used in investing activities	(1,078,001)	(97,727)	(20,876)
Net cash provided by (used in) financing activities	917,186	14,775	(278,016)
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $96.9 million in 2020, compared to $115.5 million in 2019. The decrease was primarily due to a larger net loss in 2020 as well as timing of customer collections.
Our primary investing activities have consisted of acquisitions, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, furniture and fixtures in support of expanding our infrastructure and workforce, and investments in marketable securities. Cash used in investing activities was $1,078.0 million in 2020, compared to $97.7 million in 2019. The net increase in cash used in investing activities was primarily due to cash consideration paid for the acquisition of Saba in 2020.
Cash provided by financing activities was $917.2 million in 2020, compared to $14.8 million in 2019. The increase in cash provided by financing activities was primarily due to proceeds from the debt we incurred in connection with the acquisition of Saba, which was partially offset by payments of debt issuance and other related costs.
Share Repurchase Programs
In November 2017, the board of directors authorized a $100.0 million share repurchase program, which was completed as of December 31, 2019 (the “2017 Share Repurchase Program”). In August 2019, the board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”), under which we had repurchased 416,761 shares of common stock at an average price per share of $53.64 as of December 31, 2019 and did not repurchase any of our shares in 2020. For additional information on the 2019 Share Repurchase Program, refer to Note 11 – Stockholders’ Equity of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
Revenue Recognition
We recognize revenue from contracts with customers based on the five steps below. The application of these steps may require the use of certain significant estimates and judgments, particularly in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition.
1)Identification of the contract, or contracts, with a customer
2)Identification of all performance obligations in the contract
3)Determination of the transaction price
4)Allocation of the transaction price to the performance obligations in the contract
5)Recognition of revenue as we satisfy a performance obligation
We identify enforceable contracts with a customer when the agreement is signed. Contracts may contain multiple performance obligations. For these contracts, we account for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price (“SSP”) basis. We determine the SSP based on our overall pricing objectives, taking into consideration market conditions and other factors, including the value of our contracts, the products sold, customer demographics, geographic locations, and the number and types of users within our contracts.
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
The purchase price allocation process requires management to make significant estimates and assumptions. Although we believe the assumptions and estimates we have made are reasonable, they are inherently uncertain and based in part on experience, market conditions, projections of future performance, and information obtained from legacy management of acquired companies. Critical estimates include but are not limited to:
•future subscription revenue (including customer retention rates); and, operating profit margins associated with such subscription revenues;
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
Recent Accounting Pronouncements
For additional information regarding recent accounting pronouncements adopted and under evaluation, refer to Note 2 – Summary of Significant Accounting Policies of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk
We have operations in the US and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by principally collecting in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, US treasury securities, agency securities, commercial paper, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage. While we may use derivative instruments to mitigate the impact of our market risk exposures, we have not used, nor do we intend to use, derivatives for trading or speculative purposes.
Interest Rate Risk
At December 31, 2020, we had cash and cash equivalents of $153.2 million. Our Term Loan Facility bears interest at a variable rate. As a result, we are exposed to market risk associated with the variable interest rate payments on these borrowings. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $2.4 million in quarterly interest payments. We use interest rate swap contracts to manage our exposure to fluctuations in interest rates related to our Term Loan Facility. We had two interest rate swap contracts outstanding at December 31, 2020. These instruments effectively cap a portion of our interest rate exposure by converting $667.8 million of our variable rate debt to a fixed interest rate. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $14.3 million in the fair value of our interest rate swap contracts. For additional information regarding our interest rate swap contracts, refer to Note 10 – Fair Value of Financial Instruments of the Notes to Consolidated Financial Statements included in this Annual Report on Form 10-K.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. The effect of a hypothetical immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at December 31, 2020, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $4.7 million.
Due to our exposure to market risks that may result from changes in foreign currency exchange rates, we may enter into foreign currency forward contracts to mitigate these risks. We have not used, nor do we intend to use, these contracts for trading or speculative purposes. Forward contracts are not designated as accounting hedges; therefore, the unrealized gains and losses are recorded in other, net in the consolidated statement of operations. The fair value of these contracts is recorded in other current assets for contracts in an unrealized gain position and accrued expenses for contracts in an unrealized loss position. Our foreign currency forward exchange contracts are generally short-term in duration and consist of contracts to exchange US dollars for Canadian dollars, which are used to manage our exposure to foreign exchange rate risk related to operating expenses incurred in Canadian dollars. There were no forward contracts outstanding at December 31, 2020.
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

Item 8.    Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Cornerstone OnDemand, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Cornerstone OnDemand, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive loss, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Saba Software, Inc. (“Saba”) from its assessment of internal control over financial reporting as of December 31, 2020 because it was acquired by the Company in a purchase business combination during 2020. We have also excluded Saba from our audit of internal control over financial reporting. Saba is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent approximately 7.0% and 17.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020.

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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue - Identifying and Evaluating Complex or Unusual Contract Terms and Conditions that May Impact Revenue Recognition
As described in Note 2 to the consolidated financial statements, the Company’s revenue recognition is determined through the following steps: 1) identification of the contract, or contracts, with a customer; 2) identification of all performance obligations in the contract; 3) determination of the transaction price; 4) allocation of the transaction price to the performance obligations in the contract; and 5) recognition of revenue as the Company satisfies a performance obligation. The application of these steps may require the use of certain significant estimates and judgments by management, particularly in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition. For the year ended December 31, 2020, the Company’s total revenue was $741 million.
The principal considerations for our determination that performing procedures relating to revenue – identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition is a critical audit matter are (i) the significant judgment by management in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition; and (ii) the high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence obtained related to whether such complex or unusual contract terms and conditions were appropriately identified and evaluated by management.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process, including controls related to the identification and evaluation of complex or unusual contract terms and conditions that may impact revenue recognition. These procedures also included, among others, testing the completeness and accuracy of management’s identification and evaluation of complex or unusual contract terms and conditions by examining revenue contracts on a test basis and evaluating the determination of the impact of those contract terms and conditions on revenue recognition.
Acquisition of Saba – Valuation of Intangible Assets
As described in Note 3 to the consolidated financial statements, on April 22, 2020, the Company acquired 100% of the equity interests of the direct and indirect subsidiaries of Vector Talent Holdings, L.P., including Saba Software, Inc. (such subsidiaries, collectively, “Saba”), to expand its cloud-based learning, talent management, and talent experience software offerings. The Company acquired Saba for an aggregate purchase price of $1.310 billion, which resulted in $481 million of intangible assets being recorded. Management applied significant judgment in estimating the fair value of intangible assets, which involved the use of significant estimates and assumptions with respect to future subscription revenue (including customer retention rates), operating profit margins associated with such subscription revenues, and discount rates.

The principal considerations for our determination that performing procedures relating to the acquisition of Saba - valuation of intangible assets is a critical audit matter are (i) the high degree of auditor judgment and subjectivity in applying procedures relating to the fair value measurement of intangible assets acquired due to the significant judgment by management when developing the estimate; (ii) significant audit effort in evaluating the significant assumptions related to future subscription revenue (including customer retention rates), operating profit margins associated with such subscription revenues, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the acquisition accounting, including controls over management’s valuation of the intangible assets acquired and controls over development of assumptions related to the future subscription revenue (including customer retention rates), operating profit margins associated with such subscription revenues, and discount rates. These procedures also included, among others, (i) reading the purchase agreement, and (ii) testing management’s process for estimating the fair value of the intangible assets. Testing management’s process included testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of significant assumptions related to future subscription revenue (including customer retention rates), operating profit margins associated with such subscription revenues, and discount rates for the intangible assets. Evaluating the reasonableness of the future subscription revenue (including customer retention rate) and operating profit margins associated with such subscription revenues involved considering the current and past performance of the acquired business, as well as economic and industry forecasts. Professionals with specialized skill and knowledge were used to assist in the evaluation of the discount rate assumption.

 /s/ PricewaterhouseCoopers LLP
Los Angeles, California
February 22, 2021

We have served as the Company’s auditor since 2001.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)

	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$153,151	$215,907
Short-term investments	—	201,579
Accounts receivable, net	221,461	131,105
Deferred commissions, current portion	45,786	33,215
Prepaid expenses and other current assets	30,615	30,512
Total current assets	451,013	612,318
Capitalized software development costs, net	50,812	50,023
Property and equipment, net	32,271	36,526
Operating right-of-use assets	74,419	72,944
Deferred commissions, net of current portion	89,698	74,563
Long-term investments	8,565	60,192
Intangible assets, net	436,290	9,440
Goodwill	961,322	47,453
Deferred tax assets	19,169	1,045
Other assets	11,010	1,597
Total assets	$2,134,569	$966,101
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,424	$3,803
Accrued expenses	112,274	78,075
Deferred revenue, current portion	446,886	339,522
Operating lease liabilities, current portion	10,830	7,235
Debt, current portion	10,047	—
Other liabilities	16,210	11,015
Total current liabilities	597,671	439,650
Debt, net of current portion	1,176,239	293,174
Deferred revenue, net of current portion	5,184	6,945
Operating lease liabilities, net of current portion	65,911	67,195
Deferred tax liabilities	11,936	—
Other liabilities, non-current	8,754	655
Total liabilities	1,865,695	807,619
Commitments and contingencies (Note 14)
Stockholders’ equity:
Common stock, $0.0001 par value	6	6
Additional paid-in capital	835,069	682,717
Accumulated deficit	(564,662)	(524,680)
Accumulated other comprehensive (loss) income	(1,539)	439
Total stockholders’ equity	268,874	158,482
Total liabilities and stockholders’ equity	$2,134,569	$966,101
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue	$740,916	$576,523	$537,891
Cost of revenue	227,014	149,215	144,349
Gross profit	513,902	427,308	393,542
Operating expenses:
Sales and marketing	265,516	227,733	224,635
Research and development	112,945	101,151	76,981
General and administrative	110,637	86,491	90,749
Acquisition-related and integration	37,289	—	—
Restructuring	19,066	—	8,946
Total operating expenses	545,453	415,375	401,311
(Loss) income from operations	(31,551)	11,933	(7,769)
Other income (expense):
Interest expense	(63,016)	(21,559)	(28,176)
Other, net	7,823	8,262	4,698
Other expense, net	(55,193)	(13,297)	(23,478)
Loss before income tax benefit (provision)	(86,744)	(1,364)	(31,247)
Income tax benefit (provision)	46,762	(2,690)	(2,595)
Net loss	$(39,982)	$(4,054)	$(33,842)
Net loss per share, basic and diluted	$(0.63)	$(0.07)	$(0.58)
Weighted average common shares outstanding, basic and diluted	63,585	60,086	58,159
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2020	2019	2018
Net loss	$(39,982)	$(4,054)	$(33,842)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(910)	(441)	(210)
Unrealized loss on interest rate swap contracts	(845)	—	—
Net change in unrealized gains (losses) on investments	(223)	404	469
Other comprehensive (loss) income, net of tax	(1,978)	(37)	259
Total comprehensive loss	$(41,960)	$(4,091)	$(33,583)
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital (Deficit)	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Par Value
Balance as of December 31, 2017	57,512	$6	$536,951	$(515,054)	$217	$22,120
Issuance of common stock upon the exercise of options	1,474	—	47,816	—	—	47,816
Vesting of restricted stock units	1,370	—	—	—	—	—
Shares issued under employee stock purchase plan	181	—	6,422	—	—	6,422
Repurchases of common stock	(1,651)	—	(77,401)	—	—	(77,401)
Stock-based compensation	—	—	71,599	—	—	71,599
Cumulative effect of accounting change	—	—	—	28,270	—	28,270
Net loss	—	—	—	(33,842)	—	(33,842)
Other comprehensive income, net of tax	—	—	—	—	259	259
Balance as of December 31, 2018	58,886	$6	$585,387	$(520,626)	$476	$65,243
Issuance of common stock upon the exercise of options	947	—	34,332	—	—	34,332
Vesting of restricted stock units	1,440	—	—	—	—	—
Shares issued under employee stock purchase plan	182	—	8,077	—	—	8,077
Repurchase of common stock	(417)	—	(22,356)	—	—	(22,356)
Stock-based compensation	—	—	77,277	—	—	77,277
Net loss	—	—	—	(4,054)	—	(4,054)
Other comprehensive loss, net of tax	—	—	—	—	(37)	(37)
Balance as of December 31, 2019	61,038	$6	$682,717	$(524,680)	$439	$158,482
Issuance of common stock upon the exercise of options	845	—	11,563	—	—	11,563
Vesting of restricted stock units	1,667	—	—	—	—	—
Shares issued under employee stock purchase plan	266	—	8,940	—	—	8,940
Stock-based compensation	—	—	80,362	—	—	80,362
Common stock issued in acquisition	1,110	—	32,889	—	—	32,889
Modification of Convertible Notes	—	—	18,598	—	—	18,598
Net loss	—	—	—	(39,982)	—	(39,982)
Other comprehensive loss, net of tax	—	—	—	—	(1,978)	(1,978)
Balance as of December 31, 2020	64,926	$6	$835,069	$(564,662)	$(1,539)	$268,874
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities
Net loss	$(39,982)	$(4,054)	$(33,842)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	116,986	41,599	35,260
Accretion of debt discount and amortization of debt issuance costs	11,792	4,207	8,929
Amortization (accretion) of purchased investment premium or discount, net	41	(957)	(160)
Net foreign currency and other gain	(6,239)	(1,079)	(440)
Stock-based compensation expense	75,228	72,430	66,557
Deferred income taxes	(54,189)	61	123
Bad debt expense	3,113	450	785
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(30,969)	(5,554)	26,414
Deferred commissions	(25,866)	(27,241)	(15,316)
Prepaid expenses and other assets	13,213	12,834	(11,443)
Accounts payable	(11,911)	(8,759)	(5,496)
Accrued expenses	14,869	8,428	9,291
Deferred revenue	29,184	19,635	10,803
Other liabilities	1,664	3,549	(1,212)
Net cash provided by operating activities	96,934	115,549	90,253
Cash flows from investing activities
Purchases of marketable investments	(20,419)	(282,426)	(125,109)
Purchases of non-marketable investments	—	(9,000)	—
Maturities and sales of investments	272,173	236,401	185,733
Capital expenditures	(5,785)	(18,034)	(14,895)
Capitalized software costs	(27,075)	(24,668)	(25,515)
Cash paid for acquisitions, net of cash acquired	(1,295,508)	—	(41,090)
Other, net	(1,387)	—	—
Net cash used in investing activities	(1,078,001)	(97,727)	(20,876)
Cash flows from financing activities
Proceeds from term loan debt, net of discount	979,582	—	—
Payments of debt issuance and modification costs	(30,429)	—	(152)
Repayment of debt	(52,512)	—	(253,000)
Proceeds from employee stock plans	20,545	42,600	54,402
Repurchases of common stock	—	(22,356)	(79,266)
Payment of tax withholdings for employee stock plans	—	(5,469)	—
Net cash provided by (used in) financing activities	917,186	14,775	(278,016)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	3,828	(286)	(1,341)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(60,053)	32,311	(209,980)
Cash, cash equivalents, and restricted cash at beginning of period	215,907	183,596	393,576
Cash, cash equivalents, and restricted cash at end of period[1]	$155,854	$215,907	$183,596

Supplemental cash flow data
Cash paid for interest	$49,858	$17,356	$13,628
Cash paid for income taxes	6,190	1,704	1,859
Non-cash investing and financing activities:
Assets acquired under capital leases and other financing arrangements	$—	$1,276	$47,070
Capitalized stock-based compensation	5,134	4,847	5,042
Issuance of common stock for partial consideration for acquisition	32,889	—	—
Increase in debt discount as a result of modification of Convertible Notes	18,598	—	—

	As of December 31,
	2020	2019	2018
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$153,151	$215,907	$183,596
Restricted cash included in prepaid expenses and other current assets	484	—	—
Restricted cash included in other assets	2,219	—	—
Total cash, cash equivalents, and restricted cash	$155,854	$215,907	$183,596
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.ORGANIZATION
Company Overview
Cornerstone OnDemand, Inc. (“Cornerstone” or the “Company”) was incorporated on May 24, 1999 in the state of Delaware and began its principal operations in November 1999.
The Company is a leading global provider of people development solutions, delivered as software-as-a-service (“SaaS”). The Company helps organizations around the globe recruit, train, and manage their employees. The Company’s solutions combine the world’s leading unified talent management solutions with state-of-the-art analytics and HR administration solutions to enable organizations to manage the entire employee lifecycle. Its focus on continuous learning and development helps organizations to empower employees to realize their potential and drive success. On April 22, 2020, the Company acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions.
The Company works with customers across all geographies and markets. Its Learning, Performance, Recruiting, and HR administration solutions help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting, reviews, competency management, and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service, and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the solutions for talent mobility, engagement, and development so that HR and leadership can focus on strategic initiatives to help their organizations succeed.
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to the Company’s chief executive officer, who is the Company’s chief operating decision maker.
2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.
On an ongoing basis, management evaluates its estimates, including but not limited to those related to: (i) the realization of tax assets and estimates of tax liabilities and reserves, (ii) the recognition and disclosure of contingent liabilities, (iii) the evaluation of revenue recognition criteria, including the determination of standalone value and estimates of the selling price of multiple-deliverables in the Company’s revenue arrangements, (iv) fair values of investments in marketable securities and strategic investments carried at fair value, (v) the fair values of acquired assets and assumed liabilities in business combinations, (vi) the useful lives of property and equipment, capitalized software, and intangible assets, (vii) impairment of long-lived assets, (viii) the estimated period benefit used for amortization of the commission payments to record to expense, and (ix) determination of the number of shares that are probable of vesting for performance-based restricted stock unit awards (“PRSUs”). These estimates are based on historical data and experience, expectations of future operating performance, and various other factors that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources.
Business Combinations
The results of businesses acquired in a business combination are included in the consolidated financial statements from the date of the acquisition. Assets and liabilities of an acquired business are recorded at their estimated fair values on the acquisition date. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

The purchase price allocation process requires management to make significant estimates and assumptions. Although the Company believes the assumptions and estimates it has made are reasonable, they are inherently uncertain and based in part on experience, market conditions, projections of future performance, and information obtained from legacy management of acquired companies. Critical estimates include but are not limited to:
•future subscription revenue (including customer retention rates); and, operating profit margins associated with such subscription revenues;
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
Revenue Recognition
Effective January 1, 2018, the Company adopted the guidance under Topic 606 using a modified retrospective approach. The Company derives its revenue from the following sources:
Subscriptions to the Company’s Products and Other Offerings on a Recurring Basis
Customers pay subscription fees for access to the Company’s enterprise people development solutions, other products, and support on a recurring basis. Fees are based on a number of factors, including the number of products purchased and the number of users having access to a product. The Company generally recognizes revenue from subscriptions ratably over the term of the agreements beginning on the date the subscription service is made available to the customer. Subscription agreements are typically three years, billed annually in advance, and non-cancelable, with payment due within 30 days of the invoice date.
Professional Services and Other
The Company offers its customers and implementation partners assistance in implementing its products and optimizing their use. Professional services include application configuration, system integration, business process re-engineering, change management, and training services. Services are generally billed either upfront on a fixed rate basis, on a time and materials basis, or are included as part of the subscription fee. These services are generally purchased as part of a subscription arrangement and are typically performed within the first several months of the arrangement. Customers may also purchase professional services at any other time. The Company generally recognizes revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time-and-materials are incurred. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the customer and are accounted for as revenue in the period in which the cost is incurred.
The Company recognizes revenue from contracts with customers based on the five steps below. The application of these steps may require the use of certain significant estimates and judgments, particularly in identifying and evaluating complex or unusual contract terms and conditions that may impact revenue recognition.
1)Identification of the contract, or contracts, with a customer
2)Identification of all performance obligations in the contract
3)Determination of the transaction price
4)Allocation of the transaction price to the performance obligations in the contract
5)Recognition of revenue as the Company satisfies a performance obligation
The Company identifies enforceable contracts with a customer when the agreement is signed. Some of the Company’s contracts with customers contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of its contracts, the products sold, customer demographics, geographic locations, and the number and types of users within the Company’s contracts.

For arrangements in which the Company resells third-party e-learning training content to customers, revenue is recognized at the gross amount invoiced to customers as (i) the Company is primarily responsible for hosting the content on the Company’s solutions for the term of the agreement, (ii) the Company controls the content before access is provided to the customer, and (iii) the Company typically has discretion to establish the price charged.
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
Sales Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. Separate periods of benefit are determined for commissions related to initial contracts and commissions related to renewal contracts. Commissions for initial contracts are deferred in the consolidated balance sheets and amortized on a straight-line basis over a six-year benefit period. The Company takes into consideration technology and other factors in estimating the benefit period. Commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contract renewal period. Amortization expense is included in sales and marketing expenses in the accompanying consolidated statements of operations.
Cost of Revenue
Cost of revenue consists primarily of costs related to hosting the Company’s products and delivery of professional services, and includes the following:
•personnel and related expenses, including stock-based compensation;
•expenses for network-related infrastructure and IT support;
•delivery of contracted professional services and ongoing customer support and customer success initiatives;
•payments to external service providers contracted to perform implementation services;
•depreciation of data centers, and amortization of: capitalized software costs, developed technology software license rights, and technology-related intangible assets from acquisitions; and
•content and licensing fees, and referral fees.
In addition, the Company allocates a portion of overhead, such as rent, IT costs, depreciation and amortization, and employee benefits costs, to cost of revenue based on headcount. The costs associated with providing professional services are recognized as incurred when the services are performed. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the customer and are accounted for as cost of revenue in the period in which the cost is incurred.
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
Advertising
Advertising expenses for 2020, 2019, and 2018 were $13.0 million, $10.8 million, and $7.1 million, respectively, and are expensed as incurred and recorded within sales and marketing in the accompanying consolidated statements of operations.
Stock-Based Compensation
The Company measures and recognizes compensation expense for stock-based awards granted to employees and directors using a fair value method, including restricted stock units (“RSUs”), PRSUs, stock options, and shares purchased under the 2010 Employee Stock Purchase Plan (“ESPP”).

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
For stock options and shares purchased under the ESPP, fair value is estimated using the Black-Scholes option pricing model. The risk-free interest rate is based on the US Treasury yield in effect during the period the award was granted. The expected term for stock options is determined using a simplified approach in which the expected term of an option is presumed to be the mid-point between the vesting date and the expiration date of the option. The expected term for shares purchased under the ESPP approximates the term of the offering period. The computation of the expected volatility assumption is based on the historical volatility of the Company’s common stock. The dividend yield is assumed to be zero as the Company has not paid and does not expect to pay dividends for the foreseeable future. Compensation expense is recognized on a straight-line basis over the requisite service period.
Due to the valuation allowances provided on a portion of the Company’s net deferred tax assets, the Company has not recorded any significant tax benefit attributable to stock-based compensation expense as of December 31, 2020, 2019, and 2018.
Capitalized Software Costs
The Company capitalizes the costs associated with software developed or obtained for internal use, including costs incurred in connection with the development of its products, when the preliminary project stage is completed, management has decided to make the project a part of its future offering and the software will be used to perform the function intended. These capitalized costs include external direct costs of materials and services consumed in developing or obtaining internal-use software, personnel, and related expenses for employees who are directly associated with internal-use software projects. Capitalization of these costs ceases once the project is substantially complete and the software is ready for its intended purpose. Costs incurred for upgrades to the products are also capitalized. Post-configuration training and maintenance costs are expensed as incurred. Capitalized software costs are amortized to cost of revenue using the straight-line method over the estimated useful life of the software, which is typically three years, commencing when the software is ready for its intended use. The Company does not transfer ownership of or lease its software to its customers.
Income Taxes
The Company uses the liability method of accounting for income taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax basis of assets and liabilities, using tax rates expected to be in effect during the years in which the basis differences are expected to reverse. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. In determining the need for valuation allowances, the Company considers projected future taxable income and future reversals of existing taxable temporary differences. The Company has recorded a full valuation allowance to reduce its US, UK, and other net deferred tax assets to zero, as it has determined that it is not more likely than not that any of these net deferred tax assets will be realized based on a history of losses in these jurisdictions. If in the future the company determines that it will be able to realize any of its US, UK, and other net deferred tax assets, it will make an adjustment to the allowance, which would increase income in the period that the determination is made.
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
The Company recognizes the US tax effects of global intangible low-taxed income (“GILTI”) as a component of income tax expense in the period the tax arises (the “period cost method”).

Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less on the date of purchase to be cash equivalents.
Restricted Cash
Restricted cash represents escrow accounts established in connection with lease agreements for the Company’s facilities.
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
Strategic Investments
The Company invests in equity securities of various privately-held companies. When the fair value of an investment is not readily determinable, the Company accounts for the investment using the measurement alternative, which is defined as cost, plus or minus changes resulting from observable price changes. If the Company has significant influence or a controlling financial interest over the entity, the investment is accounted for using the equity method. Under the equity method, the Company records its proportionate share of the equity method investee’s income or loss, net of the effects of any basis differences, to other income (expense) on a one-quarter lag in the accompanying consolidated statements of operations. These investments are included in long-term investments in the consolidated balance sheets. Strategic investments are subject to periodic impairment reviews; impairment losses are recorded in other income (expense) in the accompanying consolidated statements of operations.
Allowance for Credit Losses
Effective January 1, 2020, the Company adopted guidance under Topic 326 using a modified retrospective approach. The Company bases its expected loss allowance methodology on its historical collection experience, current receivables aging, consideration of current conditions, and other relevant data.
A reconciliation of the beginning and ending amount of allowance for credit losses is as follows (in thousands):

	2020	2019	2018
Beginning balance, January 1	$1,375	$2,429	$7,478
Additions and adjustments	7,935	1,074	1,691
Write-offs	(4,334)	(2,128)	(6,740)
Ending balance, December 31	$4,976	$1,375	$2,429
The Company recognized bad debt expense of $3.1 million, $0.5 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively. Bad debt expense is recorded in general and administrative expense in the accompanying consolidated statements of operations.
Property and Equipment
Property and equipment are recorded at historical cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method based upon the estimated useful lives of the assets, generally one to eight years (refer to Note 9 – Other Balance Sheet Amounts).
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
Intangible Assets
Identifiable intangible assets primarily consist of acquisition-related intangibles. The Company determines the appropriate useful life of its intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives ranging from two to eleven years, generally using the straight-line method which approximates the pattern in which the economic benefits are consumed.
Goodwill
Goodwill is not amortized; it is tested for impairment annually, and more frequently upon the occurrence of certain events. The Company performs such testing of goodwill in the fourth quarter of each year, or as events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount.
Debt
In 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount. On April 22, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (“Agent”), which provided for a seven-year senior secured term loan B facility (the “Term Loan Facility”) in an aggregate principal amount of $1.0047 billion for a purchase price equal to 97.5% of the aggregate principal amount after original issue discount. The debt discount for each instrument is accreted to interest expense over the respective terms of each loan using the effective interest method. Similarly, debt issuance costs incurred as part of each loan initiation are amortized to interest expense using the effective interest method. Refer to Note 4 – Debt for additional information about the Company’s debt agreements.
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
Derivative Instruments and Hedging Activities
Derivatives Designated as Hedging Instruments
As part of the Company’s overall risk management practices, the Company may enter into financial derivatives, such as interest rate swaps which may be designated as cash flow hedges, to hedge the floating interest rate on variable interest rate debt.

The Company records all derivatives in the consolidated balance sheets at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative, whether the Company has elected to designate a derivative in a hedging relationship and to apply hedge accounting, and whether the hedging relationship has satisfied the criteria necessary to apply hedge accounting.
The gain or loss on derivative instruments designated and qualifying for cash flow hedge accounting is deferred in other comprehensive income. The changes in fair value for all trades that are not designated for hedge accounting are recognized in current period earnings. Deferred gains or losses from designated cash flow hedges are reclassified into earnings in the period that the hedged interest expense impacts earnings, as applicable. The effectiveness of cash flow hedges is assessed at inception and quarterly thereafter. The Company does not offset fair value amounts recognized for derivative instruments in its balance sheet for presentation purposes.
Credit risk related to derivative transactions reflects the risk that a party to the transaction could fail to meet its obligation under the derivative contracts. Therefore, the Company’s exposure to the counterparty’s credit risk is generally limited to the amounts, if any, by which the counterparty’s obligations to the Company exceed the Company’s obligations to the counterparty. The Company’s policy is to enter into contracts only with financial institutions which meet certain minimum credit ratings to help mitigate counterparty credit risk.
Foreign Currency Forward Contracts
As part of the Company’s overall risk management practices, the Company may enter into foreign currency forward contracts to mitigate these risks. The Company has not used, nor does it intend to use, these contracts for trading or speculative purposes. The contracts are re-measured to fair value at the end of each reporting period and are not designated as hedging instruments under applicable accounting guidance; therefore, changes in fair value of these contracts are recorded in other, net in the consolidated statements of operations.
Concentration of Risk
The Company’s financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents, debt securities, and accounts receivable. The Company’s deposits exceed federally insured limits. The Company performs ongoing credit evaluations of its customers.
For the years ended December 31, 2020, 2019, and 2018, no single customer comprised more than 10% of the Company’s revenue. No single customer had an accounts receivable balance greater than 10% of total accounts receivable at December 31, 2020 or 2019.
Foreign Currency Transactions and Translation
Transactions in foreign currencies are translated into US dollars at the rates of exchange in effect at the date of the transaction. Unrealized transaction gains were approximately $10.7 million, $1.2 million, and $0.4 million for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in other, net within other income (expense), in the accompanying consolidated statements of operations.
The Company has entities in various countries. For entities where the local currency is different than the functional currency, the local currency financial statements have been remeasured from the local currency into the functional currency using the current exchange rate for monetary accounts and historical exchange rates for non-monetary accounts, with exchange differences on remeasurement included in other, net. To the extent that the functional currency of the Company’s subsidiaries is different than the US dollar, the financial statements have then been translated into US dollars using period-end exchanges rates for assets and liabilities and average exchanges rates for the results of operations. Foreign currency translation gains and losses are included as a component of accumulated other comprehensive income in the consolidated balance sheets.
Leases
Effective January 1, 2019, the Company adopted guidance under Topic 842 using a modified retrospective approach. The Company has various non-cancelable arrangements to lease office and dedicated data center facility space. These arrangements include services and other incremental costs to maintain or operate the space and do not contain any significant residual value guarantees, significant variable payments, or restrictive covenants.
The Company determines at contract inception whether the arrangement 1) contains a lease based on its ability to control a physically distinct asset for more than 12 months, and 2) should be classified as an operating or finance lease. For both its office and data center facility leases, the Company combines all components of the lease including related services as a single component.

Operating leases are reflected as operating right-of-use (“ROU”) assets and operating lease liabilities in the accompanying consolidated balance sheets. Operating ROU assets represent the Company’s right to use the underlying asset for the lease term. Operating lease liabilities represent the Company’s obligation to make payments arising from the lease. The operating ROU asset also includes any lease payments made and excludes lease incentives. The liabilities are measured at the commencement date based on the present value of lease payments over the lease term utilizing an estimated incremental borrowing rate. Lease payments are typically discounted at an estimated incremental borrowing rate as the interest rate implicit in the lease cannot be readily determined in the absence of key inputs which are typically not reported by the Company’s lessors. Judgment was used to estimate the incremental borrowing rate associated with these leases based on relevant market data and Company inputs applied to accepted valuation methodologies.
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
In the normal course of operations, the Company enters into subleases for unoccupied leased office space. Any sublease payments received are recognized as a reduction to the related lease expense.
Restructuring
The Company records personnel-related restructuring charges with one-time employee termination benefits when the plan has been communicated to the affected employees and significant changes to the plan are unlikely. The Company records facilities-related restructuring charges ratably over the period of the affected facilities’ remaining expected use, as an incremental increase to the remaining right-of-use asset amortization for the lease(s) exited.
Recently Adopted Accounting Pronouncements
Effective January 1, 2020, the Company adopted the requirements of Accounting Standards Update No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), using a modified retrospective method of adoption. All amounts and disclosures set forth in this Annual Report on Form 10-K have been updated to comply with this new standard with results for reporting periods beginning after January 1, 2020 presented under ASU 2016-13, while prior period amounts and disclosures were not adjusted and continue to be reported under the accounting standards in effect for the prior periods. ASU 2016-13 replaces the incurred loss methodology with an expected loss methodology, referred to as current expected credit loss (“CECL”), for financial instruments, including accounts receivable. The cumulative effect of adopting ASU 2016-13 did not have a material impact on the Company’s accumulated deficit as of January 1, 2020. The Company’s expected loss allowance methodology for accounts receivable is developed using historical collection experience, current receivables aging, consideration of current conditions, and other relevant data.
On January 1, 2020, the Company adopted the requirements of Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement (“ASU 2018-15”), using a prospective method of adoption. ASU 2018-15 aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. The adoption did not have a material impact on the Company’s consolidated financial statements.
Accounting Pronouncements Pending Adoption
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021, although early adoption is permitted. The Company believes the adoption of ASU 2019-12 will not have a material impact on its consolidated financial statements.

3.    BUSINESS COMBINATIONS
Saba
On April 22, 2020, the Company acquired 100% of the equity interests of the direct and indirect subsidiaries of Vector Talent Holdings, L.P., including Saba Software, Inc. (such subsidiaries, collectively, “Saba”), to expand its cloud-based learning, talent management, and talent experience software offerings. The Company acquired Saba for an aggregate purchase price of $1.310 billion, consisting of $1.277 billion in cash (net of cash acquired) and 1,110,352 shares of the Company's common stock with an aggregate value of $32.9 million. The acquisition was financed with a combination of cash on hand and proceeds from new borrowings (refer to Note 4 – Debt for further details). Under the terms of the purchase agreement, the final consideration is subject to certain adjustments based on a determination of closing net working capital and net indebtedness (as defined in the purchase agreement). The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the acquired workforce and synergies expected to arise after the acquisition, including future technologies and customers of the combined business. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date).
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the consolidated financial statements as of the date of acquisition. During the year ended December 31, 2020, Saba contributed approximately $127 million to revenue. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as a result of the acquisition of Saba as of April 22, 2020, and subsequent measurement period adjustments recorded during 2020 (in thousands):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments[1]	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$49,471	$—	$49,471
Accounts receivable	58,764	—	58,764
Prepaid expenses and other current assets	13,020	—	13,020
Property and equipment	9,446	—	9,446
Operating right-of-use assets	16,700	—	16,700
Intangible assets	481,000	—	481,000
Goodwill	905,498	(3,547)	901,951
Other assets	2,698	1,122	3,820
Total assets	1,536,597	(2,425)	1,534,172
Accounts payable and accrued expenses	28,978	—	28,978
Deferred revenue	69,940	1,092	71,032
Operating lease liabilities	16,532	—	16,532
Deferred tax liabilities, net	46,472	(853)	45,619
Other liabilities	12,782	—	12,782
Total liabilities	174,704	239	174,943
Total purchase consideration	$1,361,893	$(2,664)	$1,359,229

[1] The Company received approximately $2.7 million from escrow and made other revisions to certain acquired balances during the year-ended December 31, 2020.
Identifiable Intangible Assets
The following table provides the preliminary valuation of the Saba intangible assets, along with their estimated useful lives:

	Estimated Fair Value (in thousands)	Estimated Useful Life (in years)
Customer relationships	$294,800	11
Customer contracts	58,500	2
Developed technology	120,500	3 – 5
Trade names, trademarks, and domain names	7,200	3
Total	$481,000

The identifiable intangible assets are amortized on a straight-line basis over their respective estimated useful lives to sales and marketing for customer-related intangible assets, cost of revenue for developed technology intangible assets, and general and administrative expense for all other intangible assets. Management applied significant judgment in determining the fair value of intangible assets, which involved the use of estimates and assumptions with respect to future subscription revenue (including customer retention rates), operating profit margins associated with such subscription revenues, costs anticipated to fulfill remaining acquired performance obligations and related profit margins, technology migration curves, royalty rates, discount rates, and economic lives assigned to acquired intangible assets.
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma results for the years ended December 31, 2020 and 2019. The unaudited pro forma financial information combines the results of operations of Cornerstone OnDemand and Saba as though the companies had been combined as of January 1, 2019. The unaudited pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma revenue for the periods presented below include the effects of purchase accounting adjustments related to the valuation of deferred revenue assumed in the acquisition (the “deferred revenue write-down”). The deferred revenue write-down had a $51.4 million impact during the year ended December 31, 2020 ($18.6 million, $19.8 million, and $13.0 million for the second, third, and fourth quarters of 2020, respectively). The unaudited pro forma results presented below also include adjustments for amortization of identifiable intangible assets, interest expense related to debt financing, and related tax effects (in thousands):

	Year Ended
	December 31,
	2020	2019
Revenue	$827,335	$837,720
Net loss	(87,253)	(82,157)
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

Acquisition-related and Integration
Acquisition-related and integration expenses for both Saba and Clustree primarily consisted of external fees for advisory, legal, and other professional services associated with the transaction and subsequent integration, and totaled approximately $37.3 million for the year ended December 31, 2020. These were expensed as incurred and recorded in acquisition-related and integration expenses in the consolidated statements of operations.
4.    DEBT
Term Loan B and Revolving Credit Facility
On April 22, 2020, the Company entered into a credit agreement with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent, which provided for a seven-year senior secured term loan B facility in an aggregate principal amount of $1.0047 billion for a purchase price equal to 97.5% of the aggregate principal amount after original issue discount. Equity interests in certain subsidiaries of the Company and domestic assets of the Company, subject to customary exceptions, are pledged as collateral. Principal payments are due quarterly, beginning in the fourth quarter of 2020, at a rate of 0.25% of the principal amount; the remaining outstanding principal balance is due in April 2027. In addition, the Company entered into a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150.0 million, of which $102.5 million remained available at December 31, 2020. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (as defined below). The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR for an interest period of one month, plus an applicable margin of 4.25%, with a 0.00% LIBOR floor. The Company uses interest rate swap contracts designated as cash flow hedges to manage its exposure to fluctuations in interest rates. These contracts hedge the variable LIBOR component of the interest rate on the Term Loan Facility and effectively fix the interest rate for the hedged portion of the principal value to 0.28% plus the applicable margin of 4.25% over a stated period of time (refer to Note 10 – Fair Value of Financial Instruments for additional information). Interest is payable on a monthly or quarterly basis at the Company’s option.
The net carrying amounts of the components of the Term Loan Facility consist of the following (in thousands):

December 31, 2020
Principal amount	$952,188
Unaccreted debt discount	(23,082)
Unamortized debt issuance costs	(21,392)
Net carrying value	$907,714
The effective interest rate is 5.3% for the Term Loan Facility as of December 31, 2020.
The following table presents the interest expense recognized related to the Term Loan Facility (in thousands):

Year Ended
December 31, 2020
Contractual interest expense	$33,249
Accretion of debt discount	2,036
Amortization of debt issuance costs	1,932
Total	$37,217
Undrawn amounts under the Revolving Credit Facility accrue a commitment fee at an initial per annum rate of 0.50% subject to certain adjustments, beginning July 1, 2020. In addition to the unused commitment fee, the Company is required to pay certain letter of credit and related fronting fees and other administrative fees. The Company did not draw any amounts under the Revolving Credit Facility as of December 31, 2020.
The Term Loan Facility, Revolving Credit Facility, and Convertible Notes (as discussed below) contain customary covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets, and make certain payments (including share repurchases and dividends). As of December 31, 2020, the Company was in compliance with all financial covenants.

Convertible Notes
In 2017, the Company issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount to certain entities affiliated with Silver Lake (a principal owner of the Company) and LinkedIn. The Company received net proceeds of $284.8 million, net of a discount of $6.0 million and issuance costs of $9.2 million. The debt discount is being accreted to interest expense over the term of the Convertible Notes using the effective interest method. The issuance costs were deferred and are being amortized to interest expense over the term of the Convertible Notes using the effective interest method. Interest is payable semi-annually in arrears on January 1 and July 1, commencing January 1, 2018.
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
The net carrying amounts of the components of the Convertible Notes consist of the following (in thousands):

	December 31, 2020	December 31, 2019
Principal amount	$300,000	$300,000
Unaccreted debt discount	(16,178)	(2,691)
Unamortized debt issuance costs	(5,250)	(4,135)
Net carrying value	$278,572	$293,174
The effective interest rate is 9.2% for the Convertible Notes as of December 31, 2020.
The following table presents the interest expense recognized related to the Convertible Notes (in thousands):

	Year Ended December 31,
	2020	2019	2018
Contractual interest expense	$17,252	$17,250	$19,147
Accretion of debt discount	5,110	1,657	5,843
Amortization of debt issuance costs	2,288	2,550	3,086
Total	$24,650	$21,457	$28,076

5.    NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2020	2019	2018
Net loss	$(39,982)	$(4,054)	$(33,842)
Weighted-average shares of common stock outstanding	63,585	60,086	58,159
Net loss per share, basic and diluted	$(0.63)	$(0.07)	$(0.58)
The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. The following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	December 31,
	2020	2019	2018
Options to purchase common stock, restricted stock units, and performance-based restricted stock units	7,939	8,359	9,869
Shares issuable pursuant to employee stock purchase plan	145	94	97
Convertible notes	7,143	7,143	7,143
Common stock warrants	—	—	936
Total shares excluded from net loss per share	15,227	15,596	18,045

6.     CASH AND INVESTMENTS
Investments in Marketable Securities
The Company’s investments in marketable and non-marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
As of December 31, 2020, the Company did not have any marketable investments. The following is a summary of investments, including those that meet the definition of a cash equivalent, as of December 31, 2019 (in thousands):

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
Unrealized gains and losses on investments were immaterial individually and in aggregate as of December 31, 2020 and December 31, 2019. Realized gains and losses from sales of investments during the years ended December 31, 2020 and 2019 were immaterial.
The Company’s long-term investments are composed of the following (in thousands):

	December 31, 2020	December 31, 2019
Long-term marketable investments	$—	$50,442
Non-marketable investments	8,565	9,750
Total long-term investments	$8,565	$60,192
The Company’s non-marketable investments are composed of the following (in thousands):

	December 31, 2020	December 31, 2019
Accounted for at cost, adjusted for observable price changes	$1,750	$1,750
Accounted for using the equity method	6,815	8,000
Total non-marketable investments	$8,565	$9,750

7.    INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets, which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets (in thousands):

		December 31, 2020			December 31, 2019
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$143,151	$(31,658)	$111,493	$39,984	$(34,268)	$5,716
Content library	5.5	4,700	(1,833)	2,867	4,700	(976)	3,724
Customer relationships	11.0	296,812	(18,946)	277,866	—	—	—
Customer contracts	2.0	58,717	(20,225)	38,492	—	—	—
Trade names, trademarks, and domain names	3.0	7,233	(1,661)	5,572	—	—	—
Total		$510,613	$(74,323)	$436,290	$44,684	$(35,244)	$9,440
During the first quarter of 2020, the gross carrying amount and accumulated amortization of fully amortized intangible assets were written off. Amortization of customer-related intangible assets is recorded in sales and marketing expense in the accompanying consolidated statements of operations; amortization of developed technology and content library intangible assets is recorded in cost of revenue; amortization of all other finite-lived intangibles is recorded in general and administrative expense. Total amortization expense from finite-lived intangible assets was $68.6 million, $4.3 million, and $0.8 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The following table presents the Company’s estimate of remaining amortization expense for finite-lived intangible assets that existed as of December 31, 2020 (in thousands):

2021	$96,081
2022	73,028
2023	50,709
2024	42,403
2025	31,189
Thereafter	142,880
Estimated remaining amortization expense	$436,290
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company does not believe an impairment trigger occurred which would impact the recoverability of the carrying values as of or during the period ended December 31, 2020. There were no impairment charges related to identifiable intangible assets for the years ended December 31, 2020, 2019, and 2018.
Goodwill
The following table presents the carrying amount of goodwill (in thousands):

Balance as of December 31, 2019	$47,453
Goodwill resulting from acquisitions	914,373
Measurement period adjustments	(3,547)
Effect of foreign currency translation	3,043
Balance as of December 31, 2020	$961,322

8.    RESTRUCTURING
During 2020, the Company undertook various restructuring activities as part of the Company’s integration plan with Saba to streamline the organization. The activities were composed primarily of workforce reductions and exits of certain facilities. The cost of workforce reductions is primarily composed of severance payments and termination benefits, including stock-based compensation in certain cases. The cost of vacated facilities is primarily composed of incremental amortization associated with ROU assets and associated leasehold improvements and is taken over the remaining period of expected use. The present actions are expected to be substantially complete by the second quarter of 2021. All liabilities for severance and related benefits are included in accrued expenses in the consolidated balance sheets.
Activity for the Company's restructuring plan is as follows:

Year Ended
December 31, 2020
(in thousands)
Severance payments and termination benefits	$17,374
Stock-based compensation	1,071
Vacated facilities	621
Total restructuring expense	$19,066

Restructuring liability balance as of December 31, 2019	$—
Severance payments and termination benefits	17,374
Cash payments	(11,211)
Effect of foreign currency translation	70
Restructuring liability balance as of December 31, 2020	$6,233

9.    OTHER BALANCE SHEET AMOUNTS
Property and Equipment, net
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	December 31,
		2020	2019
Computer equipment and software	1 – 5 years	$66,205	$57,482
Furniture and fixtures	1 – 7 years	6,580	6,096
Leasehold improvements	1 – 8 years	26,204	22,800
Total property and equipment, gross		98,989	86,378
Less: accumulated depreciation and amortization		(66,718)	(49,852)
Total property and equipment, net		$32,271	$36,526
Depreciation expense for the years ended December 31, 2020, 2019, and 2018 was $19.6 million, $11.8 million, and $10.2 million, respectively.
Accrued Expenses
The balance of accrued expenses is as follows (in thousands):

	December 31, 2020	December 31, 2019
Accrued compensation	$55,690	$33,626
Accrued commissions	20,636	18,834
Accrued interest	9,836	8,625
Other accrued expenses	26,112	16,990
Total accrued expenses	$112,274	$78,075

Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. During the years ended December 31, 2020, 2019, and 2018, the Company recognized $40.6 million, $36.3 million, and $37.9 million in commissions expense to sales and marketing expense, respectively.
Capitalized Software Development Costs
During the years ended December 31, 2020, 2019, and 2018, the Company capitalized $29.4 million, $29.6 million, and $31.6 million of software development costs to the consolidated balance sheets and amortized $28.6 million, $25.3 million, and $23.5 million to cost of revenue, respectively.
10.    FAIR VALUE OF FINANCIAL INSTRUMENTS
Assets (liabilities) measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2020				December 31, 2019
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Cash equivalents	$—	$—	$—	$—	$148,089	$148,089	$—	$—
Corporate bonds	—	—	—	—	122,648	—	122,648	—
Agency bonds	—	—	—	—	3,968	—	3,968	—
US treasury securities	—	—	—	—	70,089	—	70,089	—
Commercial paper	—	—	—	—	23,828	—	23,828	—
Certificate of deposit	—	—	—	—	3,937	3,937	—	—
Asset-backed securities	—	—	—	—	27,551	—	27,551	—
Interest rate swap contracts designated as cash flow hedges	(885)	—	(885)	—	—	—	—	—
Total	$(885)	$—	$(885)	$—	$400,110	$152,026	$248,084	$—
At December 31, 2020, the Company had no cash equivalents measured at fair value on a recurring basis. At December 31, 2019, cash equivalents of $148.1 million consisted of money market funds with original maturity dates of three months or less backed by US Treasury bills, as well as corporate bonds, agency bonds, commercial paper, certificates of deposit, and US treasury securities.
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
During 2020, the Company maintained certain foreign currency forward contracts to manage the Company’s exposure to foreign exchange risk; however, at December 31, 2020, there were no foreign currency forward contracts outstanding. Foreign currency forward contracts are classified within Level 2 of the fair value hierarchy and are valued based on quoted foreign exchange rates.
Derivatives Designated as Hedging Instruments - Cash Flow Hedges
The change in fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense affects earnings. As of December 31, 2020, the Company had two outstanding interest rate swap derivatives designated as hedging instruments with an aggregate notional value of $667.8 million. These contracts have maturities of five years or less with amortizing notional values over the contract term.
The following table summarizes the amount of income recognized from derivative instruments and the line items in the accompanying statements of operations where the results were recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	Year Ended		Year Ended
	December 31, 2020		December 31, 2020
Interest rate swap contracts	$(884.7)	Interest expense	$(39.6)

The Company expects that $0.9 million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of operations over the next twelve months. The amount will vary depending on interest rates.
The following table summarizes the fair values of derivative instruments and the line items in the accompanying consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Liabilities
		December 31, 2020
Derivatives designated as cash flow hedges:	Balance Sheet location:
Interest rate swap contracts	Accrued expenses	$(39.6)
Interest rate swap contracts	Other liabilities, non-current	(845.1)
Convertible Notes
The Company’s Convertible Notes, as described in Note 4 – Debt, are presented in the accompanying consolidated balance sheets at their original issuance value, net of unaccreted debt discount and unamortized debt issuance costs, and are not remeasured to fair value each period. The fair value of the Company’s Convertible Notes as of December 31, 2020 was approximately $395 million. The fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was estimated on the basis of the current equity value implicit in the instrument.
11.    STOCKHOLDERS’ EQUITY
Capitalization
As of December 31, 2020, the Company’s authorized stock consists of 1,000,000,000 shares of common stock, par value of $0.0001 per share, and 50,000,000 shares of preferred stock, par value of $0.0001 per share. As of December 31, 2020 and December 31, 2019 there were 64,926,234 and 61,037,517 shares issued and outstanding, respectively. No shares of preferred stock were issued or outstanding at December 31, 2020 and 2019.
Share Repurchase Programs
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock. The 2019 Share Repurchase Program is set to terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. At January 1, 2021, shares representing $127.6 million remained available for repurchase under the 2019 Share Repurchase Program.
The following is a summary of activity under all of the Company’s repurchase programs (in thousands):

Period	2020	2019	2018
Total shares repurchased	—	417	1,651
Total cost of repurchased shares	$—	$22,356	$77,401

12.    STOCK-BASED AWARDS
2010 Plan
In March 2011, the Company adopted the 2010 Stock Plan (“2010 Plan”) and ceased granting awards under the stock plans adopted in 1999 and 2009. The plans adopted in 1999 and 2009 continue to govern the terms and conditions of the outstanding awards previously granted under each respective plan. The maximum number of shares of common stock to be added to the 2010 Plan from the plans adopted in 1999 and 2009 is 5,614,369. The 2010 Plan was amended and restated in 2019. The amended and restated 2010 Plan removed the provision which allowed for an annual increase of shares available for issuance on the first day of each fiscal year beginning with 2012 and ending with 2019, by an amount equal to the lesser of 5,500,000 shares, 4.5% of the outstanding shares of the Company’s common stock as of the last day of the immediately preceding fiscal year, or such other amount as the Company’s board of directors determined.
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
Under the 2010 Plan, 3,825,712 shares remained available for issuance at December 31, 2020.
Stock Options
Stock options vest upon achievement of service conditions. The exercise price of stock options granted under the 2010 Plan must equal at least the fair market value of the Company’s common stock on the date of grant. The term of an incentive stock option may not exceed ten years. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.
Stock option activity is summarized as follows (in thousands, except per share and term information):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding, December 31, 2019	2,851	$30.97	3.1	$78,580
Exercised	(845)	13.68
Forfeited	(187)	42.78
Outstanding, December 31, 2020	1,819	$37.81	2.6	$15,541

Exercisable at December 31, 2020	1,819	$37.81	2.6	$15,541
Vested and expected to vest at December 31, 2020	1,819	$37.81	2.6	$15,541
[1] Based on the Company’s closing stock price of $44.04 on December 31, 2020 and $58.55 on December 31, 2019.
The total intrinsic value of options exercised during the years ended December 31, 2020, 2019, and 2018 was $24.2 million, $20.4 million, and $25.8 million, respectively. The total fair value of stock options vested during the years ended December 31, 2020, 2019, and 2018 was $0.1 million, $0.7 million, and $5.5 million, respectively.
There was no unrecognized compensation expense relating to stock options at December 31, 2020.
There were no stock options granted for the years ended December 31, 2020, 2019, and 2018.
Restricted Stock Units
RSU activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019	3,756	$47.76
Granted	2,256	34.82
Forfeited	(454)	45.53
Vested	(1,667)	43.80
Unvested shares at December 31, 2020	3,891	$42.21
The weighted-average grant date fair value of RSUs granted during the years ended December 31, 2020, 2019, and 2018 was $34.82, $55.69, and $46.17, respectively. The total fair value of RSUs vested as of the vesting dates during the years ended December 31, 2020, 2019, and 2018 was $73.2 million, $58.4 million, and $49.9 million, respectively.
Unrecognized compensation expense related to unvested RSUs was $107.6 million at December 31, 2020, which is expected to be recognized over a weighted-average period of 2.5 years.

Performance-Based Restricted Stock Units
PRSU activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2019	1,752	$44.21
Granted	720	36.06
Forfeited	(243)	40.77
Unvested shares at December 31, 2020[1]	2,229	$41.95
[1] Assumes maximum achievement of the specified financial targets.
The weighted-average grant date fair value of PRSUs granted during the years ended December 31, 2020, 2019, and 2018 was $36.06, $56.74, and $40.53, respectively.
Unrecognized compensation expense related to unvested PRSUs was $14.1 million at December 31, 2020, which is expected to be recognized over a weighted-average period of 1.4 years.
Employee Stock Purchase Plan
Under the Company’s ESPP, eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted semi-annually for six month offering periods each June and December. Under the ESPP, 4,176,406 shares remained available for issuance at December 31, 2020.
The below summarizes ESPP share purchase activity (in thousands, except share count and price):

	Year Ended December 31,
	2020	2019	2018
Shares purchased under the ESPP	266,432	181,648	181,365
Weighted-average price per share at purchase	$33.57	$44.47	$35.41
Cash proceeds	$8,940	$8,077	$6,422
The fair value of stock purchase rights granted under the ESPP was estimated using the Black-Scholes option pricing model using the following assumptions:

	Year Ended December 31,
	2020	2019	2018
Dividend yield	None	None	None
Expected volatility	25.2% - 76.6%	25.2% - 34.4%	30.0% - 37.9%
Risk-free interest rate	0.1% - 1.6%	1.6% - 2.5%	1.5% - 2.5%
Expected term (in years)	0.5	0.5	0.5
Grant date fair value per share	$10.17 - $14.34	$12.33 - $13.07	$9.19 - $12.33

Stock-Based Compensation
The following tables summarize stock-based compensation expense by award type and the financial statement line item where the expense was recorded in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2020	2019	2018
Options	$61	$608	$4,839
RSUs	74,079	66,880	53,164
PRSUs	2,050	7,468	5,512
ESPP	3,101	2,321	1,857
Restructuring	1,071	—	6,227
Less: capitalized stock-based compensation	(5,134)	(4,847)	(5,042)
Total	$75,228	$72,430	$66,557

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$8,845	$6,282	$4,218
Sales and marketing	28,303	27,780	24,440
Research and development	17,136	16,003	11,800
General and administrative	19,873	22,365	19,872
Restructuring	1,071	—	6,227
Total	$75,228	$72,430	$66,557

13.    INCOME TAXES
The components of the Company’s loss before provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$(72,657)	$3,188	$(21,174)
Foreign	(14,087)	(4,552)	(10,073)
Loss before provision for income taxes	$(86,744)	$(1,364)	$(31,247)
The components of the provision for income taxes attributable to continuing operations are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current income tax provision:
Federal	$3	$—	$—
State	264	225	204
Foreign	5,686	2,467	2,514
Total current income tax provision	5,953	2,692	2,718
Deferred income tax benefit:
Federal	$(24,134)	$—	$—
State	(3,821)	—	—
Foreign	(24,760)	(2)	(123)
Total deferred income tax benefit	(52,715)	(2)	(123)
Total income tax (benefit) provision	$(46,762)	$2,690	$2,595

On a consolidated basis, the Company has incurred operating losses and has recorded a full valuation allowance against its US, UK, and other deferred tax assets for all periods to date and, accordingly, has not generally recorded a (benefit) provision for income taxes for any of the periods presented other than a (benefit) provision for certain foreign and state income taxes. Certain foreign subsidiaries and branches of the Company provide intercompany services and are compensated on a cost-plus basis, and therefore, have incurred liabilities for foreign income taxes in their respective jurisdictions. For the twelve months ended December 31, 2020, a tax provision benefit was realized from the reversal of valuation allowance on existing deferred tax assets. Such benefit also included amounts realized in connection with the recording of deferred tax liabilities from the acquisition of Saba, which was attributable to the reversal of $26.7 million of a portion of the Company’s US federal and state valuation allowance on deferred tax assets.
The differences in the total provision for income taxes that would result from applying the 21% federal statutory rate to loss before provision for income taxes and the reported provision for income taxes are as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
US Federal tax benefit at statutory rates	$(18,216)	$(286)	$(6,562)
State income taxes, net of federal tax benefit	(1,453)	240	(248)
Foreign rate differential	897	2,883	2,764
Stock based compensation	1,638	(1,261)	3,029
Other permanent differences	1,012	479	280
GILTI	4,036	—	—
Transaction costs	2,139	—	—
Rate change	(1,672)	(442)	1,430
Other	2,728	(190)	130
Valuation allowance	(37,871)	1,267	1,772
Total income tax provision	$(46,762)	$2,690	$2,595
Major components of the Company’s deferred tax assets (liabilities) are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Accrued expenses	$8,048	$2,427
Long-lived intangible assets and fixed assets - basis difference	—	25,178
Net operating loss carryforwards	187,779	81,575
Stock-based compensation	14,792	15,398
Operating lease liabilities	15,125	17,281
Deferred revenue	818	3,258
Disallowed interest expense carryforward	13,381	—
Other	17,875	5,100
Total deferred tax assets	257,818	150,217
Valuation allowance	(121,831)	(116,915)
Deferred tax assets, net of valuation allowance	135,987	33,302
Deferred tax liabilities:
Prepaid expenses and deferred commissions	(104,458)	(14,502)
Operating right-of-use assets	(14,437)	(16,960)
Convertible note discount	(895)	—
Intangible assets and fixed assets	(7,078)	—
Other	(1,886)	(795)
Total deferred tax liabilities	(128,754)	(32,257)
Net deferred tax assets	$7,233	$1,045

At December 31, 2020, the Company had federal, state, and foreign net operating losses of approximately $515.1 million, $488.3 million, and $249.1 million, respectively. The federal net operating loss carryforward will begin expiring in 2021, the state net operating loss carryforward will begin expiring in 2021, and the foreign net operating loss will begin expiring in 2021. The Internal Revenue Code of 1986, as amended, imposes substantial restrictions on the utilization of net operating losses in the event of an “ownership change” of a corporation. Accordingly, a company’s ability to use net operating losses may be limited as prescribed under Internal Revenue Code Section 382 (“IRC Section 382”). Events which may cause limitations in the amount of the net operating losses that the Company may use in any one year include, but are not limited to, a cumulative ownership change of more than 50% over a three-year period. Due to the effects of historical equity issuances, the Company has determined that the future utilization of a portion of its net operating losses is limited annually pursuant to IRC Section 382.
The Company has recorded a full valuation allowance against its otherwise recognizable US, UK, and other deferred income tax assets as of December 31, 2020. Management has determined, after evaluating all positive and negative historical and prospective evidence, that it is more likely than not that these assets will not be realized. There was a net increase (decrease) to the valuation allowance of $4.9 million, $(0.1) million, and $(1.5) million for the years ended December 31, 2020, 2019, and 2018, respectively.
Deferred income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries because the Company’s practice and intent is to permanently reinvest these earnings. The cumulative amount of such undistributed earnings was $29.8 million and $5.3 million at December 31, 2020 and December 31, 2019, respectively. Any future distribution of these non-US earnings may subject the Company to state income taxes, as adjusted for tax credits, and foreign withholding taxes that the Company estimates would be $0.8 million and $0.1 million at December 31, 2020 and 2019, respectively.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at January 1	$—	$1,402	$1,271
Additions from acquisitions	5,161	—	—
Decreases attributable to lapse of statute of limitations	(223)	—	—
Increases for tax positions related to the prior year	144	—	131
Decreases for tax positions related to the prior year	(49)	(1,402)	—
Balance at December 31	$5,033	$—	$1,402
The Company’s policy is to classify interest and penalties on uncertain tax positions as a component of tax expense. The Company does not expect the change in uncertain tax positions to have a material impact on its financial position, results of operations, or liquidity. The recognition of previously unrecognized tax benefits on uncertain tax positions would result in a $2.6 million tax benefit. The Company does not expect any significant increases or decreases to its unrecognized tax benefits within the next twelve months.
The Company is subject to US federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the UK. Federal income tax returns of the Company are subject to IRS examination for the 2017 through 2020 tax years. State income tax returns are subject to examination for the 2016 through 2020 tax years.
There are no ongoing audits in any significant foreign tax jurisdictions.

14.    COMMITMENTS AND CONTINGENCIES
Commitments
In March 2020, the Company entered into an agreement with a provider of cloud computing services to provide services over approximately seven years. The remaining obligation as of December 31, 2020 is $79.5 million.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at December 31, 2020 and December 31, 2019 were $8.9 million and $8.3 million, respectively.
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
Taxes
From time to time, various federal, state, and other jurisdictional tax authorities undertake review of the Company and its filings. In evaluating the exposure associated with various tax filing positions, the Company accrues charges for possible exposures. The Company believes any adjustments that may ultimately be required as a result of any of these reviews will not be material to its consolidated financial statements. The Company believes that adequate amounts of tax, related penalties, and interest have been provided in income tax expense for any adjustments that may result from its uncertain tax positions. The Company is unable to make a reasonably reliable estimate of the amount and period in which these tax liabilities might be paid.

15.    LEASES
The Company has various non-cancelable operating leases for its offices and its data centers. These arrangements have remaining lease terms ranging from 1 year to 12 years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term from 1 year to 5 years or more.
The components of lease cost related to the Company’s operating leases are as follows (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$19,913	$15,209
Sublease income	(3,482)	(3,744)
Net lease cost	$16,431	$11,465
Supplemental cash flow information related to leases, including leases acquired in business combinations, is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash paid for operating leases	$22,081	$19,524
Right-of-use assets obtained in exchange for lease obligations	18,573	5,452
Supplemental balance sheet information related to the Company’s operating leases is as follows:

	December 31
	2020	2019
Weighted-average remaining lease term	4.3 years	6.0 years
Weighted-average incremental borrowing rate	3.5%	3.3%
Maturities of the Company’s operating lease liabilities at December 31, 2020 are as follows (in thousands):

2021	$13,608
2022	20,262
2023	19,100
2024	9,719
2025	8,204
Thereafter	14,589
Total lease payments	85,482
Less: Imputed interest [1]	(8,741)
Present value of operating lease liabilities	$76,741
[1] Calculated using the incremental borrowing rate for each lease.

16.DEFERRED REVENUE AND REMAINING PERFORMANCE OBLIGATIONS
The Company recognized $335.7 million and $311.8 million of revenue during the twelve months ended December 31, 2020 and 2019, respectively, that was included in the deferred revenue balances as of December 31, 2019 and 2018, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of December 31, 2020, approximately $1.254 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 70% of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancellable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.

17.    SEGMENT AND GEOGRAPHIC INFORMATION
The Company’s management has determined that the Company operates in one segment as it only reports financial information on an aggregate and consolidated basis to its chief executive officer, who is the chief operating decision maker. The Company presents its entity-wide information in the tables below.
The following table sets forth the Company’s sources of revenue (in thousands):

	Year Ended December 31,
	2020	2019	2018
Subscription revenue	$705,159	$542,968	$473,052
Professional services revenue	35,757	33,555	64,839
Total revenue	$740,916	$576,523	$537,891
Revenue by geographic region, which is generally based on the address of the Company’s customers as defined in their master subscription agreements, is set forth below (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$469,474	$375,712	$343,206
All other countries	271,442	200,811	194,685
Total revenue	$740,916	$576,523	$537,891
Long-lived assets (including property and equipment, intangible assets, and goodwill) by geographic region is set forth below (in thousands):

	December 31,
	2020	2019
United States	$1,022,683	$75,178
Canada	322,111	—
United Kingdom	52,049	4,287
All other countries	33,040	13,954
Total long-lived assets	$1,429,883	$93,419

18.    401(K) SAVINGS PLAN
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
The Company incurred approximately $2.7 million, $2.2 million, and $2.0 million of matching contribution expenses related to the Plan during the years ended December 31, 2020, 2019, and 2018, respectively.
19.    RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the US and internationally by increasing the impact of the non-profit sector through the utilization of people development technology including the Company’s products. The Company’s founder and co-chairman of the board is on the board of directors of the Foundation. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s statement of activities with its financial results. During the years ended December 31, 2020, 2019, and 2018, the Company provided at no charge certain resources to the Foundation, with approximate values of $3.3 million, $3.5 million, and $3.7 million, respectively.
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
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
•pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•provide reasonable assurance that transactions are recorded as necessary to permit preparation of our consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and board of directors; and
•provide reasonable assurance regarding prevention or timely detection of any unauthorized acquisition, use or disposition of our assets that could have a material effect on our consolidated financial statements.
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
Our management, with the participation of our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). In accordance with guidance issued by the staff of the US Securities and Exchange Commission, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Saba, which we acquired in April 2020. The total assets, excluding goodwill and identifiable intangible assets, and total revenues of Saba represent approximately 7.0% and 17.1%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2020. Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.
The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in its report, which appears in Item 8 of this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
We acquired Saba in April 2020 and are in the process of integrating the acquired business into our overall internal control over financial reporting. Other than this ongoing integration, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.    Other Information
On February 17, 2021, the Compensation Committee of our board of directors established an executive compensation plan for fiscal year 2021 (the "2021 Plan") as part of our annual review of target incentive compensation for our executive officers.

Under the terms of the 2021 Plan, each of the eligible executive officers will be entitled to receive a bonus that will vary in amount depending on our success in achieving certain performance targets with respect to annual recurring revenue and operating income. The amount payable with respect to each metric may be greater or less depending on the extent to which our performance exceeds or falls short of the applicable target. No bonus payout for a particular performance metric will be earned unless the performance threshold for that metric is met. The 2021 Executive Bonus Plan is filed as Exhibit 10.25 to this Annual Report on Form 10-K.

PART III
Item 10.    Directors, Executive Officers, and Corporate Governance
The information required by this item will be set forth under the headings “Board of Directors and Corporate Governance,” “Board Meetings and Committees of the Board,” “Executive Officers,” and “Other Information – Delinquent Section 16(a) Reports,” and under the proposal “Election of Directors” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 11.    Executive Compensation
The information required by this item will be set forth under the headings “Board Meetings and Committees of the Board – Director Compensation,” “Compensation Discussion and Analysis,” “Executive Summary Business and Compensation Highlights,” “Compensation Governance” and “Compensation Committee Interlocks and Insider Participation” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be set forth under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth under the headings “Board of Directors and Corporate Governance” and “Certain Relationships and Related Party Transactions” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
Item 14.    Principal Accountant Fees and Services
The information required by this item will be set forth under the headings “Principal Accountant Fees and Services” and “Policy on Audit Committee’s Pre-Approval of Audit and Permissible Non-Audit Services of Independent Registered Public Accounting Firm” under the proposal “Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.
With the exception of the information incorporated in Items 10, 11, 12, 13, and 14 of this Annual Report on Form 10-K, our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 is not deemed “filed” as part of this Annual Report on Form 10-K.

PART IV
Item 15.    Exhibits and Financial Statement Schedules
Documents filed as part of this report are as follows:
1.Consolidated Financial Statements:
Our Consolidated Financial Statements are listed in the “Index to Consolidated Financial Statements” under Item 8 of this Annual Report on Form 10-K.
2.Financial Statement Schedules:
Financial Statement Schedules have been omitted as information required is inapplicable or the information is presented in the consolidated financial statements and the related notes.
3.Exhibits:
The documents listed in the Exhibit Index immediately below are incorporated by reference or are filed with this Annual Report on Form 10-K, in each case indicted therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Index

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
2.1+	Purchase Agreement among Vector Talent Holdings, L.P., Cornerstone OnDemand, Inc., 1241593 B.C. LTD. and Cornerstone OnDemand UK Holdings Limited, dated February 24, 2020	8-K	001-35098	2.1	February 25, 2020
2.2+	Amendment Agreement, between Cornerstone OnDemand, Inc. and Vector Talent Holdings, L.P., dated April 22, 2020	8-K	001-35098	2.1	April 22, 2020
3.1	Amended and Restated Certificate of Incorporation of the Registrant.	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant.	8-K	001-35098	3.2	June 20, 2018
4.1	Description of the Registrant's Securities.
4.2	Indenture, dated as of December 8, 2017, by and between the Registrant and US Bank National Association, as trustee (including the form of 5.75% Convertible Senior Notes Due 2021).	8-K	001-35098	4.1	December 8, 2017
4.3	First Supplemental Indenture, dated April 20, 2020, between Cornerstone OnDemand, Inc. and US Bank National Association, as trustee	10-Q	001-35098	4.1	August 10, 2020
4.4	Registration Rights Agreement among Cornerstone OnDemand, Inc., Vector Talent Holdings, L.P. and the other parties thereto, dated April 22, 2020	S-3ASR	333-239660	4.4	July 2, 2020
10.1*	Form of Indemnification Agreement between the Registrant and each of its directors and executive officers.	S-1/A	333-169621	10.1	December 17, 2010
10.2*	The Registrant’s 2010 Equity Incentive Plan, including form of stock option, restricted stock, and restricted stock unit award agreements.	8-K	001-35098	10.1	June 14, 2019
10.3*	The Registrant’s 2010 Employee Stock Purchase Plan.	S-1/A	333-169621	10.5	December 17, 2010
10.4*	Employment Agreement between the Registrant and Adam Miller, dated as of November 8, 2010.	S-1/A	333-169621	10.6	November 9, 2010
10.5*	Employment Agreement between the Registrant and Mark Goldin, dated as of May 24, 2010.	S-1	333-169621	10.11	September 29, 2010
10.6*	Employment Agreement between the Registrant and Brian L. Swartz, dated as of May 1, 2016.	10-Q	001-35098	10.1	August 5, 2016
10.7*	Employment Agreement between the Registrant and Jeffrey Lautenbach, dated November 28, 2017.	10-K	001-35098	10.14	February 27, 2018
10.8*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers.	10-Q	001-35098	10.4	August 7, 2013
10.9*	Employment Agreement between the Registrant and Heidi Spirgi, dated May 8, 2019.	10-Q	001-35098	10.1	August 5, 2019
10.10	Master Service Agreement (United States) between the Registrant and Equinix Operating Co., Inc., dated as of November 6, 2009.	S-1	333-169621	10.17	September 29, 2010
10.11	Master Service Agreement (United Kingdom) between the Registrant and Equinix (United Kingdom) Limited, dated as of November 4, 2009.	S-1	333-169621	10.18	September 29, 2010
10.12	Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of November 30, 2011.	10-K	001-35098	10.16	March 6, 2012
10.13	First Amendment to the Office Lease between Water Gardens Realty Holding LLC and the Registrant, dated as of April 24, 2012.	10-Q	001-35098	10.1	May 9, 2013
10.14	Second Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of February 28, 2013.	10-Q	001-35098	10.2	May 9, 2013
10.15	Third Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 22, 2014.	10-Q	001-35098	10.1	August 7, 2018
10.16	Fourth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of December 16, 2014.	10-Q	001-35098	10.2	August 7, 2018

	Exhibit Description	Incorporated by Reference
Exhibit Number		Form	File No.	Exhibit	Filing Date
10.17	Fifth Amendment to the Office Lease between Water Garden Realty Holding LLC and the Registrant, dated as of April 26, 2018.	10-Q	001-35098	10.3	August 7, 2018
10.18	Investment Agreement, dated as of November 8, 2017, by and between, inter alia, the Registrant and Silver Lake Credit Partners, L.P., as amended.	10-K	001-35098	10.24	February 27, 2018
10.19	Third Amendment to the Investment Agreement by and between Cornerstone OnDemand, Inc. and Silver Lake Alpine, L.P. (f/k/a Silver Lake Credit Partners, L.P.), dated February 24, 2020	8-K	001-35098	2.2	February 26, 2020
10.20*	Description of 2020 Executive Bonus Plan	8-K	001-35098	n/a	April 17, 2020
10.21+	Credit Agreement, among Cornerstone OnDemand, Inc., the Lenders party thereto, and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent and an Issuing Bank, dated April 22, 2020	10-Q	001-35098	10.2	August 10, 2020
10.22*	Employment Agreement, between Cornerstone OnDemand, Inc. and Phil Saunders, dated May 1, 2020	8-K	001-35098	10.1	May 11, 2020
10.23*	Change of Control Severance Agreement, between Cornerstone OnDemand, Inc. and Phil Saunders, dated May 1, 2020	8-K	001-35098	10.2	May 11, 2020
10.24*	Amended and Restated Employment Agreement, between Cornerstone OnDemand, Inc. and Adam Miller, effective June 15, 2020	8-K	001-35098	10.3	May 11, 2020
10.25*	Description of 2021 Executive Bonus Plan
21.1	List of subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Power of Attorney (contained in the signature page to this Annual Report).
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32.1†	Certification of Chief Executive Officer pursuant to 18 USC. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002.
101.INS††	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH††	Inline XBRL Taxonomy Extension Schema Document.
101.CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104††	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Indicates a management contract or compensatory plan or arrangement.
†	The certifications attached as Exhibit 32.1 and 32.2 that accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited.
+	We have omitted the schedules to this exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.

Item 16.    Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2021.

CORNERSTONE ONDEMAND, INC.

By:	/s/ Phil S. Saunders
Name:	Phil S. Saunders
Title:	Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Phil S. Saunders and Chirag Shah, jointly and severally, his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Phil S. Saunders	Chief Executive Officer and Director (principal executive officer)	February 17, 2021
Phil S. Saunders

/s/ Chirag Shah	Chief Financial Officer (principal financial officer)	February 17, 2021
Chirag Shah

/s/ Trish Coughlin	Chief Accounting Officer (principal accounting officer)	February 18, 2021
Trish Coughlin

/s/ Adam L. Miller	Founder and Co-Chair of the Board of Directors	February 17, 2021
Adam L. Miller

/s/ Elisa Steele	Co-Chair of the Board of Directors	February 19, 2021
Elisa Steele

/s/ Nancy Altobello	Director	February 17, 2021
Nancy Altobello

Signature	Title	Date
/s/ Felicia Alvaro	Director	February 17, 2021
Felicia Alvaro

/s/ Dean Carter	Director	February 17, 2021
Dean Carter

/s/ Robert Cavanaugh	Director	February 17, 2021
Robert Cavanaugh

/s/ Richard Haddrill	Director	February 17, 2021
Richard Haddrill

/s/ Joseph Osnoss	Director	February 18, 2021
Joseph Osnoss

/s/ Kristina Salen	Director	February 17, 2021
Kristina Salen

/s/ Steffan Tomlinson	Director	February 17, 2021
Steffan Tomlinson