Form 10-Q
period 2021-03-31
Cornerstone OnDemand Inc
filed 2021-05-06
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of April 30, 2021, the registrant had 66,199,581 shares of common stock, $0.0001 par value per share, outstanding.

CORNERSTONE ONDEMAND, INC.
QUARTERLY REPORT ON FORM 10-Q
TRADEMARKS
© Copyright 2021 Cornerstone OnDemand, Inc. All rights reserved. “Cornerstone,” “Cornerstone OnDemand,” the Cornerstone OnDemand logo, “CyberU” and other trademarks or service marks of Cornerstone OnDemand, Inc. and its subsidiaries appearing in this Quarterly Report on Form 10-Q are the property of Cornerstone OnDemand, Inc. Trade names, trademarks and service marks of other companies appearing in this Quarterly Report on Form 10-Q are the property of their respective holders and should be treated as such.

RISK FACTOR SUMMARY
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors”, together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occur (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business.
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
•The market in which we participate is intensely competitive, and if we do not compete effectively, our operating results could be harmed.
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
•If we fail to manage our SaaS hosting network infrastructure capacity, our customers may experience service outages and delays in the deployment of our people development solutions.
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
Risks Related to Reliance on Our Employees
•If we fail to retain key employees or to recruit and retain qualified technical and sales personnel, our business could be harmed.
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

PART I. FINANCIAL INFORMATION
ITEM 1.Financial Statements
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$128,862	$153,151
Accounts receivable, net	137,191	221,461
Deferred commissions, current portion	45,587	45,786
Prepaid expenses and other current assets	35,615	30,615
Total current assets	347,255	451,013
Capitalized software development costs, net	51,559	50,812
Property and equipment, net	27,982	32,271
Operating right-of-use assets	69,470	74,419
Deferred commissions, net of current portion	88,132	89,698
Long-term investments	1,750	8,565
Intangible assets, net	412,343	436,290
Goodwill	961,593	961,322
Deferred tax assets	19,152	19,169
Other assets	12,246	11,010
Total assets	$1,991,482	$2,134,569
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$104,496	$129,908
Deferred revenue, current portion	425,988	446,886
Operating lease liabilities, current portion	12,866	10,830
Debt, current portion	10,047	10,047
Total current liabilities	553,397	597,671
Debt, net of current portion	1,077,714	1,176,239
Deferred revenue, net of current portion	3,002	5,184
Operating lease liabilities, net of current portion	61,563	65,911
Deferred tax liabilities	7,854	11,936
Other liabilities, non-current	5,315	8,754
Total liabilities	1,708,845	1,865,695
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value	7	6
Additional paid-in capital	860,980	835,069
Accumulated deficit	(577,114)	(564,662)
Accumulated other comprehensive loss	(1,236)	(1,539)
Total stockholders’ equity	282,637	268,874
Total liabilities and stockholders’ equity	$1,991,482	$2,134,569
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenue	$209,273	$150,136
Cost of revenue	60,536	41,924
Gross profit	148,737	108,212
Operating expenses:
Sales and marketing	69,735	55,330
Research and development	30,770	24,085
General and administrative	31,562	24,725
Acquisition-related and integration	1,530	6,811
Restructuring	6,089	—
Total operating expenses	139,686	110,951
Income (loss) from operations	9,051	(2,739)
Other income (expense):
Interest expense	(18,770)	(5,501)
Other, net	(4,904)	(5,364)
Other expense, net	(23,674)	(10,865)
Loss before income tax provision	(14,623)	(13,604)
Income tax benefit (provision)	2,171	(171)
Net loss	$(12,452)	$(13,775)
Net loss per share, basic and diluted	$(0.19)	$(0.22)
Weighted average common shares outstanding, basic and diluted	65,397	61,631
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(12,452)	$(13,775)
Other comprehensive income, net of tax:
Foreign currency translation adjustment	(2,756)	3,333
Unrealized gain on interest rate swap contracts	3,059	—
Net change in unrealized losses on investments	—	(223)
Other comprehensive income, net of tax	303	3,110
Total comprehensive loss	$(12,149)	$(10,665)
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance as of December 31, 2020	64,926	$6	$835,069	$(564,662)	$(1,539)	$268,874
Issuance of common stock upon the exercise of options	181	1	5,151	—	—	5,152
Vesting of restricted stock units	948	—	—	—	—	—
Stock-based compensation	—	—	20,760	—	—	20,760
Net loss	—	—	—	(12,452)	—	(12,452)
Other comprehensive income, net of tax	—	—	—	—	303	303
Balance as of March 31, 2021	66,055	$7	$860,980	$(577,114)	$(1,236)	$282,637

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2019	61,038	$6	$682,717	$(524,680)	$439	$158,482
Issuance of common stock upon the exercise of options	699	—	8,081	—	—	8,081
Vesting of restricted stock units	775	—	—	—	—	—
Stock-based compensation	—	—	25,360	—	—	25,360
Net loss	—	—	—	(13,775)	—	(13,775)
Other comprehensive income, net of tax	—	—	—	—	3,110	3,110
Balance as of March 31, 2020	62,512	$6	$716,158	$(538,455)	$3,549	$181,258
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(12,452)	$(13,775)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	36,800	11,964
Accretion of debt discount and amortization of debt issuance costs	4,184	1,090
Net foreign currency and other loss	4,928	5,179
Stock-based compensation expense	19,482	23,170
Deferred income taxes	(4,203)	—
Bad debt (recoveries) expense	(306)	447
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	81,394	35,516
Deferred commissions	2,248	582
Prepaid expenses and other assets	(6,488)	(6,550)
Accounts payable, accrued expenses, and other current liabilities	(28,338)	(18,135)
Deferred revenue	(21,515)	(35,557)
Other liabilities, non-current	2,377	2,057
Net cash provided by operating activities	78,111	5,988
Cash flows from investing activities
Purchases of marketable investments	—	(20,419)
Maturities and sales of investments	—	272,173
Capital expenditures	(943)	(971)
Capitalized software costs	(7,721)	(7,389)
Cash paid for acquisitions, net of cash acquired	—	(18,639)
Net cash (used in) provided by investing activities	(8,664)	224,755
Cash flows from financing activities
Repayment of debt	(102,512)	—
Proceeds from employee stock plans	7,511	10,130
Net cash (used in) provided by financing activities	(95,001)	10,130
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,187	(626)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(24,367)	240,247
Cash, cash equivalents, and restricted cash at beginning of period	155,854	215,907
Cash, cash equivalents, and restricted cash at end of period	$131,487	$456,154
Supplemental cash flow data
Cash paid for interest	$18,976	$8,625
Cash paid for income taxes	2,674	955
Non-cash investing and financing activities:
Capitalized stock-based compensation	1,278	2,190

	As of March 31,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$128,862	$456,154
Restricted cash included in prepaid expenses and other current assets	396	—
Restricted cash included in other assets	2,229	—
Total cash, cash equivalents, and restricted cash	$131,487	$456,154
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
The Company works with customers across all geographies and markets. Its Learning, Content, Performance, Careers, Recruiting, and HR solutions help with sourcing, recruiting, and onboarding new hires; managing training and development requirements; nurturing knowledge sharing and collaboration among employees; goal setting, reviews, competency management, and continuous feedback; linking compensation to performance; identifying development plans based on performance gaps; streamlining employee data management, self-service, and compliance reporting; and then utilizing state-of-the-art analytics capabilities to make smarter, more-informed decisions using data from across the solution for talent mobility, engagement, and development so that HR and leadership can focus on strategic initiatives to help their organizations succeed.
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
Results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, for any other interim period, or for any other future year. Certain prior period balances have been reclassified to conform to the current period presentation.
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance. The guidance is effective for the Company in the first quarter of 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.
Summary of Significant Accounting Policies
There have been no material changes to the Company’s significant accounting policies described in the Annual Report on Form 10-K for the year ended December 31, 2020, filed with the Securities and Exchange Commission (“SEC”), on February 22, 2021.

2.    BUSINESS COMBINATIONS
Saba
On April 22, 2020, the Company acquired 100% of the equity interests of the direct and indirect subsidiaries of Vector Talent Holdings, L.P., including Saba Software, Inc. (such subsidiaries, collectively, “Saba”), to expand its cloud-based learning, talent management, and talent experience software offerings. The Company acquired Saba for an aggregate purchase price of $1.310 billion, consisting of $1.277 billion in cash (net of cash acquired) and 1,110,352 shares of the Company’s common stock with an aggregate value of $32.9 million. The acquisition was financed with a combination of cash on hand and proceeds from new borrowings (refer to Note 3 – Debt for additional information). Under the terms of the purchase agreement, the final consideration was subject to certain adjustments based on a determination of closing net working capital and net indebtedness (as defined in the purchase agreement). The purchase consideration was allocated to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values as of the acquisition date with the excess recorded as goodwill, none of which is expected to be deductible for tax purposes. The goodwill is primarily attributable to the acquired workforce and synergies expected to arise after the acquisition, including future technologies and customers of the combined business. The final allocation of purchase consideration to assets and liabilities remains in process as the Company continues to evaluate certain balances, estimates, and assumptions during the measurement period (up to one year from the acquisition date).
The results of operations and the provisional fair values of the assets acquired and liabilities assumed have been included in the condensed consolidated financial statements as of the date of acquisition. The following table summarizes the preliminary fair value of assets acquired and liabilities assumed as a result of the acquisition of Saba, as adjusted in 2020 (in thousands):

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
The Company’s allocation of the total purchase consideration as of January 24, 2020 is summarized below:

Fair Value (in thousands)
Tangible assets	$1,275
Intangible assets – developed technology	9,800
Intangible assets – customer relationships	800
Goodwill	8,875
Deferred tax liabilities	(1,020)
Accounts payable and accrued expenses	(755)
Deferred revenue	(336)
Net assets acquired	$18,639
The intangible assets related to developed technology and customer relationships are amortized on a straight-line basis over three years to cost of revenue and two years to sales and marketing, respectively.
Acquisition-related and Integration
Acquisition-related and integration expenses for both Saba and Clustree primarily consist of external fees for advisory, legal, and other professional services, and totaled approximately $1.5 million and $6.8 million for the three months ended March 31, 2021 and 2020, respectively. These were expensed as incurred and recorded in acquisition-related and integration expenses in the condensed consolidated statements of operations.

3.    DEBT
Term Loan B and Revolving Credit Facility
On April 22, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (“Agent”), which provided for a seven-year senior secured term loan B facility (the “Term Loan Facility”) in an aggregate principal amount of $1.0047 billion for a purchase price equal to 97.5% of the aggregate principal amount after original issue discount. Equity interests in certain subsidiaries of the Company and domestic assets of the Company, subject to customary exceptions, are pledged as collateral. Principal payments are due quarterly at a rate of 0.25% of the original principal amount; the remaining outstanding principal balance is due in April 2027. In addition, the Company entered into a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150.0 million, of which $150.0 million and $102.5 million remained available at March 31, 2021 and December 31, 2020, respectively. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (as defined below) and letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR for an interest period of one month, plus an applicable margin of 4.25%, with a 0.00% LIBOR floor. On April 23, 2021, the Company entered into an amendment to the Credit Agreement to effectuate a repricing of the Term Loan Facility resulting in a rate per annum equal to LIBOR plus an applicable margin of 3.25%, with a 0.00% LIBOR floor (refer to Note 17 – Subsequent Events for additional information). The Company uses interest rate swap contracts designated as cash flow hedges to manage its exposure to fluctuations in interest rates. These contracts hedge the variable LIBOR component of the interest rate on the Term Loan Facility and effectively fix the interest rate for the hedged portion of the principal value to 0.28% plus the applicable margin over a stated period of time (refer to Note 9 – Fair Value of Financial Instruments for additional information). Interest is payable on a monthly or quarterly basis at the Company’s option.
The net carrying amounts of the components of the Term Loan Facility consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$849,677	$952,188
Unaccreted debt discount	(22,128)	(23,082)
Unamortized debt issuance costs	(20,487)	(21,392)
Net carrying value	$807,062	$907,714
The effective interest rate is 5.4% for the Term Loan Facility as of March 31, 2021.
The following table presents the interest expense recognized related to the Term Loan Facility (in thousands):

Three Months Ended
March 31, 2021
Contractual interest expense	$9,840
Accretion of debt discount	954
Amortization of debt issuance costs	905
Total	$11,699
Undrawn amounts under the Revolving Credit Facility accrue a commitment fee at an initial per annum rate of 0.50% subject to certain adjustments, beginning July 1, 2020. In addition to the unused commitment fee, the Company is required to pay certain letter of credit and related fronting fees and other administrative fees. The Company did not draw any amounts under the Revolving Credit Facility as of March 31, 2021 and December 31, 2020.
The Term Loan Facility, Revolving Credit Facility, and Convertible Notes (as discussed below) contain customary covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets, and make certain payments (including share repurchases and dividends). As of March 31, 2021, the Company was in compliance with all financial covenants.

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
The net carrying amounts of the components of the Convertible Notes consist of the following (in thousands):

	March 31, 2021	December 31, 2020
Principal amount	$300,000	$300,000
Unaccreted debt discount	(14,572)	(16,178)
Unamortized debt issuance costs	(4,729)	(5,250)
Net carrying value	$280,699	$278,572
The effective interest rate is 9.2% for the Convertible Notes as of March 31, 2021.
The following table presents the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Contractual interest expense	$4,313	$4,313
Accretion of debt discount	1,607	431
Amortization of debt issuance costs	522	663
Total	$6,442	$5,407

4.    NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2021	2020
Net loss	$(12,452)	$(13,775)
Net loss per share, basic and diluted	$(0.19)	$(0.22)
Weighted-average shares of common stock outstanding, basic and diluted	65,397	61,631
The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. The following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Options to purchase common stock, restricted stock units, and performance-based restricted stock units	7,170	7,240
Shares issuable pursuant to employee stock purchase plan	145	173
Convertible notes	7,143	7,143
Total shares excluded from net loss per share	14,458	14,556

5.    CASH AND INVESTMENTS
The Company’s investments in marketable and non-marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
As of March 31, 2021 and December 31, 2020, the Company did not have any marketable investments. During the three months ended March 31, 2021, the Company recorded a $6.9 million write-down related to a non-marketable investment accounted for using the equity method because an other than temporary impairment was identified. During the three months ended March 31, 2020, the Company recognized a $1.9 million loss on the sale of available-for-sale securities.
The Company’s non-marketable investments are composed of the following (in thousands):

	March 31, 2021	December 31, 2020
Accounted for at cost, adjusted for observable price changes	$1,750	$1,750
Accounted for using the equity method	—	6,815
Total non-marketable investments	$1,750	$8,565

6.    INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets (dollars in thousands):

		March 31, 2021			December 31, 2020
	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$143,419	$(40,994)	$102,425	$143,151	$(31,658)	$111,493
Content library	5.5	4,700	(2,046)	2,654	4,700	(1,833)	2,867
Customer relationships	11.0	296,925	(25,796)	271,129	296,812	(18,946)	277,866
Customer contracts	2.0	58,737	(27,574)	31,163	58,717	(20,225)	38,492
Trade names, trademarks, and domain names	3.0	7,236	(2,264)	4,972	7,233	(1,661)	5,572
Total		$511,017	$(98,674)	$412,343	$510,613	$(74,323)	$436,290
Amortization of customer-related intangible assets is recorded in sales and marketing expense in the accompanying condensed consolidated statements of operations; amortization of developed technology and content library intangible assets is recorded in cost of revenue; amortization of all other finite-lived intangibles is recorded in general and administrative expense. Total amortization expense was $24.3 million and $1.7 million for the three months ended March 31, 2021 and 2020, respectively.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of March 31, 2021 (in thousands):

2021 - remaining period	$71,912
2022	73,116
2023	50,761
2024	42,425
2025	31,199
Thereafter	142,930
Estimated remaining amortization expense	$412,343
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company does not believe an impairment trigger occurred which would impact the recoverability of the carrying values as of March 31, 2021. There were no impairment charges related to identifiable intangible assets for the three months ended March 31, 2021 and 2020.
Goodwill
The following table presents the carrying amount of goodwill (in thousands):

Balance as of December 31, 2020	$961,322
Effect of foreign currency translation	271
Balance as of March 31, 2021	$961,593

7.    RESTRUCTURING
The Company has recently undertaken various restructuring activities as part of the Company’s integration plan with Saba to streamline the organization. The activities were composed primarily of workforce reductions and exits of certain facilities. The cost of workforce reductions is primarily composed of severance payments and termination benefits, including stock-based compensation in certain cases. The cost of vacated facilities is primarily composed of incremental amortization expense associated with vacated right-of-use assets and associated leasehold improvements. The present actions are expected to be substantially complete during 2021. All liabilities for severance and related benefits are included in accounts payable, accrued expenses, and other current liabilities in the condensed consolidated balance sheets.
Activity for the Company’s restructuring plan is as follows:

Three Months Ended
March 31, 2021
(in thousands)
Severance payments and termination benefits	$4,177
Stock-based compensation	1,201
Vacated facilities	711
Total restructuring expense	$6,089

Restructuring liability balance as of December 31, 2020	$6,233
Severance payments and termination benefits	4,177
Cash payments	(5,509)
Effect of foreign currency translation	(100)
Restructuring liability balance as of March 31, 2021	$4,801

8.    OTHER BALANCE SHEET AMOUNTS
Property and Equipment, net
The balance of property and equipment, net is as follows (in thousands):

	Useful Life	March 31, 2021	December 31, 2020
Computer equipment and software	1 – 5 years	$67,244	$66,205
Furniture and fixtures	1 – 7 years	7,171	6,580
Leasehold improvements	1 – 8 years	27,118	26,204
Total property and equipment		101,533	98,989
Less: accumulated depreciation and amortization		(73,551)	(66,718)
Total property and equipment, net		$27,982	$32,271
Depreciation expense was $5.3 million and $3.1 million for the three months ended March 31, 2021 and 2020, respectively.
Accounts Payable, Accrued Expenses, and Other Current Liabilities
The balance of accounts payable, accrued expenses, and other current liabilities is as follows (in thousands):

	March 31, 2021	December 31, 2020
Accounts payable	$5,091	$1,424
Accrued compensation and related liabilities	51,276	76,974
Other accrued expenses and other current liabilities	48,129	51,510
Total accounts payable, accrued expenses, and other current liabilities	$104,496	$129,908

Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. Deferred commissions are amortized over the related benefit period which has been determined to be six years for commissions for initial contracts. Commissions expense was $12.3 million and $9.1 million for the three months ended March 31, 2021 and 2020, respectively, and was recorded in sales and marketing in the accompanying condensed consolidated statements of operations.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs
Assets and liabilities measured at fair value on a recurring basis included the following (in thousands):

	March 31, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Interest rate swap contracts designated as cash flow hedges	$2,189	$—	$2,189	$—	$(885)	$—	$(885)	$—
At March 31, 2021 and December 31, 2020, the Company had no cash equivalents measured at fair value on a recurring basis.
Derivatives Designated as Hedging Instruments – Cash Flow Hedges
The change in fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense affects earnings. As of March 31, 2021, the Company had two outstanding interest rate swap derivatives designated as hedging instruments with an aggregate notional value of $596.7 million. These contracts have maturities of four years or less with amortizing notional values over the contract term.
The following table summarizes the amount of income recognized from derivative instruments and the line items in the accompanying condensed consolidated statements of operations where the results were recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative	Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended		Three Months Ended
	March 31, 2021		March 31, 2021
Interest rate swap contracts	$2,809	Interest expense	$(251)
The Company expects that $(0.6) million recorded as a component of accumulated other comprehensive income (loss) will be realized in the statements of operations over the next twelve months.

The following table summarizes the fair values of derivative instruments and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets			Derivative Liabilities
		March 31, 2021	December 31, 2020		March 31, 2021	December 31, 2020
Derivatives designated as cash flow hedges:	Balance Sheet location:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$—	Accounts payable, accrued expenses, and other current liabilities	$(25)	(40)
Interest rate swap contracts	Other assets	2,214	—	Other liabilities, non-current	—	(845)
Convertible Notes
The Company’s Convertible Notes, as described in Note 3 – Debt, are presented in the accompanying condensed consolidated balance sheets at their original issuance value, net of unaccreted debt discount and unamortized debt issuance costs, and are not remeasured to fair value each period. The fair value of the Company’s Convertible Notes as of March 31, 2021 was approximately $390 million. The fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was estimated on the basis of the current equity value implicit in the instrument.
10.    STOCKHOLDERS’ EQUITY
Common Stock
As of March 31, 2021 and December 31, 2020, there were 1,000,000,000 shares of common stock authorized. As of March 31, 2021 and December 31, 2020, there were 66,054,616 and 64,926,234 shares issued and outstanding, respectively.
Share Repurchase Programs
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program is set to terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. At April 1, 2021, $127.6 million remained available for repurchase of shares under the 2019 Share Repurchase Program. There were no share repurchases under the 2019 Share Repurchase Program during the three months ended March 31, 2021 and 2020.
11.    STOCK-BASED AWARDS
Stock Options
Stock option activity is summarized as follows (in thousands, except per share and term information):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding, December 31, 2020	1,819	$37.81	2.6	$15,541
Exercised	(181)	28.47
Outstanding, March 31, 2021	1,638	$38.84	2.4	$12,230

Exercisable at March 31, 2021	1,638	$38.84	2.4	$12,230
Vested and expected to vest at March 31, 2021	1,638	$38.84	2.4	$12,230

[1] Based on the Company’s closing stock price of $43.58 on March 31, 2021 and $44.04 on December 31, 2020.
There were no stock options granted during the three months ended March 31, 2021 and 2020.

Restricted Stock Units
Restricted stock unit (“RSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2020	3,891	$42.21
Granted	444	50.42
Forfeited	(112)	43.10
Vested	(841)	42.29
Unvested shares at March 31, 2021	3,382	$43.24
Unrecognized compensation expense related to unvested RSUs was $109.6 million at March 31, 2021, which is expected to be recognized over a weighted-average period of 2.4 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock unit (“PRSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2020[1]	2,229	$41.95
Granted	519	85.50
Forfeited	(491)	40.91
Vested	(107)	40.64
Unvested shares at March 31, 2021[1]	2,150	$52.76

[1] Assumes maximum achievement of the specified financial targets.
Unrecognized compensation expense related to unvested PRSUs was $29.0 million at March 31, 2021, which is expected to be recognized over a weighted-average period of 1.9 years.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted semi-annually, in June and December, for six month offering periods. Under the ESPP 4,825,668 shares remained available for issuance at March 31, 2021. During the three months ended March 31, 2021 and 2020, no shares were purchased under the ESPP.
Stock-Based Compensation
Stock-based compensation expense is reflected in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Cost of revenue	$2,056	$2,701
Sales and marketing	6,297	8,584
Research and development	4,055	4,800
General and administrative	5,873	7,085
Restructuring	1,201	—
Total	$19,482	$23,170

12.    INCOME TAXES
The Company’s income tax benefit (provision) was approximately $2.2 million and $(0.2) million with an effective income tax rate of 14.8% and (1.3)% for the three months ended March 31, 2021 and 2020. The Company’s effective tax rate differs from the US statutory rate of 21% primarily due to the change in the valuation allowance on the Company’s deferred tax assets and income taxes in foreign jurisdictions with no valuation allowances.
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
The Company’s provision for income taxes for the three months ended March 31, 2021 was estimated using the discrete method and was based on its financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income.
The Company is subject to United States federal income tax as well as to income tax in multiple state and foreign jurisdictions, including the United Kingdom. Federal income tax returns of the Company are subject to IRS examination for the 2017 through 2020 tax years. State income tax returns are subject to examination for the 2016 through 2020 tax years. There are ongoing audits in insignificant tax jurisdictions. The Company does not anticipate any material impact from these audits.
13.    COMMITMENTS AND CONTINGENCIES
Commitments
In March 2020, the Company entered into an agreement with a provider of cloud computing services to provide services over approximately seven years. The remaining obligation as of March 31, 2021 is $76.7 million.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at March 31, 2021 and December 31, 2020 were $8.8 million and $8.9 million, respectively.
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

14.    LEASES
The Company has various non-cancelable operating leases for its offices and data centers. These arrangements have remaining lease terms up to ten years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term, generally from one to five years.
The components of lease cost related to the Company’s operating leases are as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Operating lease cost	$5,462	$3,969
Sublease income	(448)	(1,037)
Net lease cost	$5,014	$2,932
Supplemental cash flow information related to leases, including leases acquired in business combinations, is as follows:

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Cash paid for operating leases	$3,511	$2,629
Right-of-use assets obtained in exchange for lease obligations	—	1,062
Supplemental balance sheet information related to the Company’s operating leases is as follows:

	March 31, 2021	December 31, 2020
Weighted-average remaining lease term	5.1 years	5.2 years
Weighted-average incremental borrowing rate	3.6%	3.5%
Maturities of the Company’s operating lease liabilities at March 31, 2021 are as follows (in thousands):

2021	$10,333
2022	20,206
2023	19,071
2024	9,711
2025	8,218
Thereafter	14,670
Total lease payments	82,209
Less: Imputed interest[1]	(7,780)
Present value of operating lease liabilities	$74,429
[1] Calculated using the incremental borrowing rate for each lease.

15.    REVENUE, DEFERRED REVENUE, AND REMAINING PERFORMANCE OBLIGATIONS
Disaggregation of Revenue
The following table sets forth the Company’s sources of revenue (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Subscription revenue	$200,584	$144,421
Professional services revenue	8,689	5,715
Total revenue	$209,273	$150,136

Revenue by geographic region, which is generally based on the address of the Company’s customers as defined in their master subscription agreements, is set forth below (in thousands):

	Three Months Ended
	March 31,
	2021	2020
United States	$127,192	$97,918
All other countries	82,081	52,218
Total revenue	$209,273	$150,136
Deferred Revenue
The Company recognized $178.0 million and $134.2 million of revenue during the three months ended March 31, 2021 and 2020, respectively, that was included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of March 31, 2021, approximately $1.175 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 70% of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancellable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.
16.    RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of people development technology including the Company’s products. The Company’s founder and co-chairperson of the board of directors is on the Foundation’s board of directors. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s activities with its financial results. During the three months ended March 31, 2021 and 2020, the Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $1.1 million, respectively.
17.    SUBSEQUENT EVENTS
On April 23, 2021, the Company refinanced its Term Loan Facility outstanding principal amount of $829.7 million (the “Refinancing Term Loans”) pursuant to an amendment (“Refinancing Amendment”) to the Credit Agreement by and among the Company, Agent, and the lenders from time to time party thereto (as amended by the Refinancing Amendment). The Refinancing Term Loans were incurred as a separate new class of term loans under the Credit Agreement with substantially the same terms as the previously outstanding senior secured term loans incurred on April 22, 2020 (the “Refinanced Term Loans”) to effectuate a repricing of the Refinanced Term Loans, including lowering the interest rate by one percentage point resulting in a rate per annum equal to LIBOR plus an applicable margin of 3.25%. On April 23, 2021, the Company also made a voluntary prepayment of $20.0 million, which reduced the amount outstanding of the Refinanced Term Loans from $849.7 million to $829.7 million. The Company is currently assessing whether modification or extinguishment accounting should be applied.

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
Overview
Cornerstone OnDemand, Inc. is a leading global provider of learning and people development solutions, delivered as software-as-a-service (“SaaS”). Unless the context requires otherwise, the words “Cornerstone,” “we,” “Company,” “us,” and “our” refer to Cornerstone OnDemand, Inc. and its wholly owned subsidiaries. We were founded with a passion for empowering people through learning and a conviction that people should be an organization’s greatest competitive advantage. We believe people can achieve anything when they have the right development and growth opportunities. We offer organizations the technology, content, expertise, and specialized focus to help them realize their potential. Cornerstone’s people development solutions feature comprehensive recruiting, personalized learning, modern content delivered in the flow of work, development-driven performance management, and holistic workforce data management and insights. On April 22, 2020, we acquired Saba Software, Inc. (“Saba”), a provider of talent experience solutions. We are actively engaged in integrating Saba. Together, the combined Company reaches over 6,000 customers of all sizes across over 180 countries and nearly 50 languages.
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
•Continue to Invest in Our International Operations. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally. We intend to continue to grow our Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific and Japan (“APJ”) operations. For the three months ended March 31, 2021, we generated approximately 39% of our total revenue from regions outside of the United States. We expect this percentage to grow in the future.

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
Acquisitions and Strategic Investments. We may acquire or invest in additional businesses, products, or technologies that we believe will complement or expand our solutions, enhance our technical capabilities, or otherwise offer growth opportunities. Most recently, in April 2020, we acquired Saba, a provider of talent experience solutions. In January 2020, we acquired Clustree, a developer of a skills engine and skills ontology. We acquired Saba to expand our customer base and we acquired Clustree to accelerate the development of a skills engine.
Sources of Revenue and Revenue Recognition. We generate most of our revenue from the sale of our products pursuant to multi-year customer agreements. Customer agreements for our people development solutions generally have terms of three years. Our sales processes are typically competitive, and sales cycles generally vary in duration from two to nine months depending on the size of the potential customer. We generally price our people development solution based on the number of products purchased and the permitted number of users with access to each product.
We generally recognize revenue from subscriptions ratably over the term of the customer agreement and revenue from professional services as the services are performed. We normally invoice our customers annually in advance for subscription fees for multi-year subscriptions. Services are generally billed either upfront on a fixed rate basis, on a time and materials basis, or are included as part of the subscription fee. We record amounts invoiced for annual subscription periods that have not occurred or services that have not been performed as deferred revenue.
We have historically experienced seasonality in terms of when we enter into customer agreements. We usually sign a significantly higher percentage of agreements with new customers, as well as renewal agreements with existing customers, in the fourth quarter of each year. This seasonality is driven by customer purchasing patterns. As the terms of most of our customer agreements are full year increments, agreements initially entered into the fourth quarter or last month of any quarter will generally come up for renewal at that same time in subsequent years. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue, due to the fact that we generally recognize subscription revenue ratably over the term of the customer agreement. In addition, this seasonality is reflected in changes in our deferred revenue balance, which generally is impacted by the timing of when we enter into agreements with new customers, invoice customers, and recognize revenue. We expect this seasonality to continue, which may cause fluctuations in certain of our operating results and financial metrics, and thus limit our ability to predict future results.
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

COVID-19
The impact of the COVID-19 pandemic on the global economy and on our business continues to be fluid. We responded quickly across our organization to guard the health and safety of our team, support our partners and vendors, and mitigate risk. After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 pandemic remain highly uncertain, we believe that we are well positioned to address challenges related to the COVID-19 pandemic and to continue to execute against our strategic priorities and financial goals. We have several members of our team working cross-functionally to collect, monitor, and analyze evolving information regarding the COVID-19 pandemic and to make recommendations to our executive leadership team and board of directors regarding risk identification and mitigation planning. We have also taken steps to protect the health and welfare of our employees by temporarily closing our offices and suspending non-essential business-related travel, while continuing our commitment and efforts to serve customers that rely on us. Thus far, we believe our employees have rapidly adapted to working remotely, and we are closely monitoring the COVID-19 pandemic to ensure we have plans in place for mitigating disruptions in our operations, including maintaining high levels of uptime, and service and support to our customers. We continue to proactively assess, monitor, and respond to domestic and international developments related to the COVID-19 pandemic, including the progress of domestic and international vaccination efforts as well as the emergence of new virus variants, and we will implement risk-mitigation plans as needed to minimize the impact on our partner relationships and business operations. While our customer base spans a variety of industries and geographies, our customers have been and may continue to be negatively impacted by COVID-19. This has resulted in and may continue to result in delayed purchasing decisions from prospective customers, reduced customer demand, reduced customer spend (which had an impact on our net annual dollar retention rate in 2020), and delayed payments, all of which could affect our future revenues and cash flows. Because our near-term revenues are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and financial condition until future periods. See “Risks Related to COVID-19” in Item 1A Risk Factors of this Quarterly Report on Form 10-Q for a description of risks to us due to the COVID-19 pandemic.
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
•Net Annual Dollar Retention Rate. We define net annual dollar retention rate as the percentage of annual recurring revenue from all customers on the first day of a fiscal year that is retained from those same customers on the last day of that same fiscal year. This percentage excludes all annual recurring revenue from new customers added during the fiscal year. Incremental sales during the fiscal year to customers are included in the calculation solely for customers that existed as of the first day of the fiscal year. Therefore, it is possible for our net annual dollar retention rate to exceed 100% in a given fiscal year if incremental sales to existing customers exceed the churn in annual recurring revenue from those same customers during that year.

Prior to 2020, incremental sales were only included to the extent those sales offset any decrease in annual recurring revenue from the original amount on the first day of the fiscal year and therefore, the historical net annual dollar retention rate could never exceed 100%. Beginning in 2020, this ratio includes all customers. Previously, Cornerstone for Salesforce, Cornerstone PiiQ, Grovo, and Workpop customers were excluded from the calculation. We believe that our net annual dollar retention rate is an important metric to measure the long-term value of customer agreements and our ability to retain and incrementally sell to our customers.
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
•Restructuring. Restructuring expenses consist primarily of payroll-related and stock-based compensation costs associated with employee terminations.
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
Income Tax Provision
On a consolidated basis, we have incurred operating losses and have recorded a valuation allowance against our US, UK, and other deferred tax assets for all periods to date and, accordingly, have not recorded a benefit for income taxes for any of the periods presented, other than a provision for certain foreign and state income taxes and a benefit for the three months ended March 31, 2021.
Critical Accounting Policies and Estimates
Our condensed consolidated financial statements and the related notes included elsewhere in this Quarterly Report on Form 10-Q are prepared in accordance with US GAAP. The preparation of these condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and expenses, provision for income taxes, and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Changes in accounting estimates are reasonably likely to occur from period to period. Accordingly, actual results could differ significantly from the estimates made by our management. We evaluate our estimates and assumptions on an ongoing basis. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations, and cash flows will be affected.
There have been no material changes to our critical accounting policies and estimates disclosed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies and Estimates” and “Note 2 – Summary of Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 22, 2021.
Recent Accounting Pronouncements
For information regarding recent accounting pronouncements, refer to Note 1 – Organization and Summary of Significant Accounting Policies of the Notes to Condensed Consolidated Financial Statements.

Results of Operations
The following table sets forth our results of operations as a percentage of total revenue for each of the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of future results.

	Three Months Ended
	March 31,
	2021	2020
Revenue	100.0%	100.0%
Cost of revenue	28.9%	27.9%
Gross profit	71.1%	72.1%
Operating expenses:
Sales and marketing	33.3%	36.9%
Research and development	14.7%	16.0%
General and administrative	15.1%	16.5%
Acquisition-related and integration	0.7%	4.5%
Restructuring	2.9%	—%
Total operating expenses	66.7%	73.9%
Income (loss) from operations	4.3%	(1.8)%
Other income (expense):
Interest expense	(9.0)%	(3.7)%
Other, net	(2.3)%	(3.6)%
Other expense, net	(11.3)%	(7.3)%
Loss before income tax provision	(7.0)%	(9.1)%
Income tax benefit (provision)	1.0%	(0.1)%
Net loss	(6.0)%	(9.2)%
Non-GAAP Financial Measures and Other Key Metrics
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Revenue	$209,273	$150,136
Subscription revenue	$200,584	$144,421
Income (loss) from operations	$9,051	$(2,739)
Free cash flow	$69,447	$(2,372)
Number of customers	6,084	3,522
Revenue increased by $59.1 million or 39.4% for the three months ended March 31, 2021 as compared to the same period in 2020. The rate of our revenue increase was impacted by the acquisition of Saba, the mix and timing of new customer agreements signed and upsells to existing customers, the success of our focus on subscription revenue, and fluctuations in foreign exchange rates.

The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Subscription revenue	$200,584	$144,421
Percentage of subscription revenue to total revenue	95.8%	96.2%
Professional services revenue	$8,689	$5,715
Percentage of professional services revenue to total revenue	4.2%	3.8%
Total revenue	$209,273	$150,136
Subscription revenue increased by $56.2 million, or 38.9%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily attributable to the acquisition of Saba as well as new business, which includes new customers, upsells, cross-sells, and renewals from existing customers.
Professional services revenue increased by $3.0 million, or 52.0%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase of professional services revenue was attributable to the acquisition of Saba.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated:

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
United States	$127,192	$97,918
Percentage for United States	60.8%	65.2%
All other countries	$82,081	$52,218
Percentage for all other countries	39.2%	34.8%
Total revenue	$209,273	$150,136
Net Cash Provided By Operating Activities and Free Cash Flow

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$78,111	$5,988
Capital expenditures	(943)	(971)
Capitalized software costs	(7,721)	(7,389)
Free cash flow	$69,447	$(2,372)
Free cash flow margin	33.2%	(1.6)%
Net cash provided by operating activities for the three months ended March 31, 2021 and 2020 was $78.1 million and $6.0 million, respectively. The increase was primarily due to the timing of cash receipts from customers as a result of improved day sales outstanding from stronger than expected collections. The increase was also attributable to changes in net income adjusted for non-cash items including depreciation and amortization, and timing of disbursements to vendors as compared to the same period in 2020.
Free cash flow for the three months ended March 31, 2021 and 2020 was $69.4 million and $(2.4) million, respectively, resulting in free cash flow margins of 33.2% and (1.6)%.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Cost of revenue	$60,536	$41,924
Gross profit	$148,737	$108,212
Gross margin	71.1%	72.1%
Cost of revenue increased $18.6 million, or 44.4%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to the acquisition of Saba, including amortization of acquired developed technology intangible assets of $7.5 million. The increase was partially offset by decreased employee-related expenses, stock-based compensation, and external implementation professional service costs.
Sales and Marketing

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Sales and marketing	$69,735	$55,330
Percent of revenue	33.3%	36.9%
Sales and marketing expenses increased $14.4 million, or 26.0% for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to the acquisition of Saba. The increase was partially offset by decreased employee-related expenses, decreased travel and entertainment expenses in response to the ongoing COVID-19 pandemic, and decreased marketing expenses.
Research and Development

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Research and development	$30,770	$24,085
Percent of revenue	14.7%	16.0%
Research and development expenses increased $6.7 million, or 27.8%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily attributable to the acquisition of Saba.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing and levels of resources dedicated to our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $8.6 million and $7.6 million of software development costs and amortized $7.0 million and $7.2 million during the three months ended March 31, 2021 and 2020, respectively.
General and Administrative

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
General and administrative	$31,562	$24,725
Percent of revenue	15.1%	16.5%
General and administrative expenses increased by $6.8 million, or 27.7%, for the three months ended March 31, 2021 as compared to the same period in 2020. The increase was primarily due to the acquisition of Saba, as well as increases in employee-related expenses and professional services expenses.

Acquisition-Related and Integration

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Acquisition-related and integration	$1,530	$6,811
Percent of revenue	0.7%	4.5%
Acquisition-related and integration expenses decreased by $5.3 million or 78% for the three months ended March 31, 2021 as compared to the same period in 2020. The decrease was primarily due to reduced professional services directly associated with the acquisition of Saba as compared to the first quarter of 2020. Acquisition-related and integration expenses consist primarily of external professional services directly associated with acquisitions, such as advisory fees, accounting and legal costs, filing fees, due diligence, and integration costs. We expect to continue to incur additional costs related to the integration of Saba during 2021.
Restructuring

	Three Months Ended
	March 31,
	2021	2020

	(dollars in thousands)
Restructuring	$6,089	$—
Percent of revenue	2.9%	—%
During the three months ended March 31, 2021, we incurred $6.1 million of restructuring costs, primarily due to workforce reductions as part of our integration plan associated with the acquisition of Saba. We continue to evaluate other areas for synergies as part of our integration planning efforts in 2021. During the fourth quarter of 2020, we commenced the process to exit certain redundant facilities, the financial impact of which will continue in 2021. For additional information refer to Note 7 – Restructuring of the Notes to Condensed Consolidated Financial Statements.
Other Income (Expense)

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Interest expense	$(18,770)	$(5,501)
Other, net	(4,904)	(5,364)
Total	$(23,674)	$(10,865)
Interest expense increased for the three months ended March 31, 2021 as compared to the same period in 2020, primarily due to additional interest costs as well as amortization and accretion resulting from the Term Loan Facility and the modification of our Convertible Notes (each defined below), which were executed in April 2020. Refer to the section below titled Liquidity and Capital Resources for additional information regarding interest expense associated with our Term Loan Facility and Convertible Notes. On April 23, 2021, we refinanced our Term Loan Facility. For additional information refer to Note 17 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements.
Other, net is primarily composed of foreign exchange gains and losses related to transactions denominated in foreign currencies, foreign exchange gains and losses related to our intercompany loans and certain cash accounts, and interest income. The decrease in other, net for the three months ended March 31, 2021 as compared to the same period in 2020 was primarily driven by foreign exchange gains from fluctuations in exchange rates between the euro and British pound due to the global nature of our operations, as well as lower interest income. The decrease was partially offset by a write-down of $6.9 million related to a non-marketable investment.

Income Tax Benefit (Provision)

	Three Months Ended
	March 31,
	2021	2020

	(in thousands)
Income tax benefit (provision)	$2,171	$(171)
For the three months ended March 31, 2021, we recorded an income tax benefit related to certain foreign and state income taxes.
Liquidity and Capital Resources
At March 31, 2021, our principal sources of liquidity were $128.9 million of cash and cash equivalents and $137.2 million of accounts receivable, compared to $153.2 million of cash and cash equivalents and $221.5 million of accounts receivable at December 31, 2020. On April 22, 2020, we acquired Saba for an aggregate purchase price of approximately $1.310 billion, consisting of $1.277 billion in cash and 1,110,352 shares of our common stock. In connection with the acquisition, we incurred $1.0047 billion of additional indebtedness as a senior term loan (the “Term Loan Facility”) for a purchase price equal to 97.5% of the principal amount. Principal payments are due quarterly at a rate of 0.25% of the original principal amount; the remaining outstanding principal balance is due in April 2027. Interest is payable on a monthly or quarterly basis at our option. We also entered into a revolving credit facility (the “Revolving Credit Facility”) to borrow up to an additional $150.0 million, of which $150.0 million and $102.5 million remained available at March 31, 2021 and December 31, 2020, respectively. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (defined below) and letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. For additional information regarding our acquisition of Saba, including the consideration payable, and the related debt arrangements and subsequent refinancing, refer to Note 2 – Business Combinations, Note 3 – Debt, and Note 17 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements.
Additionally, in 2017, we issued $300.0 million principal amount of 5.75% senior convertible notes (the “Convertible Notes”) for a purchase price equal to 98% of the principal amount, to certain entities affiliated with Silver Lake (a principal owner of Cornerstone) and LinkedIn. Holders of the Convertible Notes may convert their notes at any time prior to the close of business on the scheduled trading day immediately preceding the maturity date. On April 20, 2020, we amended the indenture to the Convertible Notes with US Bank National Association, as trustee (the “Supplemental Indenture”). Upon the completion of the acquisition of Saba on April 22, 2020, the Supplemental Indenture became effective, which permitted us to incur additional indebtedness and extended the maturity date of the Convertible Notes from July 1, 2021 to March 17, 2023. In connection with this amendment, we paid approximately $3.4 million in consent and other fees to the holders of the Convertible Notes.
Our principal commitments consist of obligations for contractual debt payments, leases for our office space, software and cloud services, and other contractual obligations. In March 2020, we entered into an agreement with a provider of cloud computing services to provide services over approximately seven years. Refer to Note 13 – Commitments and Contingencies of the Notes to Condensed Consolidated Financial Statements for additional information regarding this agreement. As part of the acquisition of Saba in April 2020, we assumed $48.2 million of contractual commitments—the majority of which related to lease agreements and software and cloud services. $43.7 million of these commitments relate to the five-year period following the acquisition, with the remainder relating to the period thereafter.
Based on our current level of operations and anticipated growth, we believe our future cash flows from operating activities, existing cash and cash equivalents, and access to the Revolving Credit Facility will provide adequate funds for our ongoing operations, debt service requirements, and general corporate purposes for at least the next twelve months. However, if the ongoing COVID-19 pandemic worsens or is prolonged, our customers may increasingly delay payments or request price concessions, which could adversely impact our operating cash flows. Our future capital requirements will depend on many factors, including our ability to achieve cost synergies from integrating Saba, our rate of revenue growth and collections, the level of our sales and marketing efforts, the timing and extent of spending to support product development efforts and expansion into new territories, the timing of introductions of new services and enhancements to existing services, the timing of general and administrative expenses as we grow our administrative infrastructure, and the continuing market acceptance of our products. To the extent that our cash from operations, existing cash and cash equivalents, and access to our Revolving Credit Facility are not sufficient to fund our future activities, we may need to raise additional funds. In addition, we may enter into agreements or letters of intent with respect to potential investments in, or acquisitions of, complementary businesses, services or technologies in the future, which could also require us to seek additional financing or utilize our cash resources.

The following table sets forth a summary of our cash flows:

	Three Months Ended March 31,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$78,111	$5,988
Net cash (used in) provided by investing activities	(8,664)	224,755
Net cash (used in) provided by financing activities	(95,001)	10,130
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operations will vary from period to period.
Cash provided by operating activities was $78.1 million for the three months ended March 31, 2021 compared to $6.0 million for the same period in 2020. The increase in operating cash flows was primarily due to timing of cash receipts from customers as a result of improved day sales outstanding from stronger than expected collections. The increase was also attributable to changes in net income adjusted for non-cash items including depreciation and amortization, and timing of disbursements to vendors as compared to the same period in 2020.
Our primary investing activities have consisted of acquisitions, investments, capital expenditures to develop our capitalized software as well as to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $8.7 million for the three months ended March 31, 2021, compared to cash provided by investing activities of $224.8 million for the same period in 2020. The change in investing cash flows was primarily due to an increase in maturities and sales of investments in the same period of 2020, the proceeds from which were used to partially fund the acquisition of Saba on April 22, 2020.
Cash used in financing activities was $95.0 million for the three months ended March 31, 2021, compared to cash provided by financing activities of $10.1 million for the same period in 2020. The decrease in financing cash flows was primarily due to voluntary prepayments of our Term Loan Facility in the first quarter of 2021.
Share Repurchase Program
In August 2019, the board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”), under which we have repurchased 416,761 shares of common stock at an average price per share of $53.64 as of March 31, 2021. We did not repurchase any of our shares during the three months ended March 31, 2021 and 2020. As of March 31, 2021, $127.6 million was available for repurchase of shares under the 2019 Share Repurchase Program. For additional information on the 2019 Share Repurchase Program, refer to Note 10 – Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 3.Quantitative and Qualitative Disclosures About Market Risk
We have operations in the United States and internationally, and we are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate, foreign exchange, inflation, and counterparty risks, as well as risks relating to changes in the general economic conditions in the countries where we conduct business. The ongoing COVID-19 pandemic has resulted in negative impacts on global economies and financial markets, which may increase our foreign currency exchange risk and interest rate risk. For further discussion of the potential impacts of the COVID-19 pandemic on our business, operating results, and financial condition, refer to “Risk Factors” included in Part II, Item 1A of this Quarterly Report on Form 10-Q. To reduce certain of these risks, we monitor the financial condition of our large customers and limit credit exposure by principally collecting payment from our customers in advance and setting credit limits as we deem appropriate. In addition, our investment strategy has been to invest in financial instruments, including corporate bonds, US treasury securities, agency securities, commercial paper, certificates of deposit, asset-backed securities, and money market funds backed by United States Treasury Bills within the guidelines established under our investment policy. We also make strategic investments in privately-held companies in the development stage.

Interest Rate Risk
At March 31, 2021, we had cash and cash equivalents of $128.9 million, compared to $153.2 million at December 31, 2020. We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe these cash equivalents do not contain excessive risk, we cannot guarantee that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot guarantee that we will not experience losses on these deposits.
At March 31, 2021, we had $849.7 million principal outstanding under our Term Loan Facility, compared to $952.2 million at December 31, 2020. Our Term Loan Facility bears interest at a variable rate. As a result, we are exposed to market risk associated with the variable interest rate payments on these borrowings. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $2.1 million in quarterly interest payments, compared to $2.4 million at December 31, 2020. We use interest rate swap contracts to manage our exposure to fluctuations in interest rates related to our Term Loan Facility. We had two interest rate swap contracts outstanding at March 31, 2021. These instruments effectively cap a portion of our interest rate exposure by converting $596.7 million of our variable rate debt to a fixed interest rate. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $12.7 million in the fair value of our interest rate swap contracts, compared to $14.3 million at December 31, 2020. For additional information regarding our interest rate swap contracts, refer to Note 9 – Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements. On April 23, 2021, we refinanced our Term Loan Facility. For additional information refer to Note 17 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements.
At March 31, 2021 and December 31, 2020, we had no marketable investments. The primary objectives of our marketable investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the acquisition of Saba; we liquidated the remainder of our investment portfolio during the second quarter of 2020. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on interest-bearing investments.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. The effect of a hypothetical immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at March 31, 2021 and December 31, 2020, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $12.3 million and $4.7 million, respectively.
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
We acquired Saba in April 2020 and are in the process of integrating the acquired business into our overall internal control over financial reporting. Other than this ongoing integration, there was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The market for people development solutions is highly competitive, rapidly evolving, and fragmented. Many of our competitors and potential competitors are larger and have greater brand name recognition, much longer operating histories, larger marketing budgets, and significantly greater resources than we do. Further, if one or more of our competitors were to merge, acquire, or partner with another of our competitors, the change in the competitive landscape could adversely affect our business. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms, or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Any of these events could disrupt our operations, reduce our revenue, or harm our business generally.
We face competition from desktop software tools and custom-built software that is designed to support the needs of a single organization, as well as from third-party talent and human resource application providers. These software vendors include, without limitation, iCIMS, Oracle Corporation, SAP America, Inc. (SuccessFactors), SkillSoft Limited (SumTotal), Talentsoft SA, Docebo, Degreed, Inc., Edcast Inc., LinkedIn Learning, and Workday, Inc. In addition, some of the parties with which we maintain business alliances offer, or may offer, products or services that compete with our products or services.
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
Our business has been and we expect will continue to be adversely impacted by the effects of the ongoing COVID-19 pandemic, which has and could continue to cause disruption in the operations of our customers and the suppliers, partners, and other third-parties upon whom we rely. Our headquarters and many of our employees are located in Los Angeles County, California, which has been severely impacted by the COVID-19 pandemic. Officials in Los Angeles County and elsewhere have issued multiple orders to implement various precautions intended to slow the spread of COVID-19, including prohibitions on large gatherings and directives related to social distancing and closure of non-essential or non-critical business at physical locations. Authorities in many other states and cities where our customers, suppliers, and partners are located have issued orders with similar goals and restrictions. While some of these restrictions have been lifted or relaxed in certain areas and while efforts to vaccinate the general population are underway in California, across the US, and around the world, the COVID-19 pandemic continues to present serious health risks and there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, suppliers, and partners will be able to safely resume operations consistent with our pre-COVID-19 operations.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes due March 17, 2023 with an aggregate principal amount of $300.0 million, and the Term Loan Facility due April 22, 2027 with an aggregate principal amount of $1.0047 billion, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. On April 23, 2021, we refinanced our Term Loan Facility to lower the interest rate by one percentage point resulting in a rate per annum equal to LIBOR plus an applicable margin of 3.25%. For additional information refer to Note 17 – Subsequent Events of the Notes to Condensed Consolidated Financial Statements. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Term Loan Facility, the Convertible Notes, or any future indebtedness we may incur; or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the Term Loan Facility, or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Term Loan Facility, or future indebtedness.
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
We have historically incurred net losses. At March 31, 2021, our accumulated deficit was $577.1 million and total stockholders’ equity was $282.6 million. It is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business as well as borrowing costs on our substantial indebtedness. Our expenses include among others, sales and marketing, research and development, consulting and support services, costs related to our acquisitions and the integration of businesses we acquire, and other costs related to the development, marketing, and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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

Risks Related to Reliance on Our Employees
If we fail to retain key employees or to recruit and retain qualified technical and sales personnel, our business could be harmed.
We believe that our success depends on the continued employment of our senior management and other key employees. From time to time, there may be changes in our management team resulting from the hiring or departure of executives. For example, during 2020: our founder, Adam Miller, transitioned from chief executive officer to co-chairperson of the board; Phil Saunders, the former chief executive officer of Saba, was appointed by the board to serve as Cornerstone’s new chief executive officer; and, Brian Swartz resigned from his position as our chief financial officer. In January 2021, the board appointed Chirag Shah as our new chief financial officer effective February 1, 2021. Changes such as these could disrupt our business. In addition, because our future success is dependent on our ability to continue to enhance and introduce new software and services, we are heavily dependent on our ability to attract and retain qualified engineers with the requisite education, background, and industry experience. As we expand our business, our continued success will also depend, in part, on our ability to attract and retain qualified sales, marketing, and operational personnel capable of supporting a larger and more diverse customer base. The loss of the services of a significant number of our engineers or sales people could be disruptive to our development efforts or business relationships. In addition, if any of our key employees joins a competitor or decides to otherwise compete with us, we may experience a material disruption of our operations and development plans, which may cause us to lose customers or increase operating expenses as the attention of our remaining senior managers is diverted to recruit replacements for the departed key employees.
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
We will need to continue to increase the productivity of and retain our sales and marketing infrastructure in order to grow our customer base and our business. We may engage additional third-party distributors, both domestically and internationally. Identifying, recruiting, and training these people and entities will require significant time, expense, and attention. If we are unable to achieve our expected productivity increases, we may not be able to significantly increase our revenue, profitability, and/or free cash flows. Due to the COVID-19 pandemic, we have suspended non-essential business-related travel and a significant portion of employees are now working from home which limits the ability of our sales team to visit customers and prospects. This may affect our business, financial condition, or operating results.
Our business and operations are experiencing growth and organizational change. If we fail to effectively manage such growth and change in a manner that preserves the key aspects of our corporate culture, our business and operating results could be harmed.
Our corporate culture focuses on rapid innovation, teamwork, and attention to customer success, all of which we believe have been central to our growth so far. We have experienced, and may continue to experience, growth and organizational change, including growth and organizational change resulting from our acquisition of and subsequent integration with other businesses, such as Saba, as well as organizational change due to workforce reduction plans announced in 2020, which has placed, and may continue to place, significant demands on our operational, financial, and management resources. We may continue to expand our international operations into other countries in the future, either organically or through acquisitions. We have also experienced significant growth in the number of users, transactions, and data that our SaaS hosting infrastructure supports. Finally, our organizational structure is becoming more complex as we improve our operational, financial, and management controls as well as our reporting systems and procedures. We will require significant capital expenditures and the allocation of valuable management resources to grow and change in these areas without undermining our corporate culture. If we fail to manage our anticipated growth and change in a manner that preserves the key aspects of our corporate culture, the quality of our products may suffer, which could negatively affect our brand and reputation and harm our ability to retain and attract customers.

Restructuring activities could adversely affect our ability to execute our business strategy.
We have in the past implemented headcount-related restructuring measures, and in the future it may become necessary for us to continue to restructure our business due to worldwide market conditions or other factors that reduce the demand for our products and services, which could adversely affect our ability to execute our business strategy. For example, in 2020, we announced plans to reduce headcount as part of our phased integration with Saba to streamline the organization. This workforce reduction plan—which is still ongoing as of the first quarter of 2021—and any future restructuring may have other consequences, such as attrition beyond the planned reduction in workforce, a negative effect on employee morale and productivity, or a reduction in our ability to attract and retain highly skilled employees.
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
We sometimes invest in, advise, and collaborate with companies building innovative business applications that support the continued expansion of our market reach. We have made, and from time to time may continue to make, strategic investments in privately-held companies. The privately-held companies in which we may invest are inherently risky. The technologies and products these companies have under development are typically in the early stages and may never materialize, which could result in a loss of all or a substantial part of our initial investment in these companies. We have recorded impairment losses related to strategic investments in the past and may record further impairments in the future. The evaluation of privately-held companies is based on information that we request from these companies, which is not subject to the same disclosure regulations as US publicly traded companies, and as such, the basis for these evaluations is subject to the timing and accuracy of the data received from these companies.

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
At March 31, 2021, we had $128.9 million in cash and cash equivalents. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market, and interest rate risks. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the cash consideration we paid in connection with our April 2020 acquisition of Saba. We do not anticipate having a material investment portfolio for the foreseeable future.
Because the market value of fixed-rate debt securities may be adversely impacted by a rise in interest rates, our future investment income may fall short of expectations if interest rates rise. In addition, we may suffer losses if we are forced to sell securities that have experienced a decline in market value because of changes in interest rates. Currently, we use financial derivatives to hedge our interest rate exposure. For additional information refer to Note 3 – Debt and Note 9 – Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements.
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
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3.Defaults Upon Senior Securities
Not applicable.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
On May 3, 2021, we entered into an amended and restated change of control severance agreement with Mr. Shah. In the event that we terminate Mr. Shah without cause or if Mr. Shah terminates his employment for good reason, and in either event the termination does not occur during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control, Mr. Shah will receive: (i) a lump-sum payment equal to 100% of his base salary, (ii) if such termination occurs after the completion of a bonus performance period but prior to the payment of any bonuses for such performance period, a lump-sum payment equal to the bonus Mr. Shah would have received had he remained an employee through the bonus payment date and based on actual performance, (iii) 12 months of acceleration of all unvested equity awards, (iv) the payment of premiums for continued health, dental, and vision benefits for Mr. Shah (and any eligible dependents) for up to 12 months, and (v) all accrued compensation.

In the event that we terminate Mr. Shah without cause or if Mr. Shah terminates his employment for good reason, and in either event the termination occurs during the period beginning three months prior to the consummation of a change of control and ending 12 months following the consummation of a change of control, Mr. Shah will receive: (i) a lump-sum payment equal to 100% of his base salary plus 100% of his target annual bonus, (ii) full acceleration of all unvested equity awards with a 12-month post termination exercise period (unless the options expire earlier), (iii) the payment of premiums for continued health, dental, and vision benefits for Mr. Shah (and any eligible dependents) for up to 12 months, and (iv) all accrued compensation.
The severance payments discussed above are subject to Mr. Shah signing and not revoking a release of claims and continuing to comply with his confidentiality agreement.

ITEM 6.Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant	8-K	001-35098	3.2	June 20, 2018
10.1*	Form of Change of Control Severance Agreement between the Registrant and certain of its executive officers
10.2+
First Amendment to Credit Agreement, among Cornerstone OnDemand, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent and an Issuing Bank, dated April 23, 2021

10.3*	Description of 2021 Executive Bonus Plan	10-K	001-35098	10.25	February 22, 2021
10.4*	Change of Control Severance Agreement between the Registrant and Phil Saunders, dated as of May 3, 2021
10.5*	Change of Control Severance Agreement between the Registrant and Chirag Shah, dated as of May 3, 2021
10.6*	Change of Control Severance Agreement between the Registrant and Jeffrey Lautenbach, dated as of May 4, 2021
10.7*	Change of Control Severance Agreement between the Registrant and Mark Goldin, dated as of May 3, 2021
10.8*	Change of Control Severance Agreement between the Registrant and Heidi Spirgi, dated as of May 3, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH††	Inline XBRL Taxonomy Extension Schema Document
101.CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104††	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Indicates a management contract or compensatory plan or arrangement
+	We have omitted the schedules to this exhibit in accordance with Regulation S-K Item 601(a)(5). A copy of any omitted schedule and/or exhibit will be furnished to the Securities and Exchange Commission upon its request.
†	The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Cornerstone OnDemand, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
††	The financial information contained in these XBRL documents is unaudited.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Cornerstone OnDemand, Inc.
(Registrant)

/s/ Chirag Shah
Chirag Shah
Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)
Date: May 5, 2021