Form 10-Q
period 2021-06-30
Cornerstone OnDemand Inc
filed 2021-08-06
CIK 1401680

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2021, the registrant had 66,754,079 shares of common stock, $0.0001 par value per share, outstanding.

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

RISK FACTOR SUMMARY
Our business is subject to significant risks and uncertainties that make an investment in us speculative and risky. Below we summarize what we believe are the principal risk factors but these risks are not the only ones we face, and you should carefully review and consider the full discussion of our risk factors in the section titled “Risk Factors,” together with the other information in this Quarterly Report on Form 10-Q. If any of the following risks actually occur (or if any of those listed elsewhere in this Quarterly Report on Form 10-Q occur), our business, reputation, financial condition, results of operations, revenue, and future prospects could be seriously harmed. Additional risks and uncertainties of which we are unaware, or that we currently believe are not material, may also become important factors that adversely affect our business.
Risks Related to the Acquisition of Cornerstone by Clearlake Capital
•The announcement and pendency of our agreement to be acquired by Clearlake Capital may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.
•While the merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.
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

PART I. FINANCIAL INFORMATION
ITEM 1.Financial Statements
CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par values)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$147,025	$153,151
Accounts receivable, net	140,751	221,461
Deferred commissions, current portion	48,291	45,786
Prepaid expenses and other current assets	34,194	30,615
Total current assets	370,261	451,013
Capitalized software development costs, net	55,060	50,812
Property and equipment, net	25,520	32,271
Operating right-of-use assets	65,256	74,419
Deferred commissions, net of current portion	88,956	89,698
Long-term investments	1,867	8,565
Intangible assets, net	388,185	436,290
Goodwill	962,280	961,322
Deferred tax assets	19,877	19,169
Other assets	11,770	11,010
Total assets	$1,989,032	$2,134,569
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable, accrued expenses, and other current liabilities	$118,425	$129,908
Deferred revenue, current portion	404,350	446,886
Operating lease liabilities, current portion	14,417	10,830
Debt, current portion	8,297	10,047
Total current liabilities	545,489	597,671
Debt, net of current portion	1,063,048	1,176,239
Deferred revenue, net of current portion	2,066	5,184
Operating lease liabilities, net of current portion	57,081	65,911
Deferred tax liabilities	7,378	11,936
Other liabilities, non-current	5,403	8,754
Total liabilities	1,680,465	1,865,695
Commitments and contingencies (Note 13)
Stockholders’ equity:
Common stock, $0.0001 par value	7	6
Additional paid-in capital	887,692	835,069
Accumulated deficit	(577,485)	(564,662)
Accumulated other comprehensive loss	(1,647)	(1,539)
Total stockholders’ equity	308,567	268,874
Total liabilities and stockholders’ equity	$1,989,032	$2,134,569
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	$214,343	$184,358	$423,616	$334,494
Cost of revenue	60,775	58,000	121,311	99,924
Gross profit	153,568	126,358	302,305	234,570
Operating expenses:
Sales and marketing	67,782	64,942	137,517	120,272
Research and development	27,227	28,338	57,997	52,423
General and administrative	31,536	25,620	63,098	50,345
Acquisition-related and integration	1,341	20,093	2,871	26,904
Restructuring	4,764	9,733	10,853	9,733
Total operating expenses	132,650	148,726	272,336	259,677
Income (loss) from operations	20,918	(22,368)	29,969	(25,107)
Other income (expense):
Interest expense	(16,302)	(18,219)	(35,072)	(23,720)
Loss on extinguishment of debt and related expenses	(3,108)	—	(3,108)	—
Other, net	388	(514)	(4,516)	(5,878)
Other expense, net	(19,022)	(18,733)	(42,696)	(29,598)
Income (loss) before income tax (provision) benefit	1,896	(41,101)	(12,727)	(54,705)
Income tax (provision) benefit	(2,267)	29,114	(96)	28,943
Net loss	$(371)	$(11,987)	$(12,823)	$(25,762)
Net loss per share, basic and diluted	$(0.01)	$(0.19)	$(0.19)	$(0.41)
Weighted-average common shares outstanding, basic and diluted	66,330	63,593	65,866	62,612
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(371)	$(11,987)	$(12,823)	$(25,762)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(172)	277	(2,928)	3,610
Unrealized (loss) gain on interest rate swap contracts	(239)	—	2,820	—
Net change in unrealized losses on investments	—	—	—	(223)
Other comprehensive (loss) income, net of tax	(411)	277	(108)	3,387
Total comprehensive loss	$(782)	$(11,710)	$(12,931)	$(22,375)
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance as of March 31, 2021	66,055	$7	$860,980	$(577,114)	$(1,236)	$282,637
Issuance of common stock upon the exercise of options	68	—	2,383	—	—	2,383
Vesting of restricted stock units	390	—	—	—	—	—
Shares issued under employee stock purchase plan	129	—	4,657	—	—	4,657
Stock-based compensation	—	—	19,672	—	—	19,672
Net loss	—	—	—	(371)	—	(371)
Other comprehensive loss, net of tax	—	—	—	—	(411)	(411)
Balance as of June 30, 2021	66,642	$7	$887,692	$(577,485)	$(1,647)	$308,567

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Par Value
Balance as of December 31, 2020	64,926	$6	$835,069	$(564,662)	$(1,539)	$268,874
Issuance of common stock upon the exercise of options	249	1	7,534	—	—	7,535
Vesting of restricted stock units	1,338	—	—	—	—	—
Shares issued under employee stock purchase plan	129	—	4,657	—	—	4,657
Stock-based compensation	—	—	40,432	—	—	40,432
Net loss	—	—	—	(12,823)	—	(12,823)
Other comprehensive loss, net of tax	—	—	—	—	(108)	(108)
Balance as of June 30, 2021	66,642	$7	$887,692	$(577,485)	$(1,647)	$308,567
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (Continued)
(in thousands)
(unaudited)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of March 31, 2020	62,512	$6	$716,158	$(538,455)	$3,549	$181,258
Issuance of common stock upon the exercise of options	5	—	107	—	—	107
Vesting of restricted stock units	303	—	—	—	—	—
Shares issued under employee stock purchase plan	130	—	4,370	—	—	4,370
Stock-based compensation	—	—	16,028	—	—	16,028
Common stock issued in acquisition	1,110	—	32,889	—	—	32,889
Change in fair value of conversion feature of modified Convertible Notes	—	—	18,598	—	—	18,598
Net loss	—	—	—	(11,987)	—	(11,987)
Other comprehensive income, net of tax	—	—	—	—	277	277
Balance as of June 30, 2020	64,060	$6	$788,150	$(550,442)	$3,826	$241,540

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total
	Shares	Par Value
Balance as of December 31, 2019	61,038	$6	$682,717	$(524,680)	$439	$158,482
Issuance of common stock upon the exercise of options	704	—	8,188	—	—	8,188
Vesting of restricted stock units	1,078	—	—	—	—	—
Shares issued under employee stock purchase plan	130	—	4,370	—	—	4,370
Stock-based compensation	—	—	41,388	—	—	41,388
Common stock issued in acquisition	1,110	—	32,889	—	—	32,889
Change in fair value of conversion feature of modified Convertible Notes	—	—	18,598	—	—	18,598
Net loss	—	—	—	(25,762)	—	(25,762)
Other comprehensive income, net of tax	—	—	—	—	3,387	3,387
Balance as of June 30, 2020	64,060	$6	$788,150	$(550,442)	$3,826	$241,540
See accompanying notes.

CORNERSTONE ONDEMAND, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(12,823)	$(25,762)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	71,109	43,159
Accretion of debt discount and amortization of debt issuance costs	8,150	4,687
Net foreign currency and other loss	4,161	6,783
Stock-based compensation expense	38,008	37,273
Deferred income taxes	(6,004)	(30,636)
Bad debt (recoveries) expense	(586)	1,248
Loss on extinguishment of debt	1,999	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	78,728	21,334
Deferred commissions	(1,118)	(3,204)
Prepaid expenses and other assets	(4,714)	9,320
Accounts payable, accrued expenses, and other current liabilities	(11,628)	9,497
Deferred revenue	(45,486)	(42,911)
Other liabilities, non-current	3,631	(2,026)
Net cash provided by operating activities	123,427	28,762
Cash flows from investing activities
Purchases of marketable investments	—	(20,419)
Maturities and sales of investments	—	272,173
Capital expenditures	(2,637)	(2,275)
Capitalized software costs	(15,161)	(13,524)
Cash paid for acquisitions, net of cash acquired	—	(1,298,172)
Net cash used in investing activities	(17,798)	(1,062,217)
Cash flows from financing activities
Repayment of debt	(124,586)	—
Proceeds from term loan debt, net of discount	—	979,582
Payments of debt issuance and modification costs	(146)	(30,268)
Proceeds from employee stock plans	12,107	12,627
Net cash (used in) provided by financing activities	(112,625)	961,941
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	961	(2,788)
Net decrease in cash, cash equivalents, and restricted cash	(6,035)	(74,302)
Cash, cash equivalents, and restricted cash at beginning of period	155,854	215,907
Cash, cash equivalents, and restricted cash at end of period	$149,819	$141,605
Supplemental cash flow data
Cash paid for interest	$27,077	$8,684
Cash paid for income taxes	3,888	2,543
Non-cash investing and financing activities:
Capitalized assets financed by accounts payable and accrued expenses	318	275
Capitalized stock-based compensation	2,424	4,115
Issuance of common stock for partial consideration for acquisition	—	32,889
Increase in debt discount as a result of modification of Convertible Notes	—	18,598

	As of June 30,
	2021	2020
Reconciliation of cash, cash equivalents, and restricted cash
Cash and cash equivalents	$147,025	$136,492
Restricted cash included in prepaid expenses and other current assets	396	3,837
Restricted cash included in other assets	2,398	1,276
Total cash, cash equivalents, and restricted cash	$149,819	$141,605
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
On August 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunshine Software Holdings, Inc., a Delaware corporation (“Sunshine Software”), and Sunshine Software Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sunshine Software (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Sunshine Software. Sunshine Software and Merger Sub were formed by affiliates of Clearlake Capital Partners V, L.P., Clearlake Capital Partners V (Offshore), L.P., Clearlake Capital Partners V (USTE), L.P., Clearlake Capital Partners VI, L.P., Clearlake Capital Partners VI (Offshore), L.P., Clearlake Capital Partners VI (USTE), L.P., and Clearlake Flagship Plus Partners (Master), L.P. (collectively, “Clearlake Capital”). The Company will call a special meeting of its stockholders to present the Merger Agreement to its stockholders for adoption.
Under the terms of the Merger Agreement, Sunshine Software will acquire all outstanding shares of the Company’s common stock in exchange for consideration of $57.50 per share in cash.  The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to approval of the Company’s stockholders and the satisfaction or waiver of a number of closing conditions. The Merger Agreement provides Sunshine Software and the Company with certain termination rights and, under certain circumstances, may require that Sunshine Software or the Company pay a termination fee.
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
Results of operations for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, for any other interim period, or for any other future year. Certain prior period balances have been reclassified to conform to the current period presentation.

Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2019-12, Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which enhances and simplifies various aspects of the income tax accounting guidance. The guidance was effective for the Company in the first quarter of 2021. The adoption did not have a material impact on the Company’s consolidated financial statements.
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
The results of operations and fair values of the assets acquired and liabilities assumed have been included in the accompanying condensed consolidated financial statements as of the date of acquisition. The following table summarizes the fair value of assets acquired and liabilities assumed as a result of the acquisition of Saba, as adjusted (in thousands):

	Preliminary Fair Value at Acquisition Date	Measurement Period Adjustments[1]	Adjusted Fair Value at Acquisition Date
Cash and cash equivalents	$49,471	$—	$49,471
Accounts receivable	58,764	—	58,764
Prepaid expenses and other current assets	13,020	—	13,020
Property and equipment	9,446	—	9,446
Operating right-of-use assets	16,700	—	16,700
Intangible assets	481,000	—	481,000
Goodwill	905,498	(2,977)	902,521
Other assets	2,698	1,122	3,820
Total assets	1,536,597	(1,855)	1,534,742
Accounts payable and accrued expenses	28,978	—	28,978
Deferred revenue	69,940	1,092	71,032
Operating lease liabilities	16,532	—	16,532
Deferred tax liabilities, net	46,472	(283)	46,189
Other liabilities	12,782	—	12,782
Total liabilities	174,704	809	175,513
Total purchase consideration	$1,361,893	$(2,664)	$1,359,229

[1] The Company received approximately $2.7 million from escrow and made other revisions to certain acquired balances during the measurement period which closed one year from the acquisition date.

Identifiable Intangible Assets
The following table provides the valuation of the Saba intangible assets, along with their estimated useful lives:

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
Unaudited Pro Forma Financial Information
The following table presents the unaudited pro forma results for the three and six months ended June 30, 2020. The unaudited pro forma financial information combines the results of operations of Cornerstone OnDemand and Saba as though the companies had been combined as of January 1, 2019. The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place at such time. The unaudited pro forma revenue for the periods presented below includes the effect of purchase accounting adjustments related to the valuation of deferred revenue assumed in the acquisition (“the deferred revenue write-down”). The deferred revenue write-down had an $18.6 million impact on pro forma revenue during the three and six months ended June 30, 2020. The unaudited pro forma results presented below include adjustments for amortization of identifiable intangible assets, interest expense related to debt financing, and related tax effects (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2020
Revenue	$201,949	$420,913
Net loss	(35,789)	(73,035)
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

Fair Value at Acquisition Date
Tangible assets	$1,275
Intangible assets – developed technology	9,800
Intangible assets – customer relationships	800
Goodwill	8,875
Deferred tax liabilities	(1,020)
Accounts payable and accrued expenses	(755)
Deferred revenue	(336)
Net assets acquired	$18,639
The intangible assets related to developed technology are amortized on a straight-line basis over three years to cost of revenue. The intangible assets related to customer relationships are amortized on a straight-line basis over two years to sales and marketing. Pro forma results of operations related to the acquisition of Clustree have not been presented as the impact of the acquisition is not material to the Company’s financial results.
Acquisition-Related and Integration
Acquisition-related and integration expenses for both Saba and Clustree primarily consist of external fees for advisory, legal, and other professional services. These expenses totaled approximately $1.3 million and $20.1 million for the three months ended June 30, 2021 and 2020 and $2.9 million and $26.9 million for the six months ended June 30, 2021 and 2020, respectively. These were expensed as incurred and recorded in acquisition-related and integration expenses in the accompanying condensed consolidated statements of operations.
3.    DEBT
Term Loan B and Revolving Credit Facility
On April 22, 2020, the Company entered into a credit agreement (the “Credit Agreement”) with Morgan Stanley Senior Funding, Inc., as administrative agent and collateral agent (“Agent”), which provided for a seven-year senior secured term loan B facility (the “Term Loan Facility”) in an aggregate principal amount of $1.0047 billion for a purchase price equal to 97.5% of the aggregate principal amount after original issue discount. Equity interests in certain subsidiaries of the Company and domestic assets of the Company, subject to customary exceptions, are pledged as collateral. Principal payments are due quarterly at a rate of 0.25% of the original principal amount with the remaining outstanding principal balance due in April 2027. In addition, the Company entered into a five-year senior secured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of up to $150.0 million, of which $150.0 million and $102.5 million remained available at June 30, 2021 and December 31, 2020, respectively. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (as defined below) and letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. Borrowings under the Credit Agreement bear interest at a rate per annum equal to LIBOR for an interest period of one month, plus an applicable margin of 4.25%, with a 0.00% LIBOR floor.
On April 23, 2021, the Company entered into an amendment to the Credit Agreement to effectuate a repricing of the Term Loan Facility resulting in a rate per annum equal to LIBOR plus an applicable margin of 3.25%, with a 0.00% LIBOR floor (the “Repricing”). Principal payments are due quarterly at a rate of 0.25% of the principal amount upon Repricing with the remaining outstanding principal balance due in April 2027. As a result of the Repricing, a portion of the Term Loan Facility was accounted for as an extinguishment of the existing debt and issuance of new debt. During the three months ended June 30, 2021, the Company recognized a loss on extinguishment of debt of $2.0 million and incurred third-party expenses of $1.1 million, both of which were recorded within loss on extinguishment of debt and related expenses in the accompanying condensed consolidated statements of operations.
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

The net carrying amounts of the components of the Term Loan Facility consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$827,602	$952,188
Unaccreted debt discount	(20,298)	(23,082)
Unamortized debt issuance costs	(18,910)	(21,392)
Net carrying value	$788,394	$907,714
The effective interest rate is 4.2% for the Term Loan Facility as of June 30, 2021.
The following table presents the interest expense recognized related to the Term Loan Facility (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contractual interest expense	$7,593	$10,298	$17,433	$10,298
Accretion of debt discount	792	699	1,746	699
Amortization of debt issuance costs	763	663	1,668	663
Total	$9,148	$11,660	$20,847	$11,660
Undrawn amounts under the Revolving Credit Facility accrue a commitment fee at an initial per annum rate of 0.50% subject to certain adjustments, beginning July 1, 2020. In addition to the unused commitment fee, the Company is required to pay certain letter of credit, administrative, and other related fees. The Company did not draw any amounts under the Revolving Credit Facility as of June 30, 2021 and December 31, 2020.
The Term Loan Facility, Revolving Credit Facility, and Convertible Notes (as discussed below) contain customary covenants that, among other things, restrict the Company’s ability to incur additional indebtedness, grant liens, make certain investments (including acquisitions), dispose of certain assets, and make certain payments (including share repurchases and dividends). As of June 30, 2021, the Company was in compliance with all financial covenants.
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
The net carrying amounts of the components of the Convertible Notes consist of the following (in thousands):

	June 30, 2021	December 31, 2020
Principal amount	$300,000	$300,000
Unaccreted debt discount	(12,872)	(16,178)
Unamortized debt issuance costs	(4,177)	(5,250)
Net carrying value	$282,951	$278,572
The effective interest rate is 9.2% for the Convertible Notes as of June 30, 2021.
The following table presents the interest expense recognized related to the Convertible Notes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Contractual interest expense	$4,313	$4,313	$8,626	$8,626
Accretion of debt discount	1,699	1,499	3,306	1,930
Amortization of debt issuance costs	551	593	1,073	1,256
Total	$6,563	$6,405	$13,005	$11,812

4.    NET LOSS PER SHARE
The following table presents the Company’s basic and diluted net loss per share (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net loss	$(371)	$(11,987)	$(12,823)	$(25,762)
Net loss per share, basic and diluted	$(0.01)	$(0.19)	$(0.19)	$(0.41)
Weighted-average shares of common stock outstanding, basic and diluted	66,330	63,593	65,866	62,612
The potential shares of common stock that would have a dilutive impact are computed using the treasury stock method or the if-converted method, as applicable. The following potential shares were excluded from the computation of diluted net loss per share because their effect would have been anti-dilutive (in thousands):

	June 30,
	2021	2020
Options to purchase common stock, restricted stock units, and performance-based restricted stock units	7,418	8,947
Shares issuable pursuant to employee stock purchase plan	109	152
Convertible notes	7,143	7,143
Total shares excluded from net loss per share	14,670	16,242

15

5.    CASH AND INVESTMENTS
The Company’s investments in marketable and non-marketable securities are made pursuant to its investment policy, which has established guidelines relative to the diversification of the Company’s investments and their maturities, with the principal objective of capital preservation and maintaining liquidity that is sufficient to meet cash flow requirements.
As of June 30, 2021 and December 31, 2020, the Company did not have any marketable investments. During the first quarter of 2021, the Company recorded a $6.9 million write-down related to a non-marketable investment accounted for using the equity method because an other than temporary impairment was identified. During the six months ended June 30, 2020, the Company recognized a $1.9 million loss on the sale of available-for-sale securities.
The Company’s non-marketable investments are composed of the following (in thousands):

	June 30, 2021	December 31, 2020
Accounted for at cost, adjusted for observable price changes	$1,867	$1,750
Accounted for using the equity method	—	6,815
Total non-marketable investments	$1,867	$8,565

6.    INTANGIBLE ASSETS AND GOODWILL
Finite-lived Intangibles
The Company has finite-lived intangible assets which are amortized over their estimated useful lives on a straight-line basis, which approximates the economic pattern of benefit. The following table presents the gross carrying amount and accumulated amortization of finite-lived intangible assets (dollars in thousands):

		June 30, 2021			December 31, 2020
	Weighted-Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Developed technology	4.1	$143,531	$(50,310)	$93,221	$143,151	$(31,658)	$111,493
Content library	5.5	4,700	(2,260)	2,440	4,700	(1,833)	2,867
Customer relationships	11.0	296,972	(32,642)	264,330	296,812	(18,946)	277,866
Customer contracts	2.0	58,746	(34,921)	23,825	58,717	(20,225)	38,492
Trade names, trademarks, and domain names	3.0	7,237	(2,868)	4,369	7,233	(1,661)	5,572
Total		$511,186	$(123,001)	$388,185	$510,613	$(74,323)	$436,290
Amortization of customer-related intangible assets is recorded in sales and marketing expense in the accompanying condensed consolidated statements of operations; amortization of developed technology and content library intangible assets is recorded in cost of revenue; amortization of all other finite-lived intangibles is recorded in general and administrative expense. Total amortization expense was $24.3 million and $18.5 million for the three months ended June 30, 2021 and 2020 and $48.6 million and $20.2 million for the six months ended June 30, 2021 and 2020, respectively.
The following table presents the Company's estimate of remaining amortization expense for finite-lived intangible assets that existed as of June 30, 2021 (in thousands):

2021 – remaining period	$47,665
2022	73,152
2023	50,783
2024	42,426
2025	31,202
Thereafter	142,957
Estimated remaining amortization expense	$388,185
The Company evaluates the recoverability of its long-lived assets with finite useful lives, including intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The Company does not believe an impairment trigger occurred which would impact the recoverability of the carrying values as of June 30, 2021. There were no impairment charges related to identifiable intangible assets during the three and six months ended June 30, 2021 and 2020.

Goodwill
The following table presents the carrying amount of goodwill (in thousands):

Balance as of December 31, 2020	$961,322
Measurement period adjustments	571
Effect of foreign currency translation	387
Balance as of June 30, 2021	$962,280

7.    RESTRUCTURING
The Company has recently undertaken various restructuring activities as part of the Company’s integration plan with Saba and to streamline the organization. The activities were composed primarily of workforce reductions and exits of certain facilities. The cost of workforce reductions is primarily composed of severance payments and termination benefits, including stock-based compensation in certain cases. The cost of vacated facilities is primarily composed of incremental amortization expense associated with vacated right-of-use assets and associated leasehold improvements. The present actions are expected to be substantially complete during 2021. All liabilities for severance and termination benefits are included in accounts payable, accrued expenses, and other current liabilities in the accompanying condensed consolidated balance sheets.
Activity for the Company’s restructuring plan is as follows:

Six Months Ended
June 30, 2021
(in thousands)
Severance payments and termination benefits	$7,453
Stock-based compensation	2,504
Vacated facilities	896
Total restructuring expense	$10,853

Restructuring liability balance as of December 31, 2020	$6,233
Severance payments and termination benefits expense	7,453
Cash payments	(8,853)
Effect of foreign currency translation	(70)
Restructuring liability balance as of June 30, 2021	$4,763

8.    OTHER BALANCE SHEET AMOUNTS
Property and Equipment, net
The balance of property and equipment, net is as follows (dollars in thousands):

	Useful Life	June 30, 2021	December 31, 2020
Computer equipment and software	1 – 6 years	$68,477	$66,205
Furniture and fixtures	1 – 7 years	7,133	6,580
Leasehold improvements	1 – 8 years	27,089	26,204
Total property and equipment		102,699	98,989
Less: accumulated depreciation and amortization		(77,179)	(66,718)
Total property and equipment, net		$25,520	$32,271
Depreciation expense was $3.6 million and $5.8 million for the three months ended June 30, 2021 and 2020 and $8.9 million and $8.9 million for the six months ended June 30, 2021 and 2020, respectively.

Accounts Payable, Accrued Expenses, and Other Current Liabilities
The balance of accounts payable, accrued expenses, and other current liabilities is as follows (in thousands):

	June 30, 2021	December 31, 2020
Accounts payable	$7,058	$1,424
Accrued compensation and related liabilities	54,898	76,974
Other accrued expenses and other current liabilities	56,469	51,510
Total accounts payable, accrued expenses, and other current liabilities	$118,425	$129,908
Deferred Commissions
The Company defers commissions paid to its sales force and related payroll taxes as these amounts are incremental costs of obtaining a contract with a customer and are recoverable from future revenue due to the non-cancelable customer agreements that gave rise to the commissions. Deferred commissions are amortized over the related benefit period, which has been determined to be six years for initial contracts, and the contract term for renewal contracts, which is generally three years. Commissions expense was $12.7 million and $9.9 million for the three months ended June 30, 2021 and 2020 and $25.0 million and $19.0 million for the six months ended June 30, 2021 and 2020, respectively. These expenses were recorded in sales and marketing in the accompanying condensed consolidated statements of operations.
Capitalized Software Development Costs
The Company capitalized $9.7 million and $7.5 million of software development costs and amortized $6.2 million and $6.7 million to cost of revenue during the three months ended June 30, 2021 and 2020, respectively. The Company capitalized $18.3 million and $15.1 million of software development costs and amortized $13.2 million and $13.9 million to cost of revenue during the six months ended June 30, 2021 and 2020, respectively.
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
•Level 2 – Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly.
•Level 3 – Unobservable inputs
Assets and liabilities measured at fair value on a recurring basis included the following (in thousands):

	June 30, 2021				December 31, 2020
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Interest rate swap contracts designated as cash flow hedges	$1,950	$—	$1,950	$—	$(885)	$—	$(885)	$—
At June 30, 2021 and December 31, 2020, the Company had no cash equivalents measured at fair value on a recurring basis.
Derivatives Designated as Hedging Instruments – Cash Flow Hedges
The change in fair value of derivatives designated and qualifying as cash flow hedges is deferred as a component of accumulated other comprehensive loss in the accompanying condensed consolidated balance sheets and is subsequently reclassified into earnings in the period that the hedged interest expense affects earnings. As of June 30, 2021, the Company had two outstanding interest rate swap derivatives designated as hedging instruments with an aggregate notional value of $596.7 million. These contracts have maturities of four years or less with amortizing notional values over the contract term.

The following table summarizes the amount of income recognized from derivative instruments and the line items in the accompanying condensed consolidated statements of operations where the results were recorded for cash flow hedges (in thousands):

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	Three Months Ended			Three Months Ended
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Interest rate swap contracts	$(507)	$—	Interest expense	$(267)	$—

	Amount of Gain (Loss) Recognized in Other Comprehensive Loss on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss
	Six Months Ended			Six Months Ended
	June 30, 2021	June 30, 2020		June 30, 2021	June 30, 2020
Interest rate swap contracts	$2,302	$—	Interest expense	$(518)	$—
The Company expects that $(0.6) million recorded as a component of accumulated other comprehensive income (loss) will be recognized in the statements of operations over the next twelve months.
The following table summarizes the fair values of derivative instruments and the line items in the accompanying condensed consolidated balance sheets where the instruments are recorded (in thousands):

	Derivative Assets			Derivative Liabilities
		June 30, 2021	December 31, 2020		June 30, 2021	December 31, 2020
Designated as cash flow hedges:	Balance Sheet location:			Balance Sheet location:
Interest rate swap contracts	Prepaid expenses and other current assets	$—	$—	Accounts payable, accrued expenses, and other current liabilities	$(25)	$(40)
Interest rate swap contracts	Other assets	$1,975	$—	Other liabilities, non-current	$—	$(845)
Convertible Notes
The Company’s Convertible Notes, as described in Note 3 – Debt, are presented in the accompanying condensed consolidated balance sheets at their original issuance value, net of unaccreted debt discount and unamortized debt issuance costs, and are not remeasured to fair value each period. The fair value of the Company’s Convertible Notes as of June 30, 2021 was approximately $430 million. The fair value of the Convertible Notes, which are classified as Level 2 financial instruments, was estimated on the basis of the current equity value implicit in the instrument.
10.    STOCKHOLDERS’ EQUITY
Common Stock
As of June 30, 2021 and December 31, 2020, there were 1,000,000,000 shares of common stock authorized. As of June 30, 2021 and December 31, 2020, there were 66,642,159 and 64,926,234 shares issued and outstanding, respectively.
Share Repurchase Programs
In August 2019, the Company’s board of directors authorized a $150.0 million share repurchase program of its common stock (the “2019 Share Repurchase Program”). The 2019 Share Repurchase Program is set to terminate when the aggregate cost of shares repurchased under the 2019 Share Repurchase Program reaches $150.0 million. Share repurchases may be executed through various means, including, without limitation, open market transactions, privately negotiated transactions, or otherwise. The timing and amount of any share repurchase will depend on share price, corporate and regulatory requirements, economic and market conditions, and other factors. At July 1, 2021, $127.6 million remained available for repurchase of shares under the 2019 Share Repurchase Program. There were no share repurchases under the 2019 Share Repurchase Program during the three and six months ended June 30, 2021 and 2020.

11.    STOCK-BASED AWARDS
Stock Options
Stock option activity is summarized as follows (in thousands, except per share and term information):

	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value[1]
Outstanding, December 31, 2020	1,819	$37.81	2.6	$15,541
Exercised	(249)	30.23
Forfeited	(8)	53.02
Outstanding, June 30, 2021	1,562	$38.94	2.2	$20,253

Exercisable at June 30, 2021	1,562	$38.94	2.2	$20,253
Vested and expected to vest at June 30, 2021	1,562	$38.94	2.2	$20,253

[1] Based on the Company’s closing stock price of $51.58 on June 30, 2021 and $44.04 on December 31, 2020.
There were no stock options granted during the three and six months ended June 30, 2021 and 2020.
Restricted Stock Units
Restricted stock unit (“RSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2020	3,891	$42.21
Granted	1,450	46.40
Forfeited	(346)	43.42
Vested	(1,228)	41.71
Unvested shares at June 30, 2021	3,767	$43.85
Unrecognized compensation expense related to unvested RSUs was $122.0 million at June 30, 2021, which is expected to be recognized over a weighted-average period of 2.3 years.
Performance-Based Restricted Stock Units
Performance-based restricted stock unit (“PRSU”) activity is summarized as follows (shares in thousands):

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested shares at December 31, 2020[1]	2,229	$41.95
Granted	519	85.50
Forfeited	(549)	40.22
Vested	(110)	40.60
Unvested shares at June 30, 2021[1]	2,089	$53.29

[1] Assumes maximum achievement of the specified financial targets.
Unrecognized compensation expense related to unvested PRSUs was $23.5 million at June 30, 2021, which is expected to be recognized over a weighted-average period of 1.6 years.
Employee Stock Purchase Plan
Under the Company’s 2010 Employee Stock Purchase Plan (“ESPP”), eligible employees are granted the right to purchase shares at the lower of 85% of the fair value of the stock at the time of grant or 85% of the fair value at the time of exercise. The right to purchase shares is granted semi-annually, in June and December, for six month offering periods. Under the ESPP 4,697,036 shares remained available for issuance at June 30, 2021. During the six months ended June 30, 2021 and 2020, 128,632 and 130,177 shares were purchased under the ESPP, respectively.

Stock-Based Compensation
Stock-based compensation expense is reflected in the accompanying condensed consolidated statements of operations as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cost of revenue	$2,261	$2,122	$4,317	$4,823
Sales and marketing	5,393	5,628	11,690	14,212
Research and development	3,357	2,724	7,412	7,524
General and administrative	6,212	3,421	12,085	10,506
Restructuring	1,303	208	2,504	208
Total	$18,526	$14,103	$38,008	$37,273

12.    INCOME TAXES
The Company’s income tax (provision) benefit was approximately $(2.3) million and $29.1 million with an effective income tax rate of 119.6% and 70.8% for the three months ended June 30, 2021 and 2020. The Company’s income tax (provision) benefit was approximately $(0.1) million and $28.9 million with an effective income tax rate of (0.8)% and 52.9% for the six months ended June 30, 2021 and 2020. The Company’s effective tax rate differs from the US statutory rate of 21% primarily due to the change in the valuation allowance on the Company’s deferred tax assets and income taxes in foreign jurisdictions with no valuation allowances.
The income tax provision is related to domestic income, certain foreign income, and withholding taxes. The Company does not have a material tax provision in significant jurisdictions in which it operates, such as the United States and the United Kingdom, as it has historically generated losses. The Company has recorded a full valuation allowance against its net deferred tax assets in the aforementioned jurisdictions and the Company does not currently anticipate recording an income tax benefit related to these deferred tax assets or current year losses.
The Company’s provision for income taxes for the three and six months ended June 30, 2021 was estimated using the discrete method and was based on its financial results through the end of the period. The Company determined that using the discrete method is more appropriate than using the annual effective tax rate method. The Company is unable to estimate the annual effective tax rate with sufficient precision to use the effective tax rate method, which requires a full-year projection of income.
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
13.    COMMITMENTS AND CONTINGENCIES
Commitments
In March 2020, the Company entered into an agreement with a provider of cloud computing services to provide services over approximately seven years. The remaining obligation as of June 30, 2021 is $73.5 million.
Letters of Credit
The Company maintains standby letters of credit in association with other contractual arrangements. Total letters of credit outstanding at June 30, 2021 and December 31, 2020 were $8.8 million and $8.9 million, respectively.

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
14.    LEASES
The Company has various non-cancelable operating leases for its offices and data centers. These arrangements have remaining lease terms up to nine years. Certain lease agreements contain renewal options, termination rights, rent abatement, and/or escalation clauses with renewal terms that can extend the lease term, generally from one to five years.
The components of lease cost related to the Company’s operating leases are as follows:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Operating lease cost	$10,493	$8,843
Sublease income	(901)	(2,044)
Net lease cost	$9,592	$6,799
Supplemental cash flow information related to leases, including leases acquired in business combinations, is as follows:

	Six Months Ended
	June 30,
	2021	2020

	(in thousands)
Cash paid for operating leases	$7,471	$6,402
Right-of-use assets obtained in exchange for lease obligations	—	17,762
Supplemental balance sheet information related to the Company’s operating leases is as follows:

	June 30, 2021	December 31, 2020
Weighted-average remaining lease term	4.9 years	5.2 years
Weighted-average incremental borrowing rate	3.7%	3.5%

Maturities of the Company’s operating lease liabilities at June 30, 2021 are as follows (in thousands):

2021 – remaining period	$6,474
2022	20,258
2023	19,132
2024	9,760
2025	8,251
Thereafter	14,742
Total lease payments	78,617
Less: Imputed interest[1]	(7,119)
Present value of operating lease liabilities	$71,498
[1] Calculated using the incremental borrowing rate for each lease.

15.    REVENUE, DEFERRED REVENUE, AND REMAINING PERFORMANCE OBLIGATIONS
Disaggregation of Revenue
The following table sets forth the Company’s sources of revenue (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Subscription revenue	$206,821	$177,217	$407,405	$321,638
Professional services revenue	7,522	7,141	16,211	12,856
Total revenue	$214,343	$184,358	$423,616	$334,494
The following table sets forth revenue by geographic region, which is generally based on the address of the Company’s customers as defined in their master subscription agreements (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
United States	$129,461	$119,385	$256,653	$217,303
All other countries	84,882	64,973	166,963	117,191
Total revenue	$214,343	$184,358	$423,616	$334,494
Deferred Revenue
The Company recognized $187.9 million and $138.6 million of revenue during the three months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of March 31, 2021 and 2020, respectively. The Company recognized $318.1 million and $243.2 million of revenue during the six months ended June 30, 2021 and 2020, respectively, that was included in the deferred revenue balances as of December 31, 2020 and 2019, respectively.
Transaction Price Allocated to Remaining Performance Obligations
As of June 30, 2021, approximately $1.177 billion of revenue is expected to be recognized from remaining performance obligations. The Company expects to recognize revenue on approximately 70% of these remaining performance obligations over the next 18 months, with the balance recognized thereafter.
The estimated revenues from the remaining performance obligations do not include uncommitted contract amounts such as (i) amounts which are cancellable by the customer without significant penalty, (ii) future billings for time and material contracts, and (iii) amounts associated with optional renewal periods.

16.    RELATED PARTY TRANSACTIONS
The Cornerstone OnDemand Foundation (the “Foundation”) empowers communities in the United States and internationally by increasing the impact of the non-profit sector through the utilization of people development technology including the Company’s products. The Company’s founder and co-chairperson of the board of directors is on the Foundation’s board of directors. The Company does not direct the Foundation’s activities, and accordingly, the Company does not consolidate the Foundation’s activities with its financial results. The Company provided at no charge certain resources to the Foundation, with approximate values of $0.8 million and $0.7 million during the three months ended June 30, 2021 and 2020 and $1.6 million and $1.8 million during the six months ended June 30, 2021 and 2020, respectively.
17.    SUBSEQUENT EVENTS
On August 5, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunshine Software Holdings, Inc., a Delaware corporation (“Sunshine Software”), and Sunshine Software Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sunshine Software (“Merger Sub”), providing for the merger of Merger Sub with and into the Company (the “Merger”), with the Company surviving the Merger as an indirect wholly owned subsidiary of Sunshine Software. Sunshine Software and Merger Sub were formed by Clearlake Capital (refer to Note 1 – Organization and Summary of Significant Accounting Policies – Company Overview for additional information). As a result of the Merger, each share of common stock, par value $0.0001 per share, of the Company issued and outstanding immediately prior to the effective time of the Merger (other than shares, if any, held by the Company, Sunshine Software, Merger Sub or any of their subsidiaries, shares held in treasury, and shares with respect to which dissenters rights have been properly demanded in accordance with the Delaware General Corporation Law) will be converted into the right to receive $57.50 in cash, without interest, per share. Subject to the satisfaction or waiver of customary closing conditions, including the approval of the Merger by the Company’s stockholders and receipt of certain governmental approvals, the Merger is expected to be completed in the second half of calendar year 2021.
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
On August 5, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunshine Software Holdings, Inc., a Delaware corporation (“Sunshine Software”), and Sunshine Software Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sunshine Software (“Merger Sub”), providing for the merger of Merger Sub with and into Cornerstone (the “Merger”), with Cornerstone surviving the Merger as an indirect wholly owned subsidiary of Sunshine Software. Sunshine Software and Merger Sub were formed by affiliates of Clearlake Capital Partners V, L.P., Clearlake Capital Partners V (Offshore), L.P., Clearlake Capital Partners V (USTE), L.P., Clearlake Capital Partners VI, L.P., Clearlake Capital Partners VI (Offshore), L.P., Clearlake Capital Partners VI (USTE), L.P., and Clearlake Flagship Plus Partners (Master), L.P. (collectively, “Clearlake Capital”). We will call a special meeting of our stockholders to present the Merger Agreement to our stockholders for adoption.
Under the terms of the Merger Agreement, Sunshine Software will acquire all outstanding shares of our common stock in exchange for consideration of $57.50 per share in cash.  The Merger Agreement contains representations and warranties customary for transactions of this type. The closing of the Merger is subject to approval of our stockholders and the satisfaction or waiver of a number of closing conditions. The Merger Agreement provides Sunshine Software and us with certain termination rights and, under certain circumstances, may require that Sunshine Software or we pay a termination fee.
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
•Continue to Invest in Our International Operations. We believe a substantial opportunity exists to continue to grow sales of our solutions internationally. We intend to continue to grow our Europe, Middle East, and Africa (“EMEA”) and Asia-Pacific and Japan (“APJ”) operations. For the six months ended June 30, 2021, we generated approximately 39% of our total revenue from regions outside of the United States. We expect this percentage to grow in the future.
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

COVID-19
The impact of the COVID-19 pandemic on the global economy and on our business continues to be fluid. After careful review of our operations, while the ongoing and developing circumstances related to the COVID-19 pandemic remain highly uncertain, we believe that we are well positioned to address challenges related to the COVID-19 pandemic and to continue to execute against our strategic priorities and financial goals. We are moving towards slowly re-opening some of our offices on a voluntary, region-to-region basis in accordance with local authority guidelines. We are closely monitoring the COVID-19 pandemic to ensure we protect the health and welfare of our employees and have plans in place for mitigating disruptions in our operations including maintaining high levels of uptime, service, and support to our customers. We continue to proactively assess, monitor, and respond to domestic and international developments related to the COVID-19 pandemic, including the progress of domestic and international vaccination efforts as well as the emergence of new virus variants, and we will implement risk-mitigation plans as needed to minimize the impact on our partner relationships and business operations. While our customer base spans a variety of industries and geographies, our customers have been and may continue to be negatively impacted by COVID-19. This has resulted in and may continue to result in delayed purchasing decisions from prospective customers, reduced customer demand, reduced customer spend (which had an impact on our net annual dollar retention rate in 2020), and delayed payments, all of which could affect our future revenues and cash flows. Because our near-term revenues are relatively predictable as a result of our subscription-based business model, the effect of the COVID-19 pandemic may not be fully reflected in our operating results and financial condition until future periods. See “Risks Related to COVID-19” in Item 1A Risk Factors of this Quarterly Report on Form 10-Q for a description of risks to us due to the COVID-19 pandemic.
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
•Professional Services and Other. We offer our customers and implementation partners assistance in implementing our products and optimizing their use. Services are billed either upfront on a fixed rate basis, on a time and materials basis, or are included as part of the subscription fee. We generally recognize revenue from fixed fee professional services contracts as services are performed based on the proportion performed to date relative to the total expected services to be performed. Revenue associated with time-and-material contracts are recorded as such time and materials are incurred.
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
•expenses for network-related infrastructure, third-party data center hosting facilities, and IT support;
•delivery of contracted professional services and on-going customer support and customer success initiatives;
•payments to external service providers contracted to perform implementation services;
•depreciation of data center assets and amortization of: capitalized software costs, developed technology software license rights, and technology-related intangible assets from acquisitions; and
•content and licensing fees and referral fees.
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

•General and Administrative. General and administrative expenses consist primarily of personnel and related expenses for administrative, legal, finance, and human resource staff, including salaries, benefits, bonuses, and stock-based compensation; professional fees; insurance premiums; amortization of all other acquisition-related intangible assets; other corporate expenses; and allocated overhead.
•Acquisition-Related and Integration. Acquisition-related and integration expenses consist primarily of external professional services directly associated with acquisitions, such as advisory fees, accounting and legal costs, filing fees, due diligence, and integration costs.
•Restructuring. Restructuring expenses consist primarily of payroll-related and stock-based compensation costs associated with employee terminations as well as costs associated with vacated facilities.
Other Income (Expense)
•Interest Expense. Interest expense consists primarily of interest expense from our debt obligations, including our Term Loan Facility, Revolving Credit Facility, and Convertible Notes (each defined below). Interest expense is primarily composed of contractual interest, commitment fees on unused amounts available on the Revolving Credit Facility, accretion of debt discount, the impact of interest rate swap contracts, and amortization of debt issuance costs.
•Other, Net. Other, net consists of interest income, income and expense associated with fluctuations in foreign currency exchange rates, fair value adjustments to strategic investments, and other non-operating expenses. Interest income consists primarily of interest income from investment securities. We expect interest income to vary depending on the level of our investments in marketable securities, which may include corporate bonds, agency bonds, US treasury securities, and commercial paper. We expect other, net to vary primarily depending on the movement in foreign currency exchange rates and the related impact on our foreign exchange gain (loss).
Income Tax Provision
On a consolidated basis, we have historically incurred losses and have recorded a valuation allowance against our US, UK, and other deferred tax assets for all periods to date (except for the second quarter of 2020) and, accordingly, have not recorded an income tax benefit for any of the periods presented for these jurisdictions. Our provision is composed of certain foreign and state income taxes and a benefit for the three and six months ended June 30, 2021.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	28.4%	31.5%	28.6%	29.9%
Gross profit	71.6%	68.5%	71.4%	70.1%
Operating expenses:
Sales and marketing	31.6%	35.2%	32.5%	36.0%
Research and development	12.7%	15.4%	13.7%	15.7%
General and administrative	14.7%	13.8%	14.9%	15.0%
Acquisition-related and integration	0.6%	10.9%	0.7%	8.0%
Restructuring	2.2%	5.3%	2.6%	2.9%
Total operating expenses	61.8%	80.6%	64.4%	77.6%
Income (loss) from operations	9.8%	(12.1)%	7.0%	(7.5)%
Other income (expense):
Interest expense	(7.6)%	(9.9)%	(8.3)%	(7.1)%
Loss on extinguishment of debt and related expenses	(1.5)%	—%	(0.7)%	—%
Other, net	0.2%	(0.3)%	(1.1)%	(1.8)%
Other expense, net	(8.9)%	(10.2)%	(10.1)%	(8.9)%
Income (loss) before income tax (provision) benefit	0.9%	(22.3)%	(3.1)%	(16.4)%
Income tax (provision) benefit	(1.1)%	15.8%	—%	8.7%
Net loss	(0.2)%	(6.5)%	(3.1)%	(7.7)%
Non-GAAP Financial Measures and Other Key Metrics
The following table sets forth our revenue and key metrics that we use to evaluate our business, measure our performance, identify trends affecting our business, formulate financial projections, and make strategic decisions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Revenue	$214,343	$184,358	$423,616	$334,494
Subscription revenue	$206,821	$177,217	$407,405	$321,638
Income (loss) from operations	$20,918	$(22,368)	$29,969	$(25,107)
Net cash provided by operating activities	$45,316	$22,774	$123,427	$28,762
Free cash flow	$36,182	$15,335	$105,629	$12,963
Number of customers	6,035	6,308	6,035	6,308
Revenue increased $30.0 million, or 16.3%, for the three months ended June 30, 2021 as compared to the same period in 2020. Revenue increased $89.1 million, or 26.6%, for the six months ended June 30, 2021 as compared to the same period in 2020. The rate of our revenue increase was primarily impacted by the acquisition of Saba.

The following table sets forth our sources of revenue for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Subscription revenue	$206,821	$177,217	$407,405	$321,638
Percentage of subscription revenue to total revenue	96.5%	96.1%	96.2%	96.2%
Professional services revenue	$7,522	$7,141	$16,211	$12,856
Percentage of professional services revenue to total revenue	3.5%	3.9%	3.8%	3.8%
Total revenue	$214,343	$184,358	$423,616	$334,494
Subscription revenue increased $29.6 million, or 16.7%, for the three months ended June 30, 2021 as compared to the same period in 2020. Subscription revenue increased $85.8 million, or 26.7%, for the six months ended June 30, 2021, as compared to the same period in 2020. The increases were primarily attributable to the acquisition of Saba as well as new business, which includes new customers, upsells, cross-sells, and renewals from existing customers.
Professional services revenue increased $0.4 million, or 5.3%, for the three months ended June 30, 2021 as compared to the same period in 2020. Professional services revenue increased $3.4 million, or 26.1%, for the six months ended June 30, 2021, as compared to the same period in 2020. The increases in professional services revenue for both periods were attributable to the acquisition of Saba.
Revenue by geography is generally based on the address of the customer as defined in our master subscription agreement with each customer. The following table sets forth our revenue by geographic area for each of the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
United States	$129,461	$119,385	$256,653	$217,303
Percentage for United States	60.4%	64.8%	60.6%	65.0%
All other countries	$84,882	$64,973	$166,963	$117,191
Percentage for all other countries	39.6%	35.2%	39.4%	35.0%
Total revenue	$214,343	$184,358	$423,616	$334,494
Net Cash Provided By Operating Activities and Free Cash Flow

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Net cash provided by operating activities	$45,316	$22,774	$123,427	$28,762
Capital expenditures	(1,694)	(1,304)	(2,637)	(2,275)
Capitalized software costs	(7,440)	(6,135)	(15,161)	(13,524)
Free cash flow	$36,182	$15,335	$105,629	$12,963
Operating cash flow margin	21.1%	12.4%	29.1%	8.6%
Free cash flow margin	16.9%	8.3%	24.9%	3.9%
Net cash provided by operating activities for the three and six months ended June 30, 2021 was $45.3 million and $123.4 million, respectively, as compared to $22.8 million and $28.8 million during the same periods in 2020. The increases were primarily due to the timing of cash receipts from customers as a result of improved day sales outstanding from collections of receivables during 2021. The increases were also attributable to changes in net loss adjusted for non-cash items including depreciation and amortization, various working capital changes, and timing of disbursements to vendors as compared to the same periods in 2020.
Free cash flow for the three and six months ended June 30, 2021 was $36.2 million and $105.6 million, respectively, resulting in free cash flow margins of 16.9% and 24.9%, as compared to free cash flows of $15.3 million and $13.0 million and free cash flow margins of 8.3% and 3.9%, for the same periods in 2020.

Cost of Revenue, Gross Profit, and Gross Margin

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Cost of revenue	$60,775	$58,000	$121,311	$99,924
Gross profit	$153,568	$126,358	$302,305	$234,570
Gross margin	71.6%	68.5%	71.4%	70.1%
Cost of revenue increased $2.8 million, or 4.8%, for the three months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to increased amortization of developed technology intangible assets due to the timing of the acquisition of Saba in 2020. Amortization of developed technology intangible assets was $7.5 million for the three months ended June 30, 2021, as compared to $5.6 million for the same period in 2020. Cost of revenue increased $21.4 million, or 21.4%, for the six months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily due to the acquisition of Saba and was partially offset by decreased employee-related expenses, stock-based compensation, and external implementation professional service expenses.
Sales and Marketing

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Sales and marketing	$67,782	$64,942	$137,517	$120,272
Percent of revenue	31.6%	35.2%	32.5%	36.0%
Sales and marketing expenses increased $2.8 million, or 4.4% for the three months ended June 30, 2021 as compared to the same period in 2020. This increase was primarily due to increased amortization of customer-related intangible assets due to the timing of the acquisition of Saba in 2020. Sales and marketing expenses increased $17.2 million, or 14.3%, for the six months ended June 30, 2021, as compared to the same period in 2020. This increase was primarily due to the acquisition of Saba and was partially offset by decreased employee-related expenses, travel and entertainment expenses in response to the ongoing COVID-19 pandemic, and certain marketing expenses which were delayed until the second half of 2021.
Research and Development

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Research and development	$27,227	$28,338	$57,997	$52,423
Percent of revenue	12.7%	15.4%	13.7%	15.7%
Research and development expenses decreased $1.1 million, or 3.9%, for the three months ended June 30, 2021, as compared to the same period in 2020. The decrease was primarily attributable to decreased employee-related expenses. Research and development expenses increased $5.6 million, or 10.6%, for the six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily attributable to the acquisition of Saba and was partially offset by decreased employee-related expenses.
We capitalize a portion of our software development costs related to the development and enhancements of our products, which are then amortized to cost of revenue. The timing and levels of resources dedicated to our capitalizable development and enhancement projects may affect the amount of development costs expensed in any given period. We capitalized $9.7 million and $7.5 million of software development costs and amortized $6.2 million and $6.7 million during the three months ended June 30, 2021 and 2020, respectively. We capitalized $18.3 million and $15.1 million of software development costs and amortized $13.2 million and $13.9 million during the six months ended June 30, 2021 and 2020, respectively.

General and Administrative

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
General and administrative	$31,536	$25,620	$63,098	$50,345
Percent of revenue	14.7%	13.8%	14.9%	15.0%
General and administrative expenses increased $5.9 million, or 23.1%, for the three months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to increased employee-related expenses and professional services expenses. General and administrative expenses increased $12.8 million, or 25.3%, for the six months ended June 30, 2021, as compared to the same period in 2020. The increase was primarily due to the acquisition of Saba, as well as increased employee-related expenses and professional services expenses.
Acquisition-Related and Integration

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Acquisition-related and integration	$1,341	$20,093	$2,871	$26,904
Percent of revenue	0.6%	10.9%	0.7%	8.0%
Acquisition-related and integration expenses decreased $18.8 million, or 93.3%, for the three months ended June 30, 2021 as compared to the same period in 2020. Acquisition-related and integration expenses decreased $24.0 million, or 89.3%, as compared to the same period in 2020. The decrease in both periods was primarily due to reduced professional services directly associated with the acquisition of Saba as compared to the same periods in 2020. Acquisition-related and integration expenses consist primarily of external professional services directly associated with acquisitions, such as advisory fees, accounting and legal costs, filing fees, due diligence, and integration costs. We expect to continue to incur additional costs related to the integration of Saba during 2021.
Restructuring

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(dollars in thousands)
Restructuring	$4,764	$9,733	$10,853	$9,733
Percent of revenue	2.2%	5.3%	2.6%	2.9%
Restructuring expenses decreased $5.0 million, or 51.1%, for the three months ended June 30, 2021, as compared to the same period in 2020. Restructuring expenses increased $1.1 million, or 11.5%, for the six months ended June 30, 2021, as compared to the same period in 2020. The restructuring activities in both periods were primarily due to workforce reductions as part of our integration plan associated with the acquisition of Saba. We continue to evaluate other areas for synergies as part of our integration planning efforts in 2021. During the fourth quarter of 2020, we commenced the process to exit certain redundant facilities, the financial impact of which continued in 2021. For additional information refer to Note 7 – Restructuring of the Notes to Condensed Consolidated Financial Statements.

Other Income (Expense)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Interest expense	$(16,302)	$(18,219)	$(35,072)	$(23,720)
Loss on extinguishment of debt and related expenses	(3,108)	—	(3,108)	—
Other, net	388	(514)	(4,516)	(5,878)
Total	$(19,022)	$(18,733)	$(42,696)	$(29,598)
Interest expense decreased for the three months ended June 30, 2021, as compared to the same period in 2020, primarily due to the amendment of our Term Loan Facility to effectuate a Repricing (each defined in Liquidity and Capital Resources below) on April 23, 2021, resulting in a lower interest rate during a portion of 2021. As a result of the Repricing, we recognized a loss on extinguishment of debt of $2.0 million and incurred third-party expenses of $1.1 million. Refer to Note 3 – Debt of the Notes to Condensed Consolidated Financial Statements for additional information regarding the Repricing. Interest expense increased for the six months ended June 30, 2021 as compared to the same period in 2020, primarily due to additional interest costs as well as amortization and accretion resulting from the Term Loan Facility and the modification of our Convertible Notes (each defined in Liquidity and Capital Resources below), which were executed in April 2020. Refer to the section below titled Liquidity and Capital Resources for additional information regarding interest expense associated with our Term Loan Facility and Convertible Notes.
Other, net is primarily composed of foreign exchange gains and losses related to transactions denominated in foreign currencies, foreign exchange gains and losses related to our intercompany loans and certain cash accounts, changes in our non-marketable investments, and interest income. The increase in Other, net for the three months ended June 30, 2021 as compared to the same period in 2020 was primarily driven by foreign exchange gains from fluctuations in exchange rates between the euro and British pound due to the global nature of our operations and changes in our non-marketable investments accounted for using the equity method. The increase in Other, net for the six months ended June 30, 2021 as compared to the same period in 2020 was primarily driven by foreign exchange gains from fluctuations in exchange rates. The increase was partially offset by a write-down of $6.9 million related to a non-marketable investment which was recorded in the first quarter of 2021, as well as lower interest income in 2021 as compared to the same period in 2020.
Income Tax (Provision) Benefit

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

	(in thousands)
Income tax (provision) benefit	$(2,267)	$29,114	$(96)	$28,943
For the three months ended June 30, 2021, we recorded an income tax provision related to certain foreign and state income taxes. For the six months ended June 30, 2021, we recorded an income tax provision related to certain foreign and state income taxes. As a result of the acquisition of Saba in April 2020, we recorded excess deferred tax liabilities that provided a source of future income. This resulted in a partial change in judgment as to the realizability of our federal and state deferred tax assets. Consequently, we determined that a portion of our existing deferred tax assets were more likely than not to be realized and recognized a discrete tax benefit of approximately $26.7 million during the three months ended June 30, 2020.

Liquidity and Capital Resources
At June 30, 2021, our principal sources of liquidity were $147.0 million of cash and cash equivalents and $140.8 million of accounts receivable, compared to $153.2 million of cash and cash equivalents and $221.5 million of accounts receivable at December 31, 2020. On April 22, 2020, we acquired Saba for an aggregate purchase price of approximately $1.310 billion, consisting of $1.277 billion in cash and 1,110,352 shares of our common stock. In connection with the acquisition, we incurred $1.0047 billion of additional indebtedness as a senior term loan (the “Term Loan Facility”) for a purchase price equal to 97.5% of the principal amount. Principal payments are due quarterly at a rate of 0.25% of the original principal amount with the remaining outstanding principal balance due in April 2027. Interest is payable on a monthly or quarterly basis at our option. On April 23, 2021, we entered into an amendment to the Credit Agreement to effectuate a repricing of the Term Loan Facility (the “Repricing”). We also entered into a revolving credit facility (the “Revolving Credit Facility”) to borrow up to an additional $150.0 million, of which $150.0 million and $102.5 million remained available at June 30, 2021 and December 31, 2020, respectively. The available borrowings under the Revolving Credit Facility are limited by indebtedness covenants with the holders of the Convertible Notes (defined below) and letters of credit issued under the Credit Agreement. The Revolving Credit Facility includes a letter of credit sub-facility of up to $30.0 million. For additional information regarding our acquisition of Saba, including the consideration payable, and the related debt arrangements and subsequent refinancing, refer to Note 2 – Business Combinations and Note 3 – Debt of the Notes to Condensed Consolidated Financial Statements.
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
The following table sets forth a summary of our cash flows:

	Six Months Ended June 30,
	2021	2020

	(in thousands)
Net cash provided by operating activities	$123,427	$28,762
Net cash used in investing activities	(17,798)	(1,062,217)
Net cash (used in) provided by financing activities	(112,625)	961,941
Our cash flows from operating activities are significantly influenced by our growth, ability to maintain our contractual billing and collection terms, and our investments in headcount and infrastructure to support anticipated growth. Given the seasonality and continued growth of our business, our cash flows from operating activities will vary from period to period.

Cash provided by operating activities was $123.4 million for the six months ended June 30, 2021 compared to $28.8 million for the same period in 2020. The increase in operating cash flows was primarily due to timing of cash receipts from customers as a result of improved day sales outstanding from collections of receivables during 2021. The increase was also attributable to changes in net loss adjusted for non-cash items including depreciation and amortization, various working capital changes, and timing of disbursements to vendors as compared to the same period in 2020.
Our primary investing activities have consisted of acquisitions, investments, capital expenditures to purchase software, computer equipment, leasehold improvements, and furniture and fixtures in support of expanding our infrastructure and workforce.
Cash used in investing activities was $17.8 million for the six months ended June 30, 2021, compared to cash used in investing activities of $1.062 billion for the same period in 2020. The change in investing cash flows was primarily due to cash paid to partially fund the acquisition of Saba on April 22, 2020.
Cash used in financing activities was $112.6 million for the six months ended June 30, 2021, compared to cash provided by financing activities of $961.9 million for the same period in 2020. The decrease in financing cash flows was primarily due to voluntary prepayments of our Term Loan Facility in the first and second quarters of 2021, compared to proceeds from our Term Loan Facility incurred in the second quarter of 2020 in connection with the acquisition of Saba.
Share Repurchase Program
In August 2019, the board of directors authorized a $150.0 million share repurchase program (the “2019 Share Repurchase Program”), under which we have repurchased 416,761 shares of common stock at an average price per share of $53.64 as of June 30, 2021. We did not repurchase any of our shares during the three and six months ended June 30, 2021 and 2020. At July 1, 2021, $127.6 million was available for repurchase of shares under the 2019 Share Repurchase Program. For additional information on the 2019 Share Repurchase Program, refer to Note 10 – Stockholders’ Equity of the Notes to Condensed Consolidated Financial Statements.
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
Interest Rate Risk
At June 30, 2021, we had cash and cash equivalents of $147.0 million, compared to $153.2 million at December 31, 2020. We do not believe our cash equivalents have significant risk of default or illiquidity. While we believe these cash equivalents do not contain excessive risk, we cannot guarantee that in the future our investments will not be subject to adverse changes in market value. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. We cannot guarantee that we will not experience losses on these deposits.

At June 30, 2021, we had $827.6 million principal outstanding under our Term Loan Facility, compared to $952.2 million at December 31, 2020. Our Term Loan Facility bears interest at a variable rate. As a result, we are exposed to market risk associated with the variable interest rate payments on these borrowings. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $2.1 million in quarterly interest payments, compared to $2.4 million at December 31, 2020. We use interest rate swap contracts to manage our exposure to fluctuations in interest rates related to our Term Loan Facility. We had two interest rate swap contracts outstanding at June 30, 2021. These instruments effectively cap a portion of our interest rate exposure by converting $596.7 million of our variable rate debt to a fixed interest rate. A hypothetical immediate increase of 100 basis points in interest rates would result in an increase of approximately $11.3 million in the fair value of our interest rate swap contracts, compared to $14.3 million at December 31, 2020. For additional information regarding our interest rate swap contracts, refer to Note 9 – Fair Value of Financial Instruments of the Notes to Condensed Consolidated Financial Statements. On April 23, 2021, we refinanced our Term Loan Facility. For additional information refer to Note 3 – Debt of the Notes to Condensed Consolidated Financial Statements.
At June 30, 2021 and December 31, 2020, we had no marketable investments. The primary objectives of our marketable investment activities are the preservation of capital, the fulfillment of liquidity needs, and the fiduciary control of cash and investments. We do not enter into investments for trading or speculative purposes. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the acquisition of Saba; we liquidated the remainder of our investment portfolio during the second quarter of 2020. We, therefore, do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates on interest-bearing investments.
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
As our international operations grow, our risks associated with fluctuation in currency rates will become greater, and we will continue to reassess our approach to managing this risk. In addition, currency fluctuations can increase the costs of our international expansion. The effect of a hypothetical immediate 10% adverse change in foreign exchange rates on foreign-denominated accounts at June 30, 2021 and December 31, 2020, including our intercompany loans with our subsidiaries, would result in a foreign currency loss of approximately $5.3 million and $4.7 million, respectively.
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
Our management, with the participation of our chief executive officer and chief financial officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of such date.
Changes in Internal Control Over Financial Reporting
We acquired Saba in April 2020 and are in the process of integrating the acquired business into our overall internal control over financial reporting. Other than this ongoing integration, there was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to the Acquisition of Cornerstone by Clearlake Capital
The announcement and pendency of our agreement to be acquired by Clearlake Capital may have an adverse effect on our business, operating results and our stock price, and may result in the loss of employees, customers, suppliers, and other business partners.
On August 5, 2021, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Sunshine Software Holdings, Inc., a Delaware corporation (“Sunshine Software”), and Sunshine Software Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Sunshine Software (“Merger Sub”), providing for the merger of Merger Sub with and into Cornerstone (the “Merger”), with Cornerstone surviving the Merger as an indirect wholly owned subsidiary of Sunshine Software. Sunshine Software and Merger Sub were formed by affiliates of Clearlake Capital Partners V, L.P., Clearlake Capital Partners V (Offshore), L.P., Clearlake Capital Partners V (USTE), L.P., Clearlake Capital Partners VI, L.P., Clearlake Capital Partners VI (Offshore), L.P., Clearlake Capital Partners VI (USTE), L.P., and Clearlake Flagship Plus Partners (Master), L.P. (collectively, “Clearlake Capital”). We are subject to risks in connection with the announcement and pendency of the Merger, including, but not limited to, the following:
•market reaction to the announcement of the Merger;
•changes in our business, operations, financial position, and prospects;
•market assessments of the likelihood that the Merger will be consummated;

•the amount of cash offered per share will not be increased to account for positive changes in our business, assets, liabilities, prospects, outlook, financial condition, or results of operations during the pendency of the Merger, including any successful execution of our current strategy as an independent company or in the event of any change in the market price of, analyst estimates of, or projections relating to, our common stock;
•potential adverse effects on our relationships with our current customers, suppliers and other business partners, or those with which we are seeking to establish business relationships, due to uncertainties about the Merger;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and many of these fees and costs are payable by us regardless of whether the Merger is consummated;
•potential adverse effects on our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger, and the possibility that our employees could lose productivity as a result of uncertainty regarding their employment following the Merger;
•the pendency and outcome of the legal proceedings that have been or may be instituted against us, our directors, executive officers and others relating to the transactions contemplated by the Merger Agreement; and
•the possibility of disruption to our business, including increased costs and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us.
While the Merger is pending, we are subject to contractual restrictions that could harm our business, operating results and our stock price.
The Merger Agreement includes restrictions on the conduct of our business prior to the completion of the Merger, generally requiring us to conduct our businesses in the ordinary course, consistent with past practice, and restricting us from taking certain specified actions absent Sunshine Software’s prior written consent. We may find that these and other obligations in the Merger Agreement may delay or prevent us from or limit our ability to respond effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management and board of directors think they may be advisable. These restrictions could adversely impact our business, operating results and our stock price and our perceived acquisition value, regardless of whether the Merger is completed.
The failure to complete the Merger may adversely affect our business and our stock price.
The Merger with Sunshine Software is subject to a number of conditions, including, among other things, (i) adoption of the Merger Agreement by the holders of a majority of our outstanding common stock, (ii) expiration or termination of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and certain other governmental bodies, (iii) the absence of any “material adverse effect” on us occurring after the date of the Merger Agreement that is continuing, (iv) the absence of any legal restraints prohibiting the Merger, (v) the absence of certain legal proceedings brought by a governmental entity relating to the Merger, and (vi) subject to certain materiality qualifications, the continued accuracy of our representations and warranties, and our continued compliance with covenants and obligations (to be performed at or prior to the closing of the Merger).  There can be no assurance that these conditions to the completion of the Merger will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe or at all.  If the Merger is not completed, we may be subject to negative publicity or be negatively perceived by the investment or business communities and our stock price could fall to the extent that our current stock price reflects an assumption that the Merger will be completed. Furthermore, if the Merger is not completed, we may suffer other consequences that could adversely affect our business and results of our operations.
The Merger Agreement with Sunshine Software limits our ability to pursue alternative transactions which could deter a third party from proposing an alternative transaction.
The Merger Agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit, knowingly encourage, assist, knowingly induce or knowingly facilitate, or participate or engage in any negotiations or discussions regarding, or furnish information in response to inquiries with respect to, an alternative transaction. It is possible that these or other provisions in the Merger Agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our outstanding common stock from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.

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
The market for people development solutions is highly competitive, rapidly evolving, and fragmented. Some of our competitors and potential competitors are larger and have greater brand name recognition, longer operating histories, larger marketing budgets, and significantly greater resources than we do. Further, if one or more of our competitors were to merge, acquire, or partner with another of our competitors, the change in the competitive landscape could adversely affect our business. Our competitors may also establish or strengthen cooperative relationships with our current or future strategic distributors, systems integrators, HR outsourcers, payroll services companies, third-party consulting firms, or other parties with whom we have relationships, thereby limiting our ability to promote our products and limiting the number of consultants available to implement our products. In addition, with the introduction of new technologies and market entrants, we expect competition to intensify in the future. Any of these events could disrupt our operations, reduce our revenue, or harm our business generally.

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
Our business has been and we expect will continue to be adversely impacted by the effects of the ongoing COVID-19 pandemic, which has and could continue to cause disruption in the operations of our customers and the suppliers, partners, and other third-parties upon whom we rely. Our headquarters and many of our employees are located in Los Angeles County, California, which had been severely impacted, and continues to be impacted, by the COVID-19 pandemic. Officials in Los Angeles County and elsewhere have issued multiple orders to implement various precautions intended to slow the spread of COVID-19, including directives related to mask wearing. Authorities in many other states and cities where our customers, suppliers, and partners are located have issued orders with similar and other goals and restrictions. While some of these restrictions have been lifted or relaxed in certain areas and while efforts to vaccinate the general population continue in California, across the US, and around the world, the COVID-19 pandemic continues to present serious health risks and there is no guarantee when or if all such restrictions will be eliminated, such that we and our customers, suppliers, and partners will be able to safely resume operations consistent with our pre-COVID-19 operations.

In response to the serious risk posed by the COVID-19 pandemic we have implemented changes that may negatively impact productivity and disrupt our business, such as asking our employees to work from home. Additionally, in connection with the COVID-19 pandemic, our suppliers and partners may be unable fulfill their obligations to us in a timely manner or at all. Further, to the extent our customers’ operations have been and continue to be negatively impacted, they may delay payments to us, request payment or other concessions, elect not to renew their agreements with us in a timely manner or at all, or reduce their spending level on our products and services. While we have not had a material impact to date in connection with the COVID-19 pandemic, we have experienced, and may experience in the future, lengthening of sales cycles, reduced customer spending (which had an impact on our net annual dollar retention rate in 2020), delayed payments, and requests for extensions of payment terms from certain customers. The COVID-19 pandemic may have an impact on our revenue in the near term.
The extent of the effect of COVID-19, or any future health crisis, on our operational and financial performance, and on our relationships with suppliers, partners, and customers, will depend on future developments, including the duration, spread and intensity of the pandemic, the effect of approved vaccines, and the speed and extent to which they are distributed and taken, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain the overall impact of COVID-19 on our business. If the pandemic continues to persist or increase as a severe worldwide health crisis, the pandemic could have a material adverse effect on our business, results of operations, financial condition, and cash flows.
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
Our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness, including our Convertible Notes due March 17, 2023 with an aggregate principal amount of $300.0 million, and the Term Loan Facility due April 22, 2027 with an original aggregate principal amount of $1.0047 billion, depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. On April 23, 2021, we refinanced our Term Loan Facility to lower the interest rate by one percentage point resulting in a rate per annum equal to LIBOR plus an applicable margin of 3.25%. For additional information refer to Note 3 – Debt of the Notes to Condensed Consolidated Financial Statements. Our business may not generate cash flow from operations in the future sufficient to satisfy our obligations under the Term Loan Facility, the Convertible Notes, or any future indebtedness we may incur, or to make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as reducing or delaying investments or capital expenditures, selling assets, refinancing, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance the Convertible Notes, the Term Loan Facility, or future indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on the Convertible Notes, the Term Loan Facility, or future indebtedness.
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
We have historically incurred net losses. At June 30, 2021, our accumulated deficit was $577.5 million and total stockholders’ equity was $308.6 million. It is possible that we may continue to incur operating losses in the future as a result of expenses associated with the continued development and expansion of our business as well as borrowing costs on our substantial indebtedness. Our expenses include among others, sales and marketing, research and development, consulting and support services, costs related to our acquisitions and the integration of businesses we acquire, and other costs related to the development, marketing, and sale and service of our products that may not generate revenue until later periods, if at all. Any failure to increase revenue or manage our cost structure as we implement initiatives to grow our business could prevent us from sustaining profitability. In addition, our ability to achieve sustained profitability is subject to a number of the risks and uncertainties discussed below, many of which are beyond our control. We cannot be certain that we will be able to sustain profitability on a quarterly or annual basis.
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
Further, Brexit has created uncertainty with regard to data protection regulation in the UK, where our operations involve the processing of EU residents’ personal data. In particular, as a result of Brexit, the UK has received a four-year adequacy decision from the EU. However, it is unclear how data transfers to and from the UK will be regulated after the four-year period expires. Thus, it is uncertain whether our operations in, and data transfers to and from, the UK will be able to comply with UK and EU law in the future.
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
At June 30, 2021, we had $147.0 million in cash and cash equivalents. Although we follow an established investment policy and set of guidelines to manage our investment portfolio, our investments are subject to general credit, liquidity, counterparty, market, and interest rate risks. We liquidated a significant portion of our investment portfolio during the first quarter of 2020 to partially fund the cash consideration we paid in connection with our April 2020 acquisition of Saba. We do not anticipate having a material investment portfolio for the foreseeable future.
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
ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds
Not applicable.
ITEM 3.Defaults Upon Senior Securities
Not applicable.
ITEM 4.Mine Safety Disclosures
Not applicable.
ITEM 5.Other Information
Not applicable.

ITEM 6.Exhibits

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File No.	Exhibit	Filing Date
2.1^	Agreement and Plan of Merger, dated as of August 5, 2021, by and among Sunshine Software Holdings, Inc., a Delaware corporation, and Sunshine Software Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Sunshine Software Holdings, Inc., and Cornerstone OnDemand, Inc., a Delaware corporation	8-K	001-35098	2.1	August 5, 2021
3.1	Amended and Restated Certificate of Incorporation of the Registrant	8-K	001-35098	3.1	June 20, 2018
3.2	Amended and Restated Bylaws of the Registrant, as amended
10.1+	First Amendment to Credit Agreement, among Cornerstone OnDemand, Inc., the Lenders party thereto and Morgan Stanley Senior Funding, Inc., as Administrative Agent, Collateral Agent and an Issuing Bank, dated April 23, 2021	10-Q	001-35098	10.2	May 6, 2021
10.2*	Change of Control Severance Agreement between the Registrant and Phil Saunders, dated as of May 3, 2021	10-Q	001-35098	10.4	May 6, 2021
10.3*	Change of Control Severance Agreement between the Registrant and Chirag Shah, dated as of May 3, 2021	10-Q	001-35098	10.5	May 6, 2021
10.4*	Change of Control Severance Agreement between the Registrant and Jeffrey Lautenbach, dated as of May 4, 2021	10-Q	001-35098	10.6	May 6, 2021
10.5*	Change of Control Severance Agreement between the Registrant and Mark Goldin, dated as of May 3, 2021	10-Q	001-35098	10.7	May 6, 2021
10.6*	Change of Control Severance Agreement between the Registrant and Heidi Spirgi, dated as of May 3, 2021	10-Q	001-35098	10.8	May 6, 2021
31.1	Certification of the Chief Executive Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002
32.1†	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
32.2†	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002
101.INS††	Inline XBRL Instance Document (this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH††	Inline XBRL Taxonomy Extension Schema Document
101.CAL††	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF††	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB††	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE††	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104††	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

^
We have omitted the schedules to this exhibit in accordance with Regulation S-K Item 601(b)(2). A copy of any omitted schedule will be furnished to the Securities and Exchange Commission upon its request.

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
Date: August 4, 2021